Form 10-Q
period 2007-06-30
Commonwealth Income & Growth Fund VI
filed 2007-08-14
CIK 1351901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:  333-131736

COMMONWEALTH INCOME & GROWTH FUND VI
(Exact name of registrant as specified in its charter)

Pennsylvania	20-4115433
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Brandywine Bldg. One, Suite 200
2 Christy Drive
Chadds Ford, PA 19317
(Address, including zip code, of principal executive offices)

(610) 594-9600
(Registrant’s telephone number including area code)

Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (ii) has been subject to such filing requirements for the past 90 days: YES  ☒  NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      YES  ☐    NO  ☒

FORM 10-Q
JUNE 30, 2007

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

Commonwealth  Income & Growth Fund VI
Condensed Balance Sheet

June 30, 2007
(unaudited)
Assets

Cash and cash equivalents	$2,937,751
Prepaid fees	7,000
2,944,751

Prepaid acquisition fees	120,348
120,348

Total Assets	$3,065,099

Liabilities and Partners' Capital

Liabilities
Accounts payable	$11,036
Accounts payable - CCC	16,247
Total liabilities	27,283

Partners' Capital
General partner	1,000
Limited partners	3,036,816
Total Partners' Capital	3,037,816

Total Liabilities and Partners' Capital	$3,065,099

see accompanying notes to condensed financial statements

Commonwealth Income and Growth Fund VI
Condensed Statement of Operations

For the period of May 10, 2007 (Commencement of operations) through June 30, 2007
(unaudited)
Income
Interest and other	$2,654

Total income	2,654

Expenses
Operating	45,264
Organizational costs	37,166

Total expenses	82,430

Net (loss)	$(79,776)

Net (loss) allocated to limited partners	$(79,776)

Net (loss) per equivalent limited partnership unit	$(0.71)

Weighted average number of equivalent limited partnership units outstanding during the period	112,602

see accompanying notes to condensed financial statements

Commonwealth income & Growth Fund VI
Condensed Statements of Partners’ Capital
For the period of May 10, 2007 (Commencement of operations)
through June 30, 2007
(unaudited)

	General Partner Units	Limited Partner Units	General Partner	Limited Partners	Total

Balance, May 10, 2007	50	-	$1,000	$(61)	$939
Contributions	-	177,204	-	3,539,640	3,539,640
Syndication Costs	-	-	-	(422,987)	(422,987)
Net (loss)	-	-	-	(79,776)	(79,776)

Balance, June 30, 2007	50	177,204	$1,000	$3,036,816	$3,037,816

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund VI
Condensed Statement of Cash Flow

For the period of May 10, 2007 (Commencement of operations) through June 30, 2007
(unaudited)

Net cash (used in) operating activities	$(179,841)

Contributions	3,539,640
Syndication costs	(422,987)
Net cash provided by financing activities	3,116,653

Net increase in cash and cash equivalents	2,936,812
Cash and cash equivalents, beginning of period	939
Cash and cash equivalents, end of period	$2,937,751

see accompanying notes to condensed financial statements

NOTES TO CONDENSED FINANCIAL STATEMENTS

1. Business

Commonwealth Income & Growth Fund VI (the “Partnership”) is a limited partnership organized in the Commonwealth of Pennsylvania on January 6, 2006.  The Partnership is offering for sale up to 2,500,000 units of the limited partnership at the purchase price of $20 per unit (the “Offering”).  The Partnership reached the minimum amount in escrow and commenced operations on May 10, 2007.

The Partnership uses the proceeds of the Offering to acquire, own and lease various types of computer information technology (I.T.) equipment and other similar capital equipment, which is leased primarily to U.S. corporations and institutions. Commonwealth Capital Corp. (“CCC”), on behalf of the Partnership and other affiliated partnerships, will acquire computer equipment subject to associated debt obligations and lease agreements and allocate a participation in the cost, debt and lease revenue to the various partnerships based on certain risk factors.

The Partnership’s General Partner is Commonwealth Income & Growth Fund, Inc. (the “General Partner”), a Pennsylvania corporation which is an indirect wholly owned subsidiary of CCC.  CCC is a member of the Investment Program Association (IPA), Financial Planning Association (FPA), and the Equipment Leasing and Finance Association (ELFA).  Approximately ten years after the commencement of operations, the Partnership intends to sell or otherwise dispose of all of its computer equipment, make final distributions to partners, and to dissolve.  Unless sooner terminated, the Partnership will continue until December 31, 2018.

2. Summary of Significant Accounting Policies

Basis of Presentation

The financial information presented does not include all disclosures required by accounting principles generally accepted in the United States. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated have been included. Operating results for the period of May 10, 2007 (commencement of operations) through June 30, 2007 are not necessarily indicative of financial results that may be expected for the full year ended December 31, 2007.

Net Income (Loss) Per Equivalent Limited Partnership Unit

The net income (loss) per equivalent limited partnership unit is computed based upon net income (loss) allocated to the limited partners and the weighted average number of equivalent units outstanding during the period.

3. Computer Equipment

Through June 30, 2007, the Partnership had not entered into any leases. Subsequent to June 30, 2007, the Partnership has only entered into operating leases where lease revenue is recognized on the monthly straight-line basis which is generally in accordance with the terms of the operating lease agreements.  The Partnership’s leases do not contain any step-rent provisions or escalation clauses nor are lease revenues adjusted based on any index.

Subsequent to June 30, 2007, and through August 9, 2007, equipment was purchased in the amount of $630,327. The future minimum rentals on this equipment are:

Amount

Six months ending December 31, 2007	$97,341
Year ended December 31, 2008	194,681
Year ended December 31, 2009	194,681
Year ended December 31, 2010	97,341
$584,044

4. Related Party Transactions

Payables

As of June 30, 2007, the Partnership’s related party payables represent unreimbursed expenses paid for on behalf of the Partnership by CCC.

Reimbursable Expenses

The General Partner and its affiliates are entitled to reimbursement by the Partnership for the cost of supplies and services obtained and used by the General Partner in connection with the administration and operation of the Partnership from third parties unaffiliated with the General Partner.  In addition, the General Partner and its affiliates are entitled to reimbursement for certain expenses incurred by the General Partner and its affiliates in connection with the administration and operation of the Partnership.  During the period of May 10, 2007 (commencement of operations) through June 30, 2007, the Partnership recorded $16,000 for reimbursement of expenses to the General Partner.

Offering Costs

Offering costs are payments for selling commissions, dealer manager fees, professional fees and other offering expenses relating to the syndication of the Partnership’s units.  Selling commissions are 8% of the partners’ contributed capital and dealer manager fees are 2% of the partners’ contributed capital.  These costs were primarily attributable to syndication costs of approximately $423,000 and have been deducted from partnership capital in the accompanying financial statements.

Equipment Acquisition Fee

The General Partner is entitled to be paid an equipment acquisition fee of 4% of the purchase price of each item of equipment purchased as compensation for the negotiation of the acquisition of the equipment and lease thereof or sale under a conditional sales contract.  For the period of May 10, 2007 (commencement of operations) through June 30, 2007, there were no equipment acquisition fees earned by the General Partner.

Debt Placement Fee

As compensation for arranging term debt to finance the acquisition of equipment by the Partnership, the General Partner is paid a fee equal to 1% of such indebtedness; provided, however, that such fee shall be reduced to the extent the Partnership incurs such fees to third parties, unaffiliated with the General Partner or the lender, with respect to such indebtedness and no such fee will be paid with respect to borrowings from the General Partner or its affiliates.  For the period of May 10, 2007 (commencement of operations) through June 30, 2007, there were no debt placement fees earned by the General Partner.

Equipment Management Fee

The General Partner is entitled to be paid a monthly fee equal to the lesser of (i) the fees which would be charged by an independent third party for similar services for similar equipment or (ii) the sum of (a) two percent of (1) the gross lease revenues attributable to equipment which is subject to full payout net leases which contain net lease provisions plus (2) the purchase price paid on conditional sales contracts as received by the Partnership and (b) 5% of the gross lease revenues attributable to equipment which is subject to operating and capital leases.  For the period of May 10, 2007 (commencement of operations) through June 30, 2007, there were no equipment management fees earned by the General Partner.

Equipment Liquidation Fee

With respect to each item of equipment sold by the General Partner (other than in connection with a conditional sales contract), a fee equal to the lesser of (i) 50% of the competitive equipment sale commission or (ii) three percent of the sales price for such equipment is payable to the General Partner.  The payment of such fee is subordinated to the receipt by the limited partners of the net disposition proceeds from such sale in accordance with the Partnership Agreement.  Such fee will be reduced to the extent any liquidation or resale fees are paid to unaffiliated parties.  For the period of May 10, 2007 (commencement of operations) through June 30, 2007, there were no equipment liquidation fees earned by the General Partner.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

Certain statements within this Quarterly Report on Form 10-Q may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (“PSLRA”). These statements are being made pursuant to the PSLRA, with the intention of obtaining the benefits of the “safe harbor” provisions of the PSLRA, and, other than as required by law, we assume no obligation to update or supplement such statements. Forward-looking statements are those that do not relate solely to historical fact. They include, but are not limited to, any statement that may predict, forecast, indicate or imply future results, performance, achievements or events. You can identify these statements by the use of words such as “may,” “will,” “could,” “anticipate,” “believe,” “estimate,” “expects,” “intend,” “predict” or “project” and variations of these words or comparable words or phrases of similar meaning. These forward-looking statements reflect our current beliefs and expectations with respect to future events and are based on assumptions and are subject to risks and uncertainties and other factors outside our control that may cause actual results to differ materially from those projected.

CRITICAL ACCOUNTING POLICIES

The Partnership's discussion and analysis of its financial condition and results of operations are based upon its financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Partnership to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. The Partnership bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The Partnership believes that its critical accounting policies affect its more significant judgments and estimates used in the preparation of its financial statements.

COMPUTER EQUIPMENT

Commonwealth Capital Corp., on behalf of the Partnership and other affiliated partnerships, acquires computer equipment subject to associated debt obligations and lease revenue and allocates a participation in the cost, debt and lease revenue to the various partnerships based on certain risk factors. Depreciation on computer equipment for financial statement purposes will be based on the straight-line method over estimated useful lives of four years.

REVENUE RECOGNITION

Through June 30, 2007, the Partnership had not entered into any leases. Subsequent to June 30, 2007, the Partnership has only entered into operating leases where lease revenue is recognized on the monthly straight-line basis which is generally in accordance with the terms of the operating lease agreements.  The Partnership’s leases do not contain any step-rent provisions or escalation clauses nor are lease revenues adjusted based on any index.

The Partnership reviews a customer’s credit history before extending credit and establishes a provision for uncollectible accounts receivable based upon the credit risk of specific customers, historical trends and other information.

Liquidity and Capital Resources

The Partnership’s primary source of capital for the period of May 10, 2007 (commencement of operations) through June 30, 2007 was from contributions of approximately $3,540,000.  For the period of May 10, 2007 (commencement of operations) through June 30, 2007 the Partnership incurred and paid offering costs of approximately $423,000.

The Partnership intends to invest approximately $7,000,000 in additional equipment for the remainder of 2007.  The acquisition of this equipment will be funded by limited partner contributions and debt financing. Any debt service will be funded from cash flows from lease rental payments.

For the period of May 10, 2007 (commencement of operations) through June 30, 2007, cash was used in operating activities in the amount of $180,000, which includes a net loss of approximately $80,000.

The Partnership's investment strategy of acquiring computer equipment and generally leasing it under “triple-net leases” to operators who generally meet specified financial standards minimizes the Partnership's operating expenses.  As of June 30, 2007, the Partnership had future minimum rentals on non-cancelable operating leases of  approximately $97,000 for the six month period ending December 31, 2007 and approximately $486,000 thereafter.

Results of Operations

Period of May 10, 2007 (commencement of operations) through June 30, 2007

For the period of May 10, 2007 (commencement of operations) through June 30, 2007, the Partnership recognized income of approximately $2,000 and expenses of approximately $82,000, resulting in a net loss of approximately $80,000

Operating expenses of $45,000, excluding depreciation, primarily consisted of conference expenses of $3,000, accounting fees of $5,000, postage/shipping expenses of $9,400 and other sales expense of $9,000.

Organizational costs were approximately $37,000 for the period of May 10, 2007 (commencement of operations) through June 30, 2007. In accordance with the American Institute of Certified Public Accountants, Statement of Position (SOP) 98-05, costs relating to start-up activities and organization costs (accounting, legal, printing, etc.) are expensed as incurred.

Depreciation and amortization expenses consist of depreciation on computer equipment and amortization of equipment acquisition fees. There were no depreciation and amortization expenses for the period ended June 30, 2007.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2007 the Partnership did not have any long-term debt associated with equipment purchases.  The Partnership believes its exposure to market risk is not material at this time.

Item 4.  Controls and Procedures

The Chief Executive Officer and Principal Financial Officer of the Partnership have conducted a review of the Partnership's disclosure controls and procedures as of June 30, 2007.

The Partnership’s disclosure controls and procedures include the Partnership's controls and other procedures designed to ensure that information required to be disclosed in this and other reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  The Partnership’s disclosure controls and procedures also include the Partnership's controls and other procedures designed to ensure that information required to be disclosed in this and other reports filed under the Exchange Act is accumulated and communicated to the Partnership's management, including its Chief Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure and to ensure that such information is recorded, processed, summarized and reported within the required time periods.

Based upon this review, the Partnership’s Chief Executive Officer and Principal Financial Officer have concluded that the Partnership's disclosure controls (as defined in Rule 13a-15e promulgated under the Exchange Act) are effective to ensure that the information required to be disclosed by the Partnership in the reports it files under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) is accumulated and communicated to the Partnership's management, including its Chief Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure and to ensure that such information is recorded, processed, summarized and reported within the required time periods.

There have been no changes in the General Partner’s internal controls or in other factors that could materially affect our disclosure controls and procedures in the quarter ended June 30, 2007, that have materially affected or are reasonably likely to materially affect the General Partner’s internal controls over financial reporting.

Part II:   OTHER INFORMATION

Commonwealth Income & Growth Fund VI

Item 1.	Legal Proceedings

N/A

Item 1A.	Risk Factors

There have been no material changes to the Risk Factors disclosed in our prospectus dated March 6, 2007 contained in our Registration Statement on Form S-1, as amended.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

N/A

Item 3.	Defaults Upon Senior Securities

N/A

Item 4.	Submission of Matters to a Vote of Securities Holders

N/A

Item 5.	Other Information

On June 20th, 2007, Ms. Katrina Mason tendered her resignation, due to the impending birth of her first child. In her resignation, she stated that "she has decided to embark on the new adventure of motherhood and devote her full attention to her family." Her resignation was effective June 14, 2007. Ms. Mason tendered her resignation to Commonwealth organization and the positions she held with affiliates of the registrant and her position on the Board, as previously disclosed by the registrant in a Current Report filed with the SEC on Form 8-K.

Item 6.	Exhibits

31.1 RULE 15d-14(a) CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
31.2 RULE 15d-14(a) CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
32.1 SECTION 1350 CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
32.2 SECTION 1350 CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMONWEALTH INCOME & GROWTH FUND VI
BY: COMMONWEALTH INCOME & GROWTH FUND, INC. General Partner

August 14, 2007	By: /s/ Kimberly A. Springsteen
Date	Kimberly A. Springsteen
Chief Executive Officer