Form 10-Q
period 2007-09-30
Commonwealth Income & Growth Fund VI
filed 2007-11-13
CIK 1351901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

☐TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

FORM 10-Q
SEPTEMBER 30, 2007

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
Commonwealth Income & Growth Fund VI
Condensed Balance Sheets

September 30, 2007
(unaudited)
Assets

Cash and cash equivalents	$5,589,903
Prepaid expenses	28,000
5,617,903

Computer equipment, at cost	828,536
Accumulated depreciation	(43,525)
785,011

Equipment acquisition costs and deferred expenses, net	30,820
Prepaid acquisition Fees	231,521
262,341
Total Assets	$6,665,255

Liabilities and Partners' Capital

Liabilities
Accounts payable	$6,923
Accounts payable - General Partner	1,071
Accounts payable - Commonwealth Capital Corp.	19,201
Unearned lease income	118,653
Total Liabilities	145,848

Partners' Capital
General partner	1,000
Limited partners	6,518,407
Total Partners' Capital	6,519,407

Total Liabilities and Partners' Capital	$6,665,255

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund VI
Condensed Statements of Operations

	Three Months Ended September 30, 2007	For the period of May 10, 2007 (commencement of operations) through September 30, 2007
	(unaudited)	(unaudited)
Revenue
Lease	$53,869	$53,869
Interest and other	35,992	38,646
Total Revenue	89,861	92,515

Expenses
Operating, excluding depreciation	108,887	154,151
Organizational costs	44,568	81,734
Equipment management fee - General Partner	2,693	2,693
Depreciation	43,525	43,525
Amortization of equipment acquisition costs and deferred expenses	2,321	2,321
Total expenses	201,994	284,424

Net (loss)	$(112,133)	$(191,909)

Net (loss) allocated to limited partners	$(113,569)	$(193,345)

Net (loss) per equivalent limited partnership unit	$(0.51)	$(0.87)

Weighted average number of equivalent limited partnership units outstanding during the period	222,256	222,256

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund VI
Condensed Statements of Partners' Capital
For the period of May 10, 2007 (commencement of operations) through September 30, 2007
(unaudited)

	General Partner Units	Limited Partner Units	General Partner	Limited Partner	Total

Balance, May 10, 2007	50	-	$1,000	$(61)	$939
Contributions	-	-	-	7,784,200	7,784,200
Syndication Costs	-	-	-	(930,212)	(930,212)
Net Income (loss)	-	-	1,436	(193,345)	(191,909)
Distributions	-	-	(1,436)	(142,175)	(143,611)
Partners' capital - September 30, 2007	50	0	$1,000	$6,518,407	$6,519,407

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund VI
Condensed Statements of Cash Flow

For the period of May 10, 2007
(commencement of operations)
through September 30, 2007
(unaudited)

Net cash (used in) operating activities	$(28,215)

Investing activities:
Capital expenditures	(828,536)
Prepaid acquisition fees	(231,521)
Equipment acquisition fees paid to General Partner	(33,141)
Net cash (used in) investing activities	(1,093,198)

Financing activities:
Contributions	7,784,200
Offering costs	(930,212)
Distributions to partners	(143,611)
Net cash provided by financing activities	6,710,377

Net increase in cash and equivalents	5,588,964
Cash and cash equivalents, beginning of period	939

Cash and cash equivalents, end of period	$5,589,903

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The financial information presented does not include all disclosures required by accounting principles generally accepted in the United States. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated have been included. Operating results for the period of May 10, 2007 (commencement of operations) through September 30, 2007 are not necessarily indicative of financial results that may be expected for the full year ended December 31, 2007.

Long-Lived Assets

The Partnership evaluates its long-lived assets when events or circumstances indicate that the value of the asset may not be recoverable.  The Partnership determines whether an impairment exists by estimating the undiscounted cash flows to be generated by each asset.  If the estimated undiscounted cash flows are less than the carrying value of the asset, an impairment exists.  The amount of the impairment is determined based on the difference between the carrying value and the fair value.  Fair value is determined based on estimated discounted cash flows to be generated by the asset.  The Partnership determined that no impairment existed as of September 30, 2007.

Depreciation on computer equipment for financial statement purposes is based on the straight-line method over estimated useful lives of four years.

Net Income (Loss) Per Equivalent Limited Partnership Unit

The net income (loss) per equivalent limited partnership unit is computed based upon net income (loss) allocated to the limited partners and the weighted average number of equivalent units outstanding during the period.

3. Computer Equipment

The Partnership is the lessor of equipment under operating leases with periods of 36 months.  In general, associated costs such as repairs and maintenance, insurance and property taxes are paid by the lessee.

Through September 30, 2007, the Partnership has only entered into operating leases.  Lease revenue is recognized on the monthly straight-line basis which is generally in accordance with the terms of the operating lease agreements.  The company’s leases do not contain any step-rent provisions or escalation clauses nor are lease revenues adjusted based on any index.

The Partnership’s share of the computer equipment in which it participates with other partnerships at September 30, 2007 was approximately $270,000, which is included in the Partnership’s fixed assets on its balance sheet.  The total cost of the equipment shared by the Partnership with other partnerships at September 30, 2007 was approximately $539,000.

The following is a schedule of future minimum rentals on noncancellable operating leases at September 30, 2007:

Amount
Three months ending December 31, 2007	$64,265
Year ended December 31, 2008	257,059
Year ended December 31, 2009	257,059
Year ended December 31, 2010	138,926
$717,309

4. Related Party Transactions

Payables

As of September 30, 2007, the Partnership’s related party payables represent unreimbursed expenses paid for on behalf of the Partnership by CCC.

Reimbursable Expenses

The General Partner and its affiliates are entitled to reimbursement by the Partnership for the cost of supplies and services obtained and used by the General Partner in connection with the administration and operation of the Partnership from third parties unaffiliated with the General Partner.  In addition, the General Partner and its affiliates are entitled to reimbursement for certain expenses incurred by the General Partner and its affiliates in connection with the administration and operation of the Partnership.  During the period of May 10, 2007 (commencement of operations) through September 30, 2007, the Partnership recorded approximately $112,000 for reimbursement of expenses to the General Partner.

Offering Costs

Offering costs are payments for selling commissions, dealer manager fees, professional fees and other offering expenses relating to the syndication of the Partnership’s units.  Selling commissions are 8% of the partners’ contributed capital and dealer manager fees are 2% of the partners’ contributed capital.  These costs were primarily attributable to syndication costs of approximately $930,000 and have been deducted from partnership capital in the accompanying financial statements.

Equipment Acquisition Fee

The General Partner is entitled to be paid an equipment acquisition fee of 4% of the purchase price of each item of equipment purchased as compensation for the negotiation of the acquisition of the equipment and lease thereof or sale under a conditional sales contract.  For the period of May 10, 2007 (commencement of operations) through September 30, 2007, equipment acquisition fees of approximately $33,000 were earned by the General Partner.

Debt Placement Fee

As compensation for arranging term debt, to finance the acquisition of equipment by the Partnership, the General Partner is paid a fee equal to 1% of such indebtedness; provided, however, that such fee shall be reduced to the extent the Partnership incurs such fees to third parties, unaffiliated with the General Partner or the lender, with respect to such indebtedness and no such fee will be paid with respect to borrowings from the General Partner or its affiliates.  For the period of May 10, 2007 (commencement of operations) through September 30, 2007, there were no debt placement fees earned by the General Partner.

Equipment Management Fee

The General Partner is entitled to be paid a monthly fee equal to the lesser of (i) the fees which would be charged by an independent third party for similar services for similar equipment or (ii) the sum of (a) two percent of (1) the gross lease revenues attributable to equipment which is subject to full payout net leases which contain net lease provisions plus (2) the purchase price paid on conditional sales contracts as received by the Partnership and (b) 5% of the gross lease revenues attributable to equipment which is subject to operating and capital leases.  For the period of May 10, 2007 (commencement of operations) through September 30, 2007, equipment management fees of approximately $3,000 were earned by the General Partner.

Equipment Liquidation Fee

With respect to each item of equipment sold by the General Partner (other than in connection with a conditional sales contract), a fee equal to the lesser of (i) 50% of the competitive equipment sale commission or (ii) three percent of the sales price for such equipment is payable to the General Partner.  The payment of such fee is subordinated to the receipt by the limited partners of the net disposition proceeds from such sale in accordance with the Partnership Agreement.  Such fee will be reduced to the extent any liquidation or resale fees are paid to unaffiliated parties.  For the period of May 10, 2007 (commencement of operations) through September 30, 2007, there were no equipment liquidation fees earned by the General Partner.

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

REVENUE RECOGNITION

Through September 30, 2007, the Partnership has only entered into operating leases.  Lease revenue is recognized on a monthly straight-line basis which is generally in accordance with the terms of the operating lease agreement. The Partnership’s leases do not contain any step-rent provisions or escalation clauses nor are lease revenues adjusted based on any index.

The Partnership reviews a customer’s credit history before extending credit and establishes a provision for uncollectible accounts receivable based upon the credit risk of specific customers, historical trends and other information.

LIQUIDITY AND CAPITAL RESOURCES

The Partnership’s primary source of capital for the period of May 10, 2007 (commencement of operations) through September 30, 2007 was from contributions of approximately $7,784,000.  For the period of May 10, 2007 (commencement of operations) through September 30, 2007 the Partnership incurred and paid offering costs of approximately $930,000.

The Partnership intends to invest approximately $6,170,000 in additional equipment for the remainder of 2007.  The acquisition of this equipment will be funded by limited partner contributions and debt financing. Any debt service will be funded from cash flows from lease rental payments.

For the period of May 10, 2007 (commencement of operations) through September 30, 2007, cash was used in operating activities in the amount of $28,000, which includes a net loss of approximately $192,000, and depreciation and amortization expenses of approximately $46,000.

The Partnership's investment strategy of acquiring computer equipment and generally leasing it under “triple-net leases” to operators who generally meet specified financial standards minimizes the Partnership's operating expenses.  As of September 30, 2007, the Partnership had future minimum rentals on non-cancelable operating leases of approximately $64,000 for the three month period ending December 31, 2007 and approximately $653,000 thereafter.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2007

For the three months ended September 30, 2007, the Partnership recognized revenue of approximately $90,000 and expenses of approximately $202,000, resulting in a net loss of approximately $112,000.

Operating expenses of $109,000, excluding depreciation, primarily consisted of conference expenses of $41,000, due diligence fees of $17,000, other sales expense of $16,000, and other office and printing services of $11,000.

Organizational costs were approximately $45,000 for the three months ended September 30, 2007. In accordance with the American Institute of Certified Public Accountants, Statement of Position (SOP) 98-05, costs relating to start-up activities and organization costs (accounting, legal, printing, etc.) are expensed as incurred.

Depreciation and amortization expenses consist of depreciation on computer equipment and amortization of equipment acquisition fees. Depreciation and amortization expenses for the three months ended September 30, 2007 were approximately $46,000.

Period of May 10, 2007 (commencement of operations) through September 30, 2007

For the period of May 10, 2007 (commencement of operations) through September 30, 2007, the Partnership recognized revenue of approximately $93,000 and expenses of approximately $284,000, resulting in a net loss of approximately $192,000.

Operating expenses of $154,000, excluding depreciation, primarily consisted of conference expenses of $44,000, due diligence fees of $17,000, other sales expense of $26,000, other office and printing services of $19,000, and postage and shipping fees of $14,000.

Organizational costs were approximately $82,000 for the period of May 10, 2007 (commencement of operations) through September 30, 2007. In accordance with the American Institute of Certified Public Accountants, Statement of Position (SOP) 98-05, costs relating to start-up activities and organization costs (accounting, legal, printing, etc.) are expensed as incurred.

Depreciation and amortization expenses consist of depreciation on computer equipment and amortization of equipment acquisition fees. Depreciation and amortization expenses for the period ended September 30, 2007 were approximately $46,000.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2007 the Partnership did not have any long-term debt associated with equipment purchases.  The Partnership believes its exposure to market risk is not material at this time.

Item 4.  Controls and Procedures

The Chief Executive Officer and Principal Financial Officer of the Partnership have conducted a review of the Partnership's disclosure controls and procedures as of September 30, 2007.

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

There have been no changes in the General Partner’s internal controls or in other factors that could materially affect the disclosure controls and procedures in the three months ended September 30, 2007, that have materially affected or are reasonably likely to materially affect the General Partner’s internal controls over financial reporting.

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

N/A

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

COMMONWEALTH INCOME & GROWTH FUND VI
BY: COMMONWEALTH INCOME & GROWTH FUND, INC., General Partner

November 13, 2007	By: /s/ Kimberly A. Springsteen
Date	Kimberly A. Springsteen
Chief Executive Officer