Form 10-K
period 2007-12-31
Commonwealth Income & Growth Fund VI
filed 2008-03-18
CIK 1351901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED) FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:  333-131736

COMMONWEALTH INCOME & GROWTH FUND VI
(Exact name of registrant as specified in its charter)

Pennsylvania	20-4115433
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Brandywine Bldg. One, Suite 200
2 Christy Drive, Chadds Ford PA 19317
(Address, including zip code, of principal executive offices)

(610) 594-9600
(Registrant’s telephone number including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange which registered

None	N/A

Securities registered pursuant to Section 12(g) of the Act:

Units of Limited Partnership Interest
 (Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, (as defined in Rule 405 of the Act):  YES ☐     NO ☒

Indicate by checkmark if the registrant is not required to file to file reports pursuant to Section-13 or Section-15(d) of the Act. YES ☐     NO ☒

Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (ii) has been subject to such filing requirements for the past 90 days: YES ☒     NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K:
YES ☒     NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "accelerated filer, “large accelerated filer" and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Do not check if a smaller reporting company.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): YES ☐     NO ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter:  N/A

Documents incorporated by reference: None.
FORM 10-K
DECEMBER 31, 2007

Forward-Looking Statements

From time to time, we and our representatives may provide information, whether orally or in writing, including certain statements in this Annual Report on Form 10-K, which are deemed to be “forward-looking” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Litigation Reform Act”). These forward-looking statements reflect our current beliefs and expectations with respect to future events and are based on assumptions and are subject to risks and uncertainties and other factors outside our control that may cause actual results to differ materially from those projected.

The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “will,” “should” and similar expressions, as they relate to us, are intended to identify forward-looking statements. Such statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended or using other similar expressions. We do not intend to update these forward-looking statements, except as required by law.

In accordance with the provisions of the Litigation Reform Act, we are making investors aware that such forward-looking statements, because they relate to future events, are by their very nature subject to many important factors that could cause actual results to differ materially from those contemplated by the forward-looking statements contained in this Annual Report on Form 10-K, any exhibits to this Form 10-K and other public statements we make. Such factors include, but are not limited to: the outcome of litigation and regulatory proceedings to which we may be a party; actions of competitors; changes and developments affecting our industry; quarterly or cyclical variations in financial results; development of new products and services; interest rates and cost of borrowing; our ability to maintain and improve cost efficiency of operations; changes in economic conditions, political conditions, trade protection measures; reliance on third parties for manufacturing of products and provision of services; and other factors that are set forth in the “Legal Proceedings” section, the “Management’s Discussion and Analysis of  Financial Condition and Results of Operations” section and other sections of this Annual Report on Form 10-K, as well as in our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

PART I

ITEM 1:                      BUSINESS

GENERAL

Commonwealth Income & Growth Fund VI (the “Partnership”) is a limited Partnership organized in the Commonwealth of Pennsylvania on January 6, 2006.  The Partnership is offering for sale up to 2,500,000 units of the Limited Partnership at the purchase price of $20 per unit (the “offering”).  The Partnership reached the minimum amount in escrow, representing approximately 62,000 units sold, and commenced operations on May 10, 2007.  As of December 31, 2007, the Partnership had sold approximately 511,000 units.

See “The Glossary” below for the definition of selected terms not otherwise defined in the text of this report.

PRINCIPAL INVESTMENT OBJECTIVES

The Partnership was formed for the purpose of acquiring various types of equipment, including computer Information Technology (I.T.) and other similar capital equipment.  The Partnership utilized the net Proceeds of the offering to purchase IBM and IBM compatible computer I.T. and other similar capital equipment.  The Partnership acquires and leases equipment principally to U.S. corporations and other institutions pursuant to operating leases.  The Partnership retains the flexibility to enter into full payout net leases and conditional sales contracts, but has not done so.

The Partnership’s principal investment objectives are to:

(a)	acquire, lease and sell equipment to generate revenues from operations sufficient to provide annual cash distributions to Limited Partners;
(b)	preserve and protect Limited Partners' capital;
(c)	use a portion of cash flow and net disposition proceeds derived from the sale, refinancing or other disposition of equipment to purchase additional equipment; and
(d)	refinance, sell or otherwise dispose of equipment in a manner that will maximize the proceeds to the Partnership.

THERE CAN BE NO ASSURANCE THAT ANY OF THESE OBJECTIVES WILL BE ATTAINED

Limited Partners do not have the right to vote on or otherwise approve or disapprove any particular investment to be made by the Partnership.

Although the Partnership generally acquires new equipment, the Partnership may purchase used equipment.  Generally, equipment is acquired from manufacturers, distributors, leasing companies, agents, owner-users, owner-lessors, and other suppliers upon terms that vary depending upon the equipment and supplier involved.   Manufacturers and distributors usually furnish a limited warranty against defects in material and workmanship and some purchase agreements for equipment provide for service and replacement of parts during a limited period.   Equipment purchases are also made through lease brokers and on an ad hoc basis to meet the needs of a particular lessee.

As of December 31, 2007, all equipment purchased by the Partnership is subject to an operating lease or an operating lease was already entered into with a third party when the Partnership acquired an item of equipment. The Partnership may also engage in sale/leaseback transactions, pursuant to which the Partnership would purchase equipment from companies that would then immediately lease the equipment from the Partnership.   The Partnership may also purchase equipment which is leased under full payout net leases or sold under conditional sales contracts at the time of acquisition or the Partnership may enter into a full payout net lease or conditional sales contract with a third party when the Partnership acquires an item of equipment.

The Partnership may enter into arrangements with one or more manufacturers pursuant to which the Partnership purchases from such manufacturers equipment that has previously been leased directly by the manufacturer to third parties (“vendor leasing agreements”).   The Partnership and manufacturers may agree to obtain non-recourse loans from the manufacturers, to finance the acquisition of equipment. Such loans would be secured only by the specific equipment financed and the receivables due to the manufacturers from users of such equipment.  It is expected that the manufacturers of equipment will provide maintenance, remarketing and other services for the equipment subject to such agreements.  As of December 31, 2007, the Partnership has not entered into any such agreements.

The General Partner has the discretion, consistent with its fiduciary duty, to change the investment objectives of the Partnership if it determines that such a change is in the best interest of the Limited Partners and so long as such a change is consistent with the Partnership Agreement.   The General Partner will notify the Limited Partners if it makes such a determination to change the Partnership’s investment objectives.

TYPES OF EQUIPMENT

Computer Information Technology Equipment.  Computer Information Technology (I.T.) equipment consists of devices used to convey information into and out of a central processing unit (or “mainframe”) of a computer system, such as tape drives, disk drives, tape controllers, disk controllers, printers, terminals and related control units, all of which are in some way related to the process of storing, retrieving, and processing information by computer.

Computer technology has developed rapidly in recent years and is expected to continue to do so.   Technological advances have permitted continued reductions in the cost of computer processing capacity, thereby permitting applications not economically feasible a few years ago.   Much of the older IBM and IBM compatible computer I.T. equipment has not been retired from service, because software is generally interchangeable between older and newer equipment, and older equipment is capable of performing many of the same functions as newer equipment.   The General Partner believes that historically, values of I.T. equipment have been affected less dramatically by changes in technology than have the values of central processing units.   An equipment user who upgrades to a more advanced central processor generally can continue to use his existing I.T. equipment.   I.T. equipment nevertheless is subject to declines in value as new, improved models are developed and become available.   Technological advances and other factors, discussed below in Management’s Discussion and Analysis, have at times caused dramatic reductions in the market prices of older models of I.T. equipment from the prices at which they were originally introduced.

Other Equipment-Restrictions.  The Partnership generally acquires computer I.T equipment such as tape drives, disk drives, tape controllers, disk controllers, printers, terminals and related control units, all of which are in some way related to the process of storing, retrieving and processing information by computer.  The General Partner is also authorized to cause the Partnership to invest in other types of data processing, telecommunication or medical technology equipment.  The Partnership may not invest in any of such other types of equipment (i) to the extent that the purchase price of such equipment, together with the aggregate purchase price of all such other types of equipment then owned by the Partnership, is in excess of 25% of the total cost of all of the assets of the Partnership at the time of the Partnership’s commitment to invest therein and (ii) unless the General Partner determines that such purchase is in the best economic interest of the Partnership at the time of the purchase. There can be no assurance that any equipment investments can be found which meet this standard.  Accordingly, there can be no assurance that investments of this type will be made by the Partnership.

DIVERSIFICATION

Diversification is generally desirable to minimize the effects of changes in specific industries, local economic conditions or similar risks.  However, the extent of the Partnership’s diversification, in the aggregate and within each category of equipment, depends in part upon the financing which can be assumed by the Partnership or borrowed from third parties on satisfactory terms.  The Partnership’s policy not to borrow on a recourse basis will further limit its financing options.  Diversification also depends on the availability of various types of equipment.  For the period of May 10, 2007 (Commencement of Operations) through December 31, 2007, the Partnership has acquired a diversified equipment portfolio, which it has leased to 5 different companies located throughout the United States.   The equipment types comprising the portfolios are as follows:

Equipment Type	Approximate %
Graphic Workstations	12%
Laptops	74%
Desktops	12%
Multifunction Printers	2%

Total	100%

During the operational stage of the Partnership, the Partnership may not at any one point in time lease (or sell pursuant to a conditional sales contract) more than 25% of the equipment to a single person or affiliated group of persons.

DESCRIPTION OF LEASES

The Partnership generally purchases only equipment that is subject to a lease or for which a lease or similar agreement will be entered into contemporaneously with the consummation of the Partnership’s acquisition of the equipment.  The General Partner leases most of the equipment purchased by the Partnership to third parties pursuant to operating leases.  Operating leases are relatively short-term (12 to 48 month) leases under which the aggregate noncancellable rental payments during the original term of the lease are not sufficient to permit the lessor to recover the purchase price of the subject equipment.  The equipment may also be leased pursuant to full payout net leases.  Full payout net leases are leases under which the aggregate noncancellable rental payments during the original term of the lease are at least sufficient to recover the purchase price of the subject equipment.  It is anticipated that the Partnership will enter into few, if any, full payout net leases.  The General Partner may also enter into conditional sales contracts for equipment.  A conditional sales contract generally provides that the noncancellable payments to the seller over the term of the contract are sufficient to recover the investment in such equipment and to provide a return on such investment.  Under a conditional sales contract, the seller reserves title to and retains a security interest in, the equipment until the purchase price of the equipment is paid.   As of December 31, 2007, the Partnership has not entered into any full payout net leases or conditional sales contracts for equipment and does not presently intend to do so.

In general, the terms of the Partnership’s leases, whether the equipment is leased pursuant to an operating lease or a full payout net lease, depend upon a variety of factors, including:  the desirability of each type of lease from both an investment and a tax point of view; the relative demand among lessees for operating or full payout net leases; the type and use of equipment and its anticipated residual value; the business of the lessee and its credit rating; the availability and cost of financing; regulatory considerations; the accounting treatment of the lease sought by the lessee or the Partnership; and competitive factors.

An operating lease generally represents a greater risk to the Partnership than a full payout net lease, because in order to recover the purchase price of the subject equipment and earn a return on such investment, it is necessary to renew or extend the operating lease, lease the equipment to a third party at the end of the original lease term, or sell the equipment.  On the other hand, the term of an operating lease is generally much shorter than the term of a full payout net lease, and the lessor is thus afforded an opportunity under an operating lease to re-lease or sell the subject equipment at an earlier stage of the equipment’s life cycle than under a full payout net lease.  Also, the annual rental payments received under an operating lease are ordinarily higher than those received under a full payout net lease.

The Partnership’s policy is to generally enter into “triple net leases” (or the equivalent, in the case of a conditional sales contract) which typically provide that the lessee or some other party bear the risk of physical loss of the equipment; pay taxes relating to the lease or use of the equipment; maintain the equipment; indemnify the Partnership-lessor against any liability suffered by the Partnership as the result of any act or omission of the lessee or its agents; maintain casualty insurance in an amount equal to the greater of the full value of the equipment and a specified amount set forth in the lease; and maintain liability insurance naming the Partnership as an additional insured with a minimum coverage which the General Partner deems appropriate.  In addition, the Partnership may purchase “umbrella” insurance policies to cover excess liability and casualty losses, to the extent deemed practicable and advisable by the General Partner.  As of December 31, 2007, all leases that have been entered into are “triple net leases”.

The General Partner has not established any standards for lessees to whom it will lease equipment and, as a result, there is not an investment restriction prohibiting the Partnership from doing business with any lessees.  However, a credit analysis of all potential lessees is undertaken by the General Partner to determine the lessee’s ability to make payments under the proposed lease.  The General Partner may refuse to enter into an agreement with a potential lessee based on the outcome of the credit analysis.

The terms and conditions of the Partnership’s leases, or conditional sales contracts, are each determined by negotiation and may impose substantial obligations upon the Partnership.  Where the Partnership assumes maintenance or service obligations, the General Partner generally causes the Partnership to enter into separate maintenance or service agreements with manufacturers or certified maintenance organizations to provide such services.  Such agreements generally require annual or more frequent adjustment of service fees.  As of December 31, 2007, the Partnership has not entered into any such agreements.

Remarketing fees are paid to the leasing companies from which the Partnership purchases leases.  These are fees that are earned by the leasing companies when the initial terms of the lease have been met.  The Partnership believes that this strategy adds value since it entices the leasing company to “stay with the lease” for potential extensions, remarketing or sale of equipment. This strategy potentially minimizes any conflicts the leasing company may have with a potential new lease and will potentially assist in maximizing overall portfolio performance. The remarketing fee is tied into lease performance thresholds and is a factor in the negotiation of the fee.

BORROWING POLICIES

The General Partner, at its discretion, may cause the Partnership to incur debt in the maximum aggregate amount of 30% of the aggregate cost of the equipment owned by the Partnership, or subject to conditional sales contracts.  The Partnership will incur only non-recourse debt that is secured by equipment and lease income therefrom.  Such leveraging permits the Partnership to increase the aggregate amount of its depreciable assets, and, as a result, potentially increases both its lease revenues and its federal income tax deductions above the levels that would be achieved without leveraging.  There is no limit on the amount of debt that may be incurred in connection with the acquisition of any single item of equipment.  Any debt incurred is fully amortized over the term of the initial lease or conditional sales contract to which the equipment securing the debt is subject.  The precise amount borrowed by the Partnership depends on a number of factors, including the types of equipment acquired by the Partnership; the creditworthiness of the lessee; the availability of suitable financing; and prevailing interest rates.  There can be no assurance that credit will be available to the Partnership in the amount or at the time desired or on terms considered reasonable by the General Partner.  As of December 31, 2007, the Partnership had no aggregate nonrecourse debt outstanding.

The Partnership may purchase some items of equipment without leverage.  If the Partnership purchases an item of equipment without leverage and thereafter suitable financing becomes available, it may then obtain the financing, secure the financing with the purchased equipment to the extent practicable and invest any proceeds from such financing in additional items of equipment, or it may distribute some or all of such proceeds to the Limited Partners.  Any such later financing will be on terms consistent with the terms applicable to borrowings generally.  As of December 31, 2007, the Partnership has not exercised this option.

The General Partner may cause the Partnership to borrow funds, to the fullest extent practicable, at interest rates fixed at the time of borrowing.  However, the Partnership may borrow funds at rates that vary with the “prime” or “base” rate.  If lease revenues were fixed, a rise in the “prime” or “base” rate would increase borrowing costs and reduce the amount of the Partnership’s income and cash available for distribution.  Therefore, the General Partner is permitted to borrow funds to purchase equipment at fluctuating rates only if the lease for such equipment provides for fluctuating rental payments calculated on a similar basis.

Any additional debt incurred by the Partnership must be nonrecourse.  Nonrecourse debt means that the lender providing the funds can look for security only to the equipment pledged as security and the proceeds derived from leasing or selling such equipment.  Neither the Partnership nor any Partner (including the General Partner) would be liable for repayment of any nonrecourse debt.

Loan agreements may also require that the Partnership maintain certain reserves or compensating balances and may impose other obligations upon the Partnership.  Moreover, since a significant portion of the Partnership’s revenues from the leasing of equipment will be reserved for repayment of debt, the use of financing reduces the cash, which might otherwise be available for distributions until the debt has been repaid and may reduce the Partnership’s cash flow over a substantial portion of the Partnership’s operating life.  As of December 31, 2007 the Partnership had not entered into any such agreements.

The General Partner and any of its affiliates may, but are not required to, make loans to the Partnership on a short-term basis.  If the General Partner or any of its affiliates makes such a short-term loan to the Partnership, the General Partner or affiliate may not charge interest at a rate greater than the interest rate charged by unrelated lenders on comparable loans for the same purpose in the same locality.  In no event is the Partnership required to pay interest on any such loan at an annual rate greater than three percent over the “prime rate’ from time to time announced by PNC Bank, Philadelphia, Pennsylvania (“PNC Bank”).  All payments of principal and interest on any financing provided by the General Partner or any of its affiliates are due and payable by the Partnership within 12 months after the date of the loan.

REFINANCING POLICIES

Subject to the limitations set forth in “Borrowing Policies” above, the Partnership may refinance its debt from time to time.  With respect to a particular item of equipment, the General Partner will take into consideration such factors as the amount of appreciation in value, if any, to be realized, the possible risks of continued ownership, and the anticipated advantages to be obtained for the Partnership, as compared to selling such equipment.  As of December 31, 2007, the Partnership has no such debt.

Refinancing, if achievable, may permit the Partnership to retain an item of equipment and at the same time to generate additional funds for reinvestment in additional equipment or for distribution to the Limited Partners.

LIQUIDATION POLICIES

Particular items of equipment may be sold at any time if, in the judgment of the General Partner, it is in the best interest of the Partnership to do so.  The determination of whether particular items of Partnership equipment should be sold or otherwise disposed of is made by the General Partner after consideration of all relevant factors (including prevailing general economic conditions, lessee demand, the General Partner’s views of current and future market conditions, the cash requirements of the Partnership, potential capital appreciation, cash flow and federal income tax considerations), with a view toward achieving the principal investment objectives of the Partnership.  As partial payment for equipment sold, the Partnership may receive purchase money obligations secured by liens on such equipment.

MANAGEMENT OF EQUIPMENT

Equipment management services for the Partnership’s equipment are provided by the General Partner and its affiliates and by persons employed by the General Partner.  Such services will consist of collection of income from the equipment, negotiation and review of leases, conditional sales contracts and sales agreements, releasing and leasing-related services, payment of operating expenses, periodic physical inspections and market surveys, servicing indebtedness secured by equipment, general supervision of lessees to assure that they are properly utilizing and operating equipment, providing related services with respect to equipment, supervising, monitoring and reviewing services performed by others with respect to equipment and preparing monthly equipment operating statements and related reports.

COMPETITION

The equipment leasing industry is highly competitive.  The Partnership competes with leasing companies, equipment manufacturers and their affiliated financing companies, distributors and entities similar to the Partnership (including other programs sponsored by the General Partner), some of which have greater financial resources than the Partnership and more experience in the equipment leasing business than the General Partner.  Other leasing companies and equipment manufacturers, their affiliated financing companies and distributors may be in a position to offer equipment to prospective lessees on financial terms, which are more favorable, that those which the Partnership can offer.  They may also be in a position to offer trade-in privileges, software, maintenance contracts and other services, which the Partnership may not be able to offer.  Equipment manufacturers and distributors may offer to sell equipment on terms (such as liberal financing terms and exchange privileges), which will afford benefits to the purchaser similar to those obtained through leases. Other competitive factors include pricing, technological innovation and methods of financing.   Certain manufacturer-lessors maintain advantages through patent protection, where applicable, and through a policy that combines service and hardware with payment accomplished through a single periodic charge.  As a result of the advantages, which certain of its competitors may have, the Partnership may find it necessary to lease its equipment on a less favorable basis than certain of its competitors.

The dominant firms in the computer marketplace are Dell, IBM, Hewlett Packard, Sun Systems and Cisco.  Because of the substantial resources and dominant position of these companies, revolutionary changes with respect to computer systems, pricing, marketing practices, technological innovation and the availability of new and attractive financing plans could occur at any time.  Significant action in any of these areas by these firms might materially adversely affect the Partnership’s business or that of the other manufacturers with whom the General Partner might negotiate purchase and other agreements.  Any adverse affect on these manufacturers could be reflected in the overall return realized by the Partnership on equipment from those manufacturers.

INVESTMENTS

The Partnership, through CCC, participates in the purchase of equipment subject to associated debt obligations and lease agreements.  The purchase price, list price and monthly rentals presented below represent the Partnership’s share of the total amounts, based on CCC’s allocation of the equipment to the Partnership, and in some instances, other affiliated partnerships.

Through March 12, 2008, the Partnership has purchased, or has made the commitment to purchase, the following equipment:

LESSEE	MFG	EQUIPMENT DESCRIPTION	PURCHASE PRICE	LIST PRICE	MONTHLY RENT	LEASE TERM
Charleston Area Medical Center	Canon	Multifunction Printers	$20,788	$25,476	$589	35
Charleston Area Medical Center	Canon	Multifunction Printers	12,176	14,922	345	35
Charleston Area Medical Center	Canon	Multifunction Printers	14,824	18,166	420	35
Charleston Area Medical Center	Canon	Multifunction Printers	9,706	11,894	275	35
Charleston Area Medical Center	Canon	Multifunction Printers	7,659	9,386	217	35
Community Unit School District 303	Dell	Laptops	269,688	326,420	6,830	36
Government Employees Insurance	HP	Midrange HP Servers	224,440	268,340	5,793	36
Government Employees Insurance	Panasonic	Laptops	243,378	290,983	6,282	36
Government Employees Insurance	IBM	Midrange IBM Servers	270,473	353,559	6,981	36
Government Employees Insurance	Panasonic	Laptops	642,389	787,241	16,732	36
Government Employees Insurance	Panasonic	Laptops	360,639	505,097	9,393	36
NBC Universal	Avid	Graphic Workstations	180,194	207,836	4,635	36
NBC Universal	Avid	Graphic Workstations	204,739	236,146	5,266	36
School District of Brown Deer	HP	Desktops	198,209	298,958	5,198	36
Charleston Area Medical Center	Canon	Multifunction Printers	10,411	12,759	295	35
Charleston Area Medical Center	Canon	Multifunction Printers	12,988	14,148	368	35
Charleston Area Medical Center	Canon	Multifunction Printers	13,235	14,417	375	35
LMC	HP	High End HP Servers	394,582	520,900	10,250	36
LMC	HP	High End HP Servers	218,785	288,825	5,691	36

RESERVES

Because the Partnership’s leases are on a “triple-net” basis, no permanent reserve for maintenance and repairs has been established.  However, the General Partner, in its sole discretion, may retain a portion of the cash flow and net disposition proceeds available to the Partnership for maintenance, repairs and working capital.  There are no limitations on the amount of cash flow and net disposition proceeds that may be retained as reserves.   Since no reserve will be established, if available cash flow of the Partnership is insufficient to cover the Partnership’s operating expenses and liabilities, it may be necessary for the Partnership to obtain additional funds by refinancing its equipment or borrowing.

GENERAL RESTRICTIONS

Under the Partnership Agreement, the Partnership is not permitted, among other things, to:

(a)
invest in junior trust deeds unless received in connection with the sale of an item of equipment in an aggregate amount which does not exceed 30% of the assets of the Partnership on the date of the investment;

(b)	invest in or underwrite the securities of other issuers;
(c)	acquire any equipment for units;
(d)
issue senior securities (except that the issuance to lenders of notes or other evidences of indebtedness in connection with the financing or refinancing of equipment or the Partnership’s business shall not be deemed to be the issuance of senior securities);

(e)	make loans to any person, including the General Partner or any of its affiliates, except to the extent a conditional sales contract constitutes a loan;
(f)	sell or lease any equipment to, lease any equipment from, or enter into any sale-leaseback transactions with, the General Partner or any of its affiliates; or
(g)	give the General Partner or any of its affiliates an exclusive right or employment to sell the Partnership’s equipment.

The General Partner has also agreed in the Partnership Agreement to use its best efforts to assure that the Partnership shall not be deemed an “investment company” as such term is detained in the Investment Company Act of 1940.

The General Partner and its affiliates may engage in other activities, whether or not competitive with the Partnership.   The Partnership Agreement provides, however, that neither the General Partner nor any of its affiliates may receive any rebate or “give up” in connection with the Partnership’s activities or participate in reciprocal business arrangements that circumvent the restrictions in the Partnership Agreement against dealings with affiliates.

EMPLOYEES

The Partnership had no employees during 2007 and received administrative and other services from a related party, Commonwealth Capital Corp (“CCC”), which had 79 employees as of December 31, 2007.

ITEM 1A:                      RISK FACTORS

NOT APPLICABLE

ITEM 1B:                      UNRESOLVED STAFF COMMENTS

NOT APPLICABLE

ITEM 2:                      PROPERTIES

NOT APPLICABLE

ITEM 3:                      LEGAL PROCEEDINGS

NOT APPLICABLE

ITEM 4:                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NOT APPLICABLE

PART II

ITEM 5:       MARKET FOR THE REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no public market for the units nor is it anticipated that one will develop.  As of December 31, 2007, there were 338 holders of units.  The Units are not listed on any exchange or permitted to trade on any over-the-counter market.  In addition, there are substantial restrictions on the transferability of units.

GENERAL LIMITATIONS

Units cannot be transferred without the consent of the General Partner, which may be withheld in its discretion according to the Partnership Agreement.  The General Partner monitors transfers of units in an effort to ensure that all transfers are within certain safe harbors promulgated by the IRS to furnish guidance regarding publicly traded partnerships.  These safe harbors limit the number of transfers that can occur in any one year.  The General Partner intends to cause the Partnership to comply with the safe harbor that permits nonexempt transfers and redemptions of units of up to five percent of the total outstanding interest in the Partnership’s capital or profits in any one year.

REDEMPTION PROVISION

Upon the conclusion of the 30-month period following the termination of the offering, the Partnership may, at the sole discretion of the General Partner, repurchase a number of the outstanding units.  After such 30 month period, on a semi-annual basis, the General Partner, at its discretion, may establish an amount for redemption, generally not to exceed two percent of the outstanding units per year, subject to the General Partner’s good faith determination that such redemptions will not (a) cause the Partnership to be taxed as a corporation under Section 7704 of the Code or (b) impair the capital or operations of the Partnership.  (The Partnership may redeem units in excess of the two percent limitation if, in the good faith judgment of the General Partner, the conditions imposed in the preceding sentence would remain satisfied.)  The redemption price for units will be 105% of the selling Limited Partner’s adjusted capital contributions attributable to the units for sale.   Following the determination of the annual redemption amount, redemptions will occur on a semi-annual basis and all requests for redemption, which must be made in writing, must be on file as of the record date with respect to which the redemption is to occur.   The General Partner will maintain a master list of requests for redemption with priority being given to units owned by estates, followed by IRAs and qualified plans.   All other requests will be considered in the order received.  Redemption requests made by or on behalf of Limited Partners who are not affiliated with the General Partner or its affiliates will be given priority over those made by Limited Partners who are affiliated with the General Partner or its affiliates.  All redemption requests will remain in effect until and unless canceled, in writing, by the requesting Limited Partner(s).

The Partnership will accept redemption requests beginning 30 months following the termination of the offering.  There will be no limitations on the period of time that a redemption request may be pending prior to its being granted.   Limited Partners will not be required to hold their interest in the Partnership for any specified period prior to their making a redemption request.

In order to make a redemption request, Limited Partners will be required to advise the General Partner in writing of such request.   Upon receipt of such notification, the Partnership will provide detailed forms and instructions to complete the request.  At December 31, 2007, the General Partner has not redeemed any Units.  Additionally, no Limited Partners have requested redemption of their units.

EXEMPT TRANSFERS

The following six categories of transfers are exempt transfers for purposes of calculating the volume limitations imposed by the IRS and will generally be permitted by the General Partner:

(1)
transfers in which the basis of the unit in the hands of the transferee is determined, in whole or in part, by reference to its basis in the hands of the transferor (for example, units acquired by corporations in certain reorganizations, contributions to capital, gifts of units, units contributed to another partnership, and non-liquidating as well as liquidating distributions by a parent partnership to its partners of interests in a sub partnership);

(2)	transfers at death;

(3)	transfers between members of a family (which include brothers and sisters, spouse, ancestors, and lineal descendants);

(4)	transfers resulting from the issuance of units by the Partnership in exchange for cash, property, or services;

(5)	transfers resulting from distributions from qualified plans; and

(6)
any transfer by a Limited Partner in one or more transactions during any 30-day period of units representing in the aggregate more than five percent of the total outstanding interests in capital or profits of the Partnership.

ADDITIONAL RESTRICTIONS ON TRANSFER

Limited Partners who wish to transfer their units to a new beneficial owner are required to pay the Partnership up to $50 for each transfer to cover the Partnership’s cost of processing the transfer application and take such other actions and execute such other documents as may be reasonably requested by the General Partner.  There is no charge for re-registration of a unit in the event of a marriage, divorce, death, or transfer to a trust so long as the transfer is not a result of a sale of the units.

In addition, the following restrictions apply to each transfer: (i) no transfer may be made if it would cause 25% or more of the outstanding units to be owned by benefit plans; and (ii) no transfer is permitted unless the transferee obtains such governmental approvals as may reasonably be required by the General Partner, including without limitation, the written consents of the Pennsylvania Securities Commissioner and of any other securities agency or commission having jurisdiction over the transfer.

ALLOCATION AND DISTRIBUTION BETWEEN THE GENERAL PARTNER AND THE LIMITED PARTNERS

Cash distributions, if any, are made quarterly on March 31, June 30, September 30, and December 31, of each year.  Distributions are made 99% to the Limited Partners and one percent to the General Partner until the Limited Partners have received an amount equal to their capital contributions plus the priority return; thereafter, cash distributions will be made 90% to Limited Partners and 10% to the General Partner.  Distributions made in connection with the liquidation of the Partnership or a Partner’s units will be made in accordance with the Partner’s positive capital account balance as determined under the Partnership Agreement and Treasury Regulations.

The priority return is calculated on the Limited Partners’ adjusted capital contributions for their units.  The adjusted capital contributions will initially be equal to the amount paid by the Limited Partners for their units.  If distributions at any time exceed the priority return, the excess will reduce the adjusted capital contributions, decreasing the base on which the priority return is calculated.

If the proceeds resulting from the sale of any equipment are reinvested in equipment, sufficient cash will be distributed to the Partners to pay the additional federal income tax resulting from such sale for a Partner in a 38.6% federal income tax bracket or, if lower, the maximum federal income tax rate in effect for individuals for such taxable year.

Generally, the General Partner is allocated net profits equal to its cash distributions (but not less than one percent of net profits) and the balance is allocated to the Limited Partners.   Net profits arising from transactions in connection with the termination or liquidation of the Partnership are allocated in the following order: (1) First, to each Partner in an amount equal to the negative amount, if any, of his capital account; (2) Second, an amount equal to the excess of the proceeds which would be distributed to the Partners based on the operating distributions to the Partners over the aggregate capital accounts of all the Partners, to the Partners in proportion to their respective shares of such excess, and (3) Third, with respect to any remaining net profits, to the Partners in the same proportions as if the distributions were operating distributions.   Net losses, if any, are in all cases allocated 99% to the Limited Partners and one percent to the General Partner.

Net profits and net losses are computed without taking into account, in each taxable year of the Partnership, any items of income, gain, loss or deduction required to be specially allocated pursuant to Section 704(b) of the Code and the Treasury Regulation promulgated thereunder.  No Limited Partner is required to contribute cash to the capital of the Partnership in order to restore a closing capital account deficit, and the General Partner has only a limited deficit restoration obligation under the Partnership Agreement.

Quarterly distributions in the following amounts were paid to the Limited Partners for the period of May 10, 2007 (Commencement of Operations) through December 31, 2007:

Quarter Ended	2007
March 31	$ -
June 30	-
September 30	142,175
December 31	206,922
$ 349,097

ALLOCATIONS AND DISTRIBUTIONS AMONG THE LIMITED PARTNERS

Cash available for distribution that is allocable to the Limited Partners is apportioned among and distributed to them solely with reference to the number of units owned by each as of the record date for each such distribution.

Net profits, net losses and cash available for distribution allocable to the Limited Partners is apportioned among them in accordance with the number of units owned by each.

In addition, where a Limited Partner transfers units during a taxable year, the Limited Partner may be allocated net profits for a period for which such Limited Partner does not receive a corresponding cash distribution.

ITEM 6:                      SELECTED FINANCIAL DATA

NOT APPLICABLE

ITEM 7:                      MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONAND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

COMPUTER EQUIPMENT

CCC, on behalf of the Partnership and other affiliated partnerships, acquires computer equipment subject to associated debt obligations and lease revenue and allocates a participation in the cost, debt and lease revenue to the various partnerships based on certain risk factors. Depreciation on computer equipment for financial statement purposes is based on the straight-line method over estimated useful lives of four years.

REVENUE RECOGNITION

For the period May 10, 2007 (Commencement of Operations) through December 31, 2007, the Partnership has only entered into operating leases.  Lease revenue is recognized on a monthly basis in accordance with the terms of the operating lease agreements.

The Partnership reviews a customer’s credit history before extending credit and may establish a provision for uncollectible accounts receivable based upon the credit risk of specific customers, historical trends and other information.

LONG-LIVED ASSETS

The Partnership evaluates its long-lived assets when events or circumstances indicate that the value of the asset may not be recoverable.  The Partnership determines whether impairment exists by estimating the undiscounted cash flows to be generated by each asset.  If the estimated undiscounted cash flows are less than the carrying value of the asset then impairment exists.  The amount of the impairment is determined based on the difference between the carrying value and the fair value.  Fair value is determined based on estimated discounted cash flows to be generated by the asset. The Partnership determined that no impairment occurred for the period of May 10, 2007 (Commencement of Operations) through December 31, 2007.

Depreciation on computer equipment for financial statement purposes is based on the straight-line method over estimated useful lives of four years.

REIMBURSABLE EXPENSES

Reimbursable expenses, which are charged to the Partnership by CCC in connection with the administration and operation of the Partnership, are allocated to the Partnership based upon several factors including, but not limited to, the number of investors, compliance issues, and the number of existing leases.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.  The objective of SFAS 160 is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  SFAS 160 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and interim periods within those fiscal years.  The Partnership does not expect the implementation of SFAS 160 to have a material impact on its financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities, including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to choose, at specified election dates, to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses will be reported on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157 “Fair Value Measurements” (“SFAS No. 157”). The Partnership is currently determining whether fair value accounting is appropriate for any of its eligible items and cannot currently estimate the impact, if any, which SFAS 159 may have on our consolidated results of operation and financial condition.

In September 2006, the FASB issued Statement of Financial Accounting Standards 157, “Fair Value Measurements” (“SFAS 157”), which provides guidance on measuring the fair value of assets and liabilities. SFAS 157 applies to other accounting pronouncements that require or permit assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances. This standard also requires additional disclosures in both annual and quarterly reports. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and will be adopted by the Partnership in the first quarter of its fiscal year 2008.   In February 2008, the FASB issued two Staff Positions on SFAS 157: (1) FASB Staff Position No. FAS 157-1 (FAS 157-1),“Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement Under Statement 13,” and (2) FASB Staff Position No. FAS 157-2 (FAS 157-2),“Effective Date of FASB Statement No 157.” FAS 157-1 excludes FASB Statement No. 13, Accounting for Leases, as well as other accounting pronouncements that address fair value measurements on lease classification or measurement under Statement 13, from SFAS 157’s scope. FAS157-2 partially defers Statement 157’s effective date.  The Partnership is currently determining the effect, if any, that the adoption of SFAS 157 and 157-1 will have on its financial statements.

LIQUIDITY AND CAPITAL RESOURCES

For the period of May 10, 2007 (Commencement of Operations) through December 31, 2007, the Partnership used cash from operating activities of approximately $267,000 which includes a net loss of approximately $560,000 and depreciation and amortization expenses of $149,000.  This net loss was due primarily to the payment of initial offering expenses and depreciation of acquired equipment.

The Partnership’s primary source of capital for the period of May 10, 2007 (Commencement of Operations) through December 31, 2007, was contributions of approximately $10,200,000. We expect significant additional capital contributions through 2008, as the Partnership is still engaged in its public offering of limited partnership units to investors.  The offering will continue until the earlier of March 5, 2009 or the date we sell all of the units being offered.  Approximately 1,989,000 units were available for purchase as of December 31, 2007.  Equipment in the amount of $1,726,000 was purchased and distributions of approximately $353,000 were paid during that same period.  While the Partnership continues to raise capital from additional investors, both equipment purchases and amounts paid out as distributions are expected to continue to rise throughout 2008.

When not being used to fund equipment purchases, cash is invested in money market accounts that invest directly in treasury obligations pending the Partnership’s use of such funds to purchase additional computer equipment, to pay Partnership expenses or to make distributions to the Partners.  At December 31, 2007, the Partnership had approximately $4,892,000, invested in these money market accounts.  The amount in such accounts will fluctuate throughout 2008 due to many factors, including the pace of new capital contributions, equipment acquisitions and distributions.  The remaining cash as of December 31, 2007 was set aside for equipment funding.

The Partnership’s investment strategy of acquiring computer equipment and generally leasing it under triple-net leases to operators, who generally meet specified financial standards, minimizes the Partnership’s operating expenses.  As of December 31, 2007, the Partnership had future minimum rentals on noncancellable operating leases of $538,000 for the year ending 2008 and $899,000 thereafter. The Partnership did not incur any debt as of December 31, 2007.

CCC, on behalf of the Partnership and other affiliated partnerships, acquires computer equipment subject to associated debt obligations and lease agreements and allocates a participation in the cost, debt and lease revenue to the various partnerships based on certain risk factors.  The Partnership’s share of the computer equipment in which it participates with other partnerships at December 31, 2007 was approximately $474,000 and is included in the Partnership’s fixed assets on its balance sheet. The total cost of the equipment shared by the Partnership with other partnerships at December 31, 2007 was approximately $949,000. There was no outstanding debt at December 31, 2007 related to the equipment shared by the Partnership.

The Partnership’s cash flow from operations is expected to continue to be adequate to cover all operating expenses, liabilities, and distributions to Partners during the next 12-month period.  If available cash flow or net disposition proceeds are insufficient to cover the Partnership expenses and liabilities on a short and long term basis, the Partnership will attempt to obtain additional funds by disposing of or refinancing equipment, or by borrowing within its permissible limits.  The Partnership may also reduce the distributions to its Partners if it deems necessary.  Since the Partnership’s leases are on a “triple-net” basis, no reserve for maintenance and repairs are deemed necessary.

The partnership intends to invest approximately $7,200,000 in additional equipment for the remainder of 2008.  The acquisition of this equipment will be funded primarily through additional capital contributions, and also by debt financing and cash flows from lease rental payments.

RESULTS FROM OPERATIONS

For the period of May 10, 2007 (Commencement of Operations) through December 31, 2007 Partnership recognized revenue of $267,000 and expenses of $826,000 resulting in net loss of $560,000. The net loss is due in part to the organization and offering expenses paid or reimbursed by the Partnership during the first year of its operations, as well as to the depreciation of the IT equipment purchased by the Partnership.  The Partnership entered into 9 leases that generated lease income of approximately $176,000 during the same period.  The Partnership expects to continue to add new leases to its portfolio as it raises additional capital from investors.  Increases in portfolio size would be expected to increase lease income, and will also increase depreciation expense as new equipment depreciates.  Organizational costs will continue to impact net income throughout the public offering period, but are not expected to materially impact net income thereafter.

For the period of May 10, 2007 (Commencement of Operations) through December 31, 2007 the Partnership recognized interest income of $91,000 as a result of monies being invested in money market accounts that invest directly in treasury obligations pending the Partnership’s use of such funds to purchase additional computer equipment, to pay Partnership expenses or to make distributions to the Partners.  The amount in such accounts, and therefore the interest income therefrom, will fluctuate throughout 2008 due to many factors, including the pace of new capital contributions, equipment acquisitions and distributions.

For the period of May 10, 2007 (Commencement of Operations) through December 31, 2007, operating expenses, excluding depreciation, consist of accounting, legal, outside service fees and reimbursement of expenses to CCC for administration and operation of the Partnership.  The operating expenses totaled approximately $562,000.

For the period of May 10, 2007 (Commencement of Operations) through December 31, 2007 organizational costs were approximately $107,000.  Organizational costs will continue to be paid and/or reimbursed throughout the public offering period, but are not expected to continue materially thereafter. Syndication costs for the period of May 10, 2007 (Commencement of Operations) through December 31, 2007 were approximately $1,208,000.

The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases.  For the period of May 10, 2007 (Commencement of Operations) through December 31, 2007, the equipment management fee was approximately $9,000.  As additional offering proceeds continue to be utilized for the acquisition of equipment, acquisition fees are expected to increase throughout 2008 as the Partnership’s equipment portfolio grows.

Depreciation and amortization expenses consist of depreciation on computer equipment and amortization of equipment acquisition fees.  For the period of May 10, 2007 (Commencement of Operations) through December 31, 2007, these expenses totaled approximately $149,000.

NET LOSS

For the period of May 10, 2007 (Commencement of Operations) through December 31, 2007 net loss was approximately $560,000.

ITEM 7A:                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

NOT APPLICABLE

ITEM 8:                      FINANCIAL STATEMENTS

Our financial statements, including selected quarterly financial data for the period ended from May 10, 2007 (Commencement of Operations) through December 31, 2007, and the reports thereon of Asher & Company, Ltd, are included in this annual report.

ITEM 9:                      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ONACCOUNTING AND FINANCIAL DISCLOSURE

NOT APPLICABLE

ITEM 9A:      CONTROLS AND PROCEDURES

Our management, under the supervision and with the participation of the principal executive officer and principal financial officer, have evaluated the effectiveness of our controls and procedures related to our reporting and disclosure obligations as of December 31, 2007, which is the end of the period covered by this Annual Report on Form 10-K.  Based on that evaluation, the principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are sufficient to provide that (a) material information relating to us, including our consolidated affiliates, is made known to these officers by our and our consolidated affiliates’ other employees, particularly material information related to the period for which this periodic report is being prepared; and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the rules and forms promulgated by the Securities and Exchange Commission.

ITEM 9A (T):    CONTROLS AND PROCEDURES

Management's Report on Internal Control over Financial Reporting.     It is the responsibility of the General Partner to establish and maintain adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended. The General Partner’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Partnership; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Partnership are being made only in accordance with authorizations of management and directors of the General Partner; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Partnership’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Partnership’s internal control over financial reporting at December 31, 2007. Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of the Partnership’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the board of directors.

Based on our assessment, management determined that, at December 31, 2007, the Partnership maintained effective internal control over financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Partnership’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

ITEM 9B:                      OTHER INFORMATION

NOT APPLICABLE

ITEM 10:                      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

GENERAL

The Partnership does not have any Directors or executive officers.

The General Partner, a wholly owned subsidiary of Commonwealth of Delaware, Inc., a Delaware corporation, which is in turn a wholly-owned subsidiary of CCC, a Pennsylvania corporation, was incorporated in Pennsylvania on August 26, 1993.  The General Partner also acts as the General Partner for Commonwealth Income & Growth Fund III, Commonwealth Income & Growth Fund IV, and Commonwealth Income & Growth Fund V.  The principal business office of the General Partner is Brandywine Bldg. One, Suite 200, 2 Christy Drive, Chadds Ford PA 19317, and its telephone number is 610-594-9600.  The General Partner manages and controls the affairs of the Partnership and has sole responsibility for all aspects of the Partnership’s operations.  The officers of the General Partner devote such time to the affairs of the Partnership as in the opinion of the General Partner is necessary to enable it to perform its function as General Partner.  The officers of the General Partner are not required to spend their full time in meeting their obligations to the Partnership.

The directors and officers of the General Partner and key employees of CCC are as follows:

NAME	TITLE
Kimberly A. Springsteen	Chairman of the Board, Chief Executive Officer and Chief Compliance Officer of CCC,
CCSC, & CIGF, Inc

Henry J. Abbott	President of CCC & CIGF, Inc., Director of CCC, CCSC & CIGF, Inc.

William Pieranunzi III	President of CCSC, Director of CCC and CCSC.

Lynn A. Franceschina	Executive Vice President, Chief Operating Officer, and Director of CCC, CCSC & CIGF, Inc.

Jay Dugan	Executive Vice President and Chief Technology Officer of CCC,
CCSC & CIGF, Inc. and Director of CCC

Peter Daley	Director of CCC

James Pruett	Senior Vice President and Compliance Officer of CCC, CCSC, & CIGF, Inc.

Mark Hershenson	Senior Vice President and Broker Services Manager of CCC, CCSC & CIGF, Inc.

Richard G. Devlin III	Vice President and General Counsel of CCC, CCSC & CIGF, Inc.

Edmond J. Enderle	Vice President and Controller of CCC, CCSC, & CIGF, Inc.

Donna Abbott	Vice President and Investor Services Manager of CCC, CCSC & CIGF, Inc.

Richard Kizer	Vice President and Portfolio Manager of CCC & CIGF, Inc.

Kimberly A. Springsteen, age 48, joined Commonwealth in 1997, as a founding registered principal and Chief Compliance Officer of its broker/dealer, Commonwealth Capital Securities Corp. Ms. Springsteen is the Chief Executive Officer and Chairman of the Board of Directors of Commonwealth Capital Corp. (the parent corporation); Commonwealth Capital Securities Corp. (the broker/dealer); and Commonwealth Income & Growth Fund, Inc. (the general partner). Ms. Springsteen is responsible for general operations of the equipment leasing/portfolio management side of the business. Ms. Springsteen oversees all CCC operations, as well as CCSC SEC/FINRA compliance. For the broker/dealer, she oversees securities policies, company procedures/operations.  Ms. Springsteen oversees all corporate daily operations and training, as well as develops long-term corporate growth strategies. Ms. Springsteen has over 27 years of experience in the financial services industry, specifically in the real estate, energy and leasing sectors of Alternative Investments. Ms. Springsteen is the sole shareholder of Commonwealth Capital Corp. and subsidiaries.  Ms. Springsteen has served as Executive Vice President, COO.  In 1997, Ms. Springsteen was elected to the Board of Directors of the parent corporation and founded its broker/dealer arm (Commonwealth Capital Securities Corp.). She was appointed President, COO and Compliance Director of the broker/dealer and elected to its Board of Directors. Her responsibilities included business strategy, product development, broker/dealer relations development, due diligence, and compliance.  From 1980 through 1997, Ms. Springsteen was employed with Wheat First Butcher Singer, a regional broker/dealer located in Richmond, Virginia.  At Wheat, she served as Senior Vice President & Marketing Manager for the Alternative Investments Division.  Ms. Springsteen holds her FINRA Series 7, 63 and 39 licenses.  She is a member of the Equipment Leasing Association, the Financial Planners Association, the National Association of Equipment Leasing Brokers and serves on the Board of Trustees for the Investment Program Association.

Henry J. Abbott, age 57, joined Commonwealth in 1998, as a Portfolio Manager.  Mr. Abbott serves as President of CCC and CIGF, Inc and as a Director of the parent and its affiliates.  Mr. Abbott is a registered principal of the broker/dealer.  Mr. Abbott is responsible for lease acquisitions, equipment dispositions and portfolio review. Additionally, Mr. Abbott is also responsible for oversight of residual valuation, due diligence, equipment inspections, negotiating renewal and purchase options and remarketing off lease equipment. Mr. Abbott serves as senior member on the Portfolio Advisory Committee, the Disaster Recovery Committee and the Facilities Committee.  Prior to Commonwealth, Mr. Abbott has been active in the commercial lending industry, working primarily on asset-backed transactions for more than 30 years.  Mr. Abbott attended St. John’s University and holds his FINRA Series 7, 63 and 24 licenses.  Mr. Abbott was a founding partner of Westwood Capital LLC in New York, a Senior Vice President for IBJ Schroeder Leasing Corporation and has managed a group specializing in the provision of operating lease finance programs in the high technology sector.  Mr. Abbott brings extensive knowledge and experience in leasing and has managed over $1.5 billion of secured transactions. Mr. Abbott is a member of the Equipment Leasing Association and the Investment Program Association.

William Pieranunzi III, age 50, joined Commonwealth in 2007 as President of CCSC, the broker/dealer affiliate.  Mr. Pieranunzi also serves as a Director of CCC and CCSC.  Mr. Pieranunzi is responsible for managing due diligence and broker/dealer development, as well as coordination of the national marketing effort, syndication and product development.  Mr. Pieranunzi was elected to the Board of Directors of the parent and its affiliates January 1, 2008.  Mr. Pieranunzi serves on the Disaster Recovery Committee and the Website committee.  From 1981 to 1995 Mr. Pieranunzi has held his FINRA series 22 and 63 licenses. Through his employment agreement with Commonwealth Capital Corp., Mr. Pieranunzi has agreed to re-establish his licenses.  Prior to Commonwealth, Mr. Pieranunzi in 2005 co-founded and was Chief Executive Officer and President of Jing Tsai Entertainment Company, Ltd. in Foshan, Guangdong Province, China; Foshan’s premiere entertainment company through multiple 99KTV Store Locations.  He retains his titles and continues to serve on the board OF Jung Tsai.  Prior to that, from 1996-2004, Mr. Pieranunzi was a private investor. From 1984-1995, Mr. Pieranunzi worked at PLM International, then a $1.4 billion publicly traded worldwide provider of transportation equipment and related financial services. He joined PLM as a junior wholesaler and in 1994 became Executive Vice President.  Prior to that, from 1981 to 1984 Mr. Pieranunzi worked at Mutual Benefit Financial Services Company, the registered broker/dealer of Mutual Benefit Life Insurance Company where he was manager of the mutual funds and pension divisions.  Mr. Pieranunzi is a Magna cum Laude, Beta Gamma Sigma graduate of Boston College’s School of Management. Mr. Pieranunzi is a member of the Equipment Leasing Association, the Investment Program Association, the National Association of Equipment Leasing Brokers, and the Financial Planners Association.

Lynn A. Franceschina, age 36, joined Commonwealth in 2001 and serves as Executive Vice President, Chief Operating Officer and Director of the parent and its affiliates.  Ms. Franceschina is responsible for daily operations, including oversight of all accounting, financial reporting, and tax functions, investor communications, and human resources.  During the period of March 2004 to October 2004, Ms. Franceschina was employed with Wilmington Trust Corp., where she was a part in the development of policies and procedures related to Sarbanes Oxley and its documentation.  Prior to Commonwealth, in 1994 until 1999, Ms. Franceschina served as a Senior Accountant with Duquesne University, and from 1999 to 2000, a Senior Financial Analyst for Environ Products.  Ms. Franceschina attended Robert Morris University and holds a Bachelor of Science in Accounting.  Ms. Franceschina holds her FINRA Series 22, 63, and 39 licenses.  Ms. Franceschina serves on the Portfolio Advisory Committee and the Disaster Recovery Committee, as well as a member of the Equipment Leasing Association, the Investment Program Association and the Institute of Management Accountants.

Jay Dugan, age 59, joined Commonwealth in 2002 and serves as Executive Vice President and Chief Technology Officer of the parent and its affiliates. Mr. Dugan is responsible for the information technology vision, security and operation and ongoing development, including network configurations, protection of corporate assets and maximizing security and efficiency of information flow.  Prior to Commonwealth, Mr. Dugan founded First Securities USA, a FINRA member firm, in 1988 and operated that firm through 1998. From 1999 until 2002, Mr. Dugan was an independent due diligence consultant until he came to Commonwealth to develop that area of the firm. Mr. Dugan attended St. Petersburg College and holds an AS Degree in Computer Networking Technology.  Mr. Dugan is a Microsoft Certified Systems Engineer, Microsoft Certified Database Administrator and Comp-Tia Certified Computer Technician.  Mr. Dugan is a senior member of the Disaster Recovery Committee, as well as oversight member of the Website Committee.

Peter Daley, age 68, joined Commonwealth in 2006 as a director.  Mr. Daley is an Accredited Senior Appraiser for the discipline of Machinery and Equipment with a specialty in High-Technology for the valuation of computer equipment.  Mr. Daley has been in the computer business since 1965, first with IBM as a computer broker/lessor and then with Daley Marketing Corporation (DMC), a firm he founded in July 1980 to publish reports about computer equipment, including “Market Value Reports” and “Residual Value Reports.”   In January 2001 Mr. Daley acquired Computer Economics, merged DMC into CEI and in April 2005 sold the IT Management Company and created a new company focused on the fair market value business.  Additionally, Mr. Daley remains President of DMC Consulting Group, a separate company that specializes in writing Appraisals, Portfolio Analysis and Property Tax Valuation from Fair Market Value to Residual Value valuations. Mr. Daley has developed a database of “Fair Market Value” equipment values from 1980 to the present, utilizing a variety of reports and publications along with the DMC and CEI Market Value Reports.  This database has been successfully used in the valuation of computer equipment in the settlement of a number of Virginia tax cases.  He has also previously testified in California, Minnesota, Michigan, New York, and the Virginia Courts as an expert in the field of valuation of computer equipment.  Mr. Daley has a full repertoire of lectures, seminars, presentations, and publications that he has conceived and shared with the public.  From 1994 to present he has been writing computer appraisals and reports for Fortune 500 companies.  From 2005 to present as president of DMC Valuations Group, Mr. Daley has been publishing, both on the web and in print, fair market values, residual values, and manufacturer’s price lists to existing valuation clients around the world. Mr. Daley graduated from Pepperdine University in 1991 with a Masters of Business Administration, and from Cal State Northridge with a Bachelor of Science in Business Administration in 1965.  Mr. Daley is also an Accredited Senior Appraiser with the American Society of Appraisers.

James Pruett, age 42, joined Commonwealth in 2002 and serves as Senior Vice President and Compliance Officer of the parent and its affiliates.  Mr. Pruett is responsible for management of regulatory policies and procedures, assisting in compliance internal audit, associate regulatory filings, broker/dealer registrations, state and broker/dealer financial regulatory reporting requirements.  Mr. Pruett assists in the management of shareholder records and updates.  Mr. Pruett is a member of the Website Committee and the Disaster Recovery Cimmittee.  Mr. Pruett holds his FINRA Series 22, 63 and 39 licenses.  Prior to joining Commonwealth, Mr. Pruett served as Managing Editor/Associate Publisher for Caliber Entertainment, a publishing and entertainment licensing company.  Mr. Pruett’s responsibilities included oversight of production of publishing library, as well as serving as Editor-in-Chief for all publications and additionally served as Media Relations Liaison.  Mr. Pruett is a member of the Equipment Leasing Association and the Investment Program Association.

Mark Hershenson, age 42, joined Commonwealth in 2002 and serves as Senior Vice President and Broker Dealer Manager of the parent and its affiliates.  Mr. Hershenson is responsible for management of all custodial relationships, broker services in the areas of product education and production goals, wholesaler scheduling/support and internal sales staff.  Prior to Commonwealth, Mr. Hershenson served as part of a financial planning practice at American United Life from 1999 through 2002.  He has written a book for the Florida Insurance Commissioner on how to sell insurance products.  Additionally, in 1991 through 1998, Mr. Hershenson served as sales trainer for MetLife for over 100 registered representatives.  Mr. Hershenson attended Stonehill College and holds a Bachelor’s in Psychology, with a concentration in Marketing/Organizational Behaviorism and Master’s level coursework in Financial Planning through American College.  Mr. Hershenson holds his FINRA Series 6, 7, 39 and 63 licenses.  Mr. Hershenson is a member of the Equipment Leasing Association and the Investment Program Association.  Mr. Hershenson is also a member of the Website Committee.

Richard G. Devlin III, age 36, joined Commonwealth in October 2006 and serves as Vice President and General Counsel.  Mr. Devlin is responsible for all Blue Sky activities, FINRA and SEC registrations, legal opinions for our funds, syndication, and general legal matters.  Mr. Devlin also assists with broker-dealer compliance functions. Mr. Devlin holds his FINRA Series 22 and 63 licenses.  Prior to joining Commonwealth, Mr. Devlin was employed since December 2000 as an associate with the law firm Reed Smith, LLP in Philadelphia, where he was responsible for all elements of public and private securities offerings as issuer’s counsel.  Also, as part of Reed Smith’s Securitization Practice Group, Mr. Devlin managed a team of professionals in a high volume commercial loan servicing practice.  Mr. Devlin has developed programs and advised clients regarding compliance with the Sarbanes-Oxley Act of 2002 and related corporate governance and disclosure regulations.  Mr. Devlin has advised both foreign and domestic entities on US securities law compliance in the context of IPOs, exchange listing, private placements, mergers, and employee benefit plans.  In 1997 Mr. Devlin graduated Magna Cum Laude from the University of Pittsburgh School of Law with a Juris Doctorate and in 1994 he completed his Bachelor of Science in Business Administration and Finance at The American University.  Mr. Devlin is admitted to the bar in New Jersey and Pennsylvania.  Mr. Devlin has also advised MBA students at Drexel University as a judge of the 2006 Business Plan Competition at the Baiada Center for Entrepreneurship at Drexel’s LeBow College of Business, and was a recipient of the 2006 MS Leadership Award from the National Multiple Sclerosis Society.  Mr. Devlin serves as a member of the Website Committee.

Edmond J. Enderle, age 61, joined Commonwealth in 2006 and serves as Vice President and Controller.  Mr. Enderle is responsible for Regulatory Filings, Internal Controls, Budgeting, Forecasting, Cash Flow Projections and all accounting related to Syndication.  Mr. Enderle also functions as the Audit Liaison.  Prior to Commonwealth, Mr. Enderle worked most recently at Sunoco Logistics Partners LP located in Philadelphia.  This company boasted $4.5 billion in revenue, and here Mr. Enderle served as the Accounting Manager where he was responsible for SEC reporting, financial accounting, reporting and analysis, preparation of annual revenue and expense budgets and managing the monthly close process ensuring adherence to GAAP. Mr. Enderle also conducted environmental and legal reserve analysis, wrote, reviewed and certified various Sarbanes Oxley procedures and system narratives, and reported to management for strategic planning and executive presentations. Prior to Sunoco Logistics, Mr. Enderle worked at Sunoco Inc. (GP of Sunoco Logistics an Operator of 5 Oil Refineries) as the Accounting Manager in the Supply Chain department where his responsibilities included management of the Crude and Refined Oil Pools, departmental budgeting, monthly closing processes, and financial analysis and reporting.  Mr. Enderle attended St. Josephs University in Philadelphia and holds a Bachelor of Science in Accounting and also attended Widener University in Chester, Pennsylvania and holds an MBA in Finance/Taxation

Donnamarie D. Abbott, age 49, joined Commonwealth in 2001 and serves as Vice President and Investor Services Manager of the parent and its affiliates.  Ms. Abbott is responsible for management of daily operations in Investor Services, from pre-formation stage through issuance of investors’ final distribution, communication, audited financial report, including fund masters, blue sky coordination, subscription processing, distributions, transfers of interest, redemptions, reporting and tax reporting.  Ms. Abbott is a member of the Office Development Committee, the Website Committee and the Disaster Recovery Committee.  Ms. Abbott holds her FINRA Series 22 and 63 licenses.  Prior to joining Commonwealth, Ms. Abbott served as a Pennsylvania licensed realtor.  Ms. Abbott is a member of the Equipment Leasing Association and a member of the Investment Program Association.

Richard Kizer, age 51, joined Commonwealth in 2006 and serves Vice President and Portfolio Manager of CCC and CIGF, Inc.  Mr. Kizer is responsible for lease acquisitions, equipment research and evaluation, lease pricing, portfolio analysis, and asset remarketing and disposition.  Prior to joining Commonwealth, from 2004 until 2005, Mr. Kizer was employed as a Vertical Account Executive at Nextel Partners where he was responsible for selling wireless products and services to major utilities and colleges and universities in the southeast.  In 2003, he worked as the Area Sales Manager for Alltel Communications and was responsible for business sales in Pensacola, Florida and Mobile, Alabama.  In 1996, he founded and operated the GlobalKnow Corporation, an educational product design and marketing company, where he worked until 2003.  Mr. Kizer was also employed as the Manager for Product Marketing at GTE Telecommunications Services from 1991 until 1996 where he was responsible for managing a large inventory of wireless voice and data products for GTE stores and agents nationwide.  Before reentering the private sector in 1991, Mr. Kizer served in the South Carolina Governor’s Office as the Deputy Director of Public Safety where he helped coordinate federal, state and local response to two Presidentially-declared natural disasters including Hurricane Hugo.  He also served four years on active duty as a First Lieutenant in the United States Army.   Mr. Kizer received his Master of Public Administration degree from the College of Charleston in 1987 and Bachelor of Arts from the University of South Carolina in 1978.

The directors and officers of the General Partner are required to spend only such time on the Partnership’s affairs as is necessary in the sole discretion of the directors of the General Partner for the proper conduct of the Partnership’s business.  A substantial amount of time of such directors and officers is expected to be spent on matters unrelated to the Partnership, particularly after the Partnership’s investments have been selected.  Under certain circumstances, such directors and officers are entitled to indemnification from the Partnership.

The Partnership has no audit committee financial expert, as defined in item 401 of Regulation S-K (17CFR § 229.401) under the Exchange Act, serving on its audit committee.  An audit committee is not required because the Partnership is not a listed security (as defined by 17CFR§ 240.10A-3); therefore, no audit committee financial expert is required.

CODE OF ETHICS

In view of the fiduciary obligation that the General Partner has to the Partnership, the General Partner believes an adoption of a formal code of ethics is unnecessary and would not benefit the Partnership, particularly in light of Partnership's limited business activities.

ITEM 11:                      EXECUTIVE COMPENSATION

The Partnership does not have any Directors or executive officers.

ITEM 12:                      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS ANDMANAGEMENT

NONE

ITEM 13:                      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The following table summarizes the types, amounts and recipients of compensation to be paid by the Partnership directly or indirectly to the General Partner and its affiliates.  Some of these fees are paid regardless of the success or profitability of the Partnership’s operations and investments.  While such compensation and fees were established by the General Partner and are not based on arm’s-length negotiations, the General Partner believes that such compensation and fees are comparable to those that would be charged by an unaffiliated entity or entities for similar services.  The Partnership Agreement limits the liability of the General Partner and its affiliates to the Partnership and the Limited Partners and provides indemnification to the General Partner and its affiliates under certain circumstances.

ENTITY RECEIVING COMPENSATION	TYPE OF COMPENSATION	AMOUNT INCURRED DURING 2007

OFFERING AND ORGANIZATION STAGE

The General Partner
Organizational Fee.  An organization fee equal to three percent of the first $25,000,000 of Limited Partners’ capital contributions and two percent of the Limited Partners’ capital contribution in excess of $25,000,000, as compensation for the organization of the Partnership.  It is anticipated that the organizational and offering expenses, which include legal, accounting and printing expenses related to the organization and formation of the Partnership, and other costs of registration will be as high as $1,830,850, of which the General Partner will pay up to $1,250,000 out of its organizational fee.  Any costs above $1,250,000 will be paid by the Partnership out of offering proceeds.
$ 306,000

The General Partner’s Affiliates
Selling Commissions and Dealer Manager Fees. The Partnership will pay the dealer manager an amount of up to ten percent capital contributions as underwriting commissions after and only if the required $1,150,000 minimum subscription amount is sold.  The dealer manager will reallow to participating broker-dealers out of underwriting commissions a selling commission of eight percent of the capital contributions from units sold by such participating brokers.  Some or all of the remaining two percent (the dealer manager fee) may be reallowed to participating broker-dealers for due diligence expense reimbursements.
$ 1,019,000

OPERATIONAL AND SALE OR LIQUIDATION STAGES

The General Partner
Equipment Acquisition Fee. An equipment acquisition fee of four percent of the purchase price of each item of equipment purchased as compensation for the negotiation of the acquisition of the equipment and the lease. The fee will be paid upon closing of the offering with respect to the equipment purchased by the Partnership with the net proceeds of the offering available for investment in equipment except for fees on the leveraged portion of the purchase price which are paid when the equipment is purchased. If the Partnership acquires equipment in an amount exceeding the net proceeds of the offering available for investment in equipment, the fee will be paid when such equipment is acquired.  Of this amount, approximately $69,000 has been earned by the general partner relating to equipment acquired in 2007.  The remaining balances of approximately $277,000 from 2007 will be earned with acquisitions in future periods.

$ 346,000
The General Partner and its Affiliates
Reimbursable Expenses. The General Partner and its affiliates are entitled to reimbursement by the Partnership for the cost of goods, supplies or services obtained and used by the general partner in connection with the administration and operation of the partnership from third parties unaffiliated with the General Partner. The amounts set forth on this table do not include expenses incurred in the offering of units.

$ 438,000
The General Partner	Debt Placement Fee. As compensation for arranging term debt to finance the acquisition of equipment to the Partnership, a fee equal to one percent of such indebtedness; provided, however, that such fee shall be reduced to the extent the Partnership incurs such fees to third parties unaffiliated with the General Partner or the lender, with respect to such indebtedness. No such fee will be paid with respect to borrowings from the general partner or its affiliates.	$ -

The General Partner
Equipment Management Fee. A monthly fee equal to the lesser of (a) the fees which would be charged by an independent third party in the same geographic market for similar services and similar equipment or (b) the sum of (i) two percent of the gross lease revenues attributable to equipment subject to full payout net leases which contain net lease provisions and (ii) five percent of the gross lease revenues attributable to equipment subject to operating leases.
$ 9,000

The General Partner
Re-Lease Fee. As compensation for providing re-leasing services for any equipment for which the general partner has, following the expiration of, or default under, the most recent lease of conditional sales contract, arranged a subsequent lease of conditional sales contract for the use of such equipment to a lessee or other party, other than the current or most recent lessee of other operator of such equipment or its affiliates (“re-lease”), the General Partner will receive, on a monthly basis, a re-lease fee equal to the lesser of (a) the  fees which would be charged by an independent third party of comparable services for comparable equipment or (b) two percent of gross lease revenues  derived from such re-lease.

$ -
The General Partner
Equipment Liquidation Fee. With respect to each item of equipment sold by the general partner, a fee equal to the lesser of (i) 50% of the competitive equipment sale commission or (ii) three percent of the sales price for such equipment. The payment of this fee is subordinated to the receipt by the Limited Partners of (i) a return of their capital contributions and 10% annum cumulative return, compounded daily, on adjusted capital contributions and (ii) the net disposition proceeds from such sale in accordance with the Partnership Agreement. Such fee is reduced to the extent any liquidation or resale fees are paid to unaffiliated parties.

$ -
The General Partner
Partnership Interest and Distribution. The General Partner has a present and continuing one percent interest of $1,000 in the Partnership’s item of income, gain, loss, deduction, credit, and tax preference. In addition, the General Partner receives one percent of Cash Available for Distribution until the Limited Partners have received distributions of Cash Available for Distribution equal to their Capital Contributions plus the 10% Cumulative Return and thereafter, the General Partner will receive 10% of Cash Available for Distribution.
$ 4,000

CONFLICTS OF INTEREST

The Partnership is subject to various conflicts of interest arising out of its relationships with the General Partner and its affiliates.  These conflicts include the following:

COMPETITION WITH GENERAL PARTNER AND AFFILIATES:  COMPETITION FOR MANAGEMENT’S TIME

The General Partner and its affiliate sponsor other investor programs, which are potentially in competition with the Partnership in connection with the purchase of equipment as well as opportunities to lease and sell such equipment.  Competition for equipment has occurred and is likely to occur in the future.  The General Partner and its affiliates may also form additional investor programs, which may be competitive with the Partnership.

If one or more investor programs and the Partnership are in a position to acquire the same equipment, the General Partner will determine which program will purchase the equipment based upon the objectives of each and the suitability of the acquisition in light of those objectives.  The General Partner will generally afford priority to the program or entity that has had funds available to purchase equipment for the longest period of time.  If one or more investor programs and the Partnership are in a position to enter into lease with the same lessee or sell equipment to the same purchaser, the General Partner will generally afford priority to the equipment which has been available for lease or sale for the longest period of time.

Certain senior executives of the General Partner and its affiliates also serve as officers and directors of the other programs and are required to apportion their time among these entities.  The Partnership is, therefore, in competition with the other programs for the attention and management time of the General Partner and affiliates.  The officers and directors of the General Partner are not required to devote all or substantially all of their time to the affairs of the Partnership.

ACQUISITIONS

CCC and the General Partner or other affiliates of the General Partner may acquire equipment for the Partnership provided that (i) the Partnership has insufficient funds at the time the equipment is acquired, (ii) the acquisition is in the best interest of the partnership and (iii) no benefit to the General Partner or its affiliates arises from the acquisition except for compensation paid to CCC, the General Partner or such other affiliate as disclosed in this Report. CCC, the General Partner or their affiliates will not hold equipment for more than 60 days prior to transfer to the Partnership.  If sufficient funds become available to the Partnership within such 60 day period, such equipment may be resold to the Partnership for a price not in excess of the sum of the cost of the equipment to such entity and any accountable acquisition expenses payable to third parties which are incurred by such entity and interest on the purchase price from the date of purchase to the date of transfer to the Partnership.  CCC, the General Partner or such other affiliate will retain any rent or other payments received for the equipment, and bear all expenses and liabilities, other than accountable acquisition expenses payable to third parties with respect to such equipment, for all periods prior to the acquisition of the equipment by the Partnership.  Except as described above, there will be no sales of equipment to or from any affiliate of CCC.

In certain instances, the Partnership may find it necessary, in connection with the ordering and acquisition of equipment, to make advances to manufacturers or vendors with funds borrowed from the General Partner for such purpose.  The Partnership does not borrow money from the General Partner or any of its affiliates with a term in excess of twelve months.  Interest is paid on loans or advances (in the form of deposits with manufacturers or vendors of equipment or otherwise) from the General Partner of its affiliates from their own funds at a rate equal to that which would be charged by third party financing institutions on comparable loans from the same purpose in the same geographic area, but in no event in excess of the General Partner’s or affiliate’s own cost of funds.  In addition, if the General Partner or its affiliates borrow money and loan or advance it on a short-term basis to or on behalf of the Partnership, the General Partner or such affiliates shall receive no greater interest rate and financing charges from the Partnership than that which unrelated lenders charge on comparable loans.  The Partnership will not borrow money from the General Partner or any of its affiliates for a term in excess of twelve months.

If the General Partner or any of its affiliates purchases equipment in its own name and with its own funds in order to facilitate ultimate purchase by the Partnership, the purchaser is entitled to receive interest on the funds expended for such purchase on behalf of the Partnership.  Simple interest on any such temporary purchases is charged on a floating rate basis not in excess of three percent over the “prime rate” from time to time announced by PNC Bank, from the date of initial acquisition to the date of repayment by the Partnership and ownership transfer.

The Partnership does not invest in equipment limited partnerships, general partnerships or joint ventures, except that (a) the Partnership may invest in general partnerships or joint ventures with persons other that equipment programs formed by the General Partner or its affiliates, which partnerships or joint ventures invest in specific equipment; provided that (i) the Partnership has or acquires a controlling interest in such ventures or partnerships, (ii) the non-controlling interest is owned by a non-affiliated, and (iii) the are no duplicate fees; and (b) the Partnership may invest in joint venture arrangements with other equipment programs formed by the General Partner or its affiliates if such action is in the best interest of all programs and if all the following conditions are met: (i) all the programs have substantially identical investment objectives; (ii) there are no duplicate fees; (iii) the sponsor compensation is substantially identical in each program; (iv) the Partnership has a right of first refusal to buy another program’s interest in a joint venture if the other program wishes to sell equipment held in the joint venture; (v) the investment of each program is on substantially the same terms and conditions; and (vi) the joint venture is formed either for the purpose of effecting appropriated diversification for the programs or for the purpose of relieving the General Partner or its affiliates from a commitment entered into pursuant to certain provisions of the Partnership Agreement.

GLOSSARY

The following terms used in this report shall (unless otherwise expressly provided herein or unless the context otherwise requires) have the meanings set forth below.

“Acquisition Expenses” means expenses relating to the prospective selection and acquisition of or investment in equipment by the Partnership, whether or not actually acquired, including, but not limited to, legal fees and expenses, travel and communication expenses, costs of appraisal, accounting fees and expenses and other related expenses.

“Acquisition Fees” means the total of all fees and commissions paid by any party in connection with the initial purchase of equipment acquired by the Partnership. Included in the computation of such fees or commissions shall be the equipment acquisition fee and any commission, selection fee, construction supervision fee, financing fee, non-recurring management fee or any fee of a similar nature, however designated.

“Adjusted Capital Contributions” means capital contributions of the Limited Partners reduced by any cash distribution received by the Limited Partners pursuant to Sections 4.1 or 8.1 of the Partnership Agreement, to the extent such distributions exceed any unpaid priority return as of the date such distributions were made.

“Affiliate” means, when used with reference to a specified person, (i) any person, that directly or indirectly through one or more intermediaries controls or is controlled by or is under common control with the specified person, (ii) any person that is a director or an executive officer of, partner in, or serves in a similar capacity to, the specified person, or any person of which the specified person is an executive officer or partner or with respect to which the specified person serves in a similar capacity, (iii) any person owning or controlling 10% or more of the outstanding voting securities of such specified Person, or (iv) if such person is an officer, director or partner, any entity for which such person acts in such capacity.

“Capital Account” means the separate account established for each partner pursuant to Section 4.1.

“Capital Contributions” means in the case of the General Partner, the total amount of money contributed to the Partnership by the General Partner, and in the case of Limited Partners, $20 for each unit, or where the context requires, the total capital contributions of all the partners.

“Cash Available for Distribution” means cash flow plus net disposition proceeds plus cash funds available for distribution from Partnership reserves, less such amounts as the General Partner, in accordance with the Partnership Agreement, causes the Partnership to reinvest in equipment or interests therein, and less such amounts as the General Partner, in its sole discretion, determines should be set aside for the restoration or enhancement of Partnership reserves.

“Cash Flow” for any fiscal period means the sum of (i) cash receipts from operations, including, but not limited to, rents or revenues arising from the leasing or operation of the equipment and interest, if any, earned on funds on deposit for the Partnership, but not including net disposition proceeds, minus (ii) all cash expenses and costs incurred and paid in connection with the ownership, lease, management, use and/or operation of the equipment, including, but not limited to, fees for handling and storage; all interest expenses paid and all repayments of principal regarding borrowed funds; maintenance; repair costs; insurance premiums; accounting and legal fees and expenses; debt collection expenses; charges, assessments or levies imposed upon or against the equipment; ad valorem, gross receipts and other property taxes levied against the equipment; and all costs of repurchasing Units in accordance with the Partnership Agreement; but not including depreciation or amortization of fees or capital expenditures, or provisions for future expenditures, including, without limitation, organizational and offering expenses.

“Code” means the Internal Revenue Code of 1986, as amended, and as may be amended from tine to time by future federal tax statutes.

“Competitive Equipment Sale Commission” means that brokerage fee paid for services rendered in connection with the purchase or sale of equipment, which is reasonable, customary, and competitive in light of the size, type, and location of the equipment.

“Conditional Sales Contract” means an agreement to sell equipment to a buyer in which the seller reserves title to, and retains a security interest in, the equipment until the purchase price of the equipment is paid.

“Equipment” means each item of and all of the computer I.T. and other similar capital equipment purchased, owned, operated, and/or leased by the Partnership or in which the Partnership has acquired a direct or indirect interest, as more fully described in the Partnership Agreement, together with all appliances, parts, instruments, accessories, furnishings, or other equipment included therein and all substitutions, renewals, or replacements of, and all additions, improvements, and accessions to, any and all thereof.

“Full Payout Net Lease” means an initial net lease of the equipment under which the non-cancelable rental payments due (and which can be calculated at the commencement of the net lease) during the initial noncancelable fixed term (not including any renewal or extension period) of the lease or other contract for the use of the equipment are at least sufficient to recover the purchase price of the equipment.

“General Partner” means Commonwealth Income & Growth Fund, Inc. and any additional, substitute or successor general partner of the Partnership.

“Gross Lease Revenues” means Partnership gross receipts from leasing or other operation of the equipment, except that, to the extent the Partnership has leased the equipment from an unaffiliated party, it shall mean such receipts less any lease expense.

 “IRS” means the Internal Revenue Service.

“Limited Partner” means a person who acquires units and who is admitted to the Partnership as a limited partner in accordance with the terms of the Partnership Agreement.

“Net Dispositions Proceeds” means the net proceeds realized by the Partnership from the refinancing, sale or other disposition of equipment, including insurance proceeds or lessee indemnity payments arising from the loss or destruction of equipment, less such amounts as are used to satisfy Partnership liabilities.

“Net Lease” means a lease or other contract under which the owner provides equipment to a lessee or other operator in return for a payment, and the lessee assumes all obligations and pays for the operation, repair, maintenance and insuring of the equipmen

“Net Profits” or “Net Losses” shall be computed in accordance with Section 703(a) of the Code (including all items of income, gain, loss or deduction required to be stated separately pursuant to Section 703(a) (1) of the Code) for each taxable year of the Partnership or shorter period prior to an interim closing of the Partnership’s books with the following adjustments: (I) any income of the Partnership that is exempt from federal income tax and not otherwise taken into account in computing net Profits and net Loss pursuant to this definition shall be added to such taxable income or shall reduce such taxable loss; (ii) any expenditure of the Partnership described in Code Section 705(a) (2) (B) or treated as Code Section 705(a) (2) (B) expenditures pursuant to Treasury Regulations section 1.704-1(b) (2) (iv) (i) and not otherwise taken into account in computing net profits and net losses pursuant to this definition shall be subtracted from such taxable income or loss; (iii) items of income, gain, loss and deduction specially allocated pursuant to Section 7.3 of the Partnership Agreement shall not be included in the computation of net profits or net loss; and if property is reflected on the books of the Partnership at a book value that differs from the adjusted tax basis of the property in accordance with Treasury Regulation Section 1.704-1(b) (2) (iv) (d) or (f), depreciation, amortization, and gain or loss with respect to such property shall be determined by reference to such book value in a manner consistent with Treasury Regulation Section 1.704-1(b) (2) (iv) (g). The terms “net profit” or “net losses” shall include the Partnership’s distributive share of the profit or loss of any partnership or joint venture in which it is a Partner or joint venturer.

“Offering” means the initial public offering of units in the Partnership.

“Operating Distributions” means the quarterly distributions made to the Partners pursuant to Article 8 of the Partnership Agreement.

“Operating Lease” means a lease or other contractual arrangement under which an unaffiliated party agrees to pay the Partnership, directly or indirectly, for the use of the equipment, and which is not a full payout net lease.

“Organizational and Offering Expenses” means the expenses incurred in connection with the organization of the Partnership and in preparation of the offering, including underwriting commissions, listing fees and advertising expenses specifically incurred in connection with the distribution of the units.

“Partner (s)” means any one or more of the General Partner and the Limited Partners.

“Partnership” means Commonwealth Income & Growth Fund VI, a Pennsylvania Limited Partnership.

“Partnership Agreement” means that Limited Partnership Agreement of Commonwealth Income & Growth Fund VI by and among the General Partner and the Limited Partners, pursuant to which the Partnership is governed.

“Person” means an individual, partnership, limited liability company, joint venture, corporation, trust, estate or other entity.

“Proceeds” means proceeds from the sale of the units.

“Program” means a limited or general partnership, joint venture, unincorporated association or similar organization, other than a corporation formed and operated for the primary purpose of investment in and the operation of or gain from an interest in equipment.

“Purchase Price” means, with respect to any equipment, an amount equal to the sum of (i) the invoice cost of such equipment or any other such amount paid to the seller, (ii)  any closing, delivery and installation charges associated therewith not included in such invoice cost and paid by or on behalf of the Partnership, (iii) the cost of any capitalized modifications or upgrades paid by on or behalf of the Partnership in connection with its purchase of the equipment, and (iv) solely for purposes of the definition of full payout net lease, the amount of the equipment acquisition fee and any other acquisition fees.

“Retained Proceeds” means cash available for distribution, which instead of being distributed to the Partners is retained by the Partnership for the purpose of acquiring or investing in equipment.

“Term Debt” means debt of the Partnership with a term in excess of twelve months, incurred with respect to acquiring or investing in equipment, or refinancing non-term debt, but not debt incurred with respect to refinancing existing Partnership term debt.

“Unit” means a Limited Partnership interest in the Partnership.

ITEM 14:                      PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The aggregate fees billed for the fiscal year ended December 31, 2007 for professional services rendered by the Partnership’s independent registered public accounting firm for the audit of our annual financial statements and review of the financial statements included in our Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for that fiscal year, were approximately $12,000.

AUDIT-RELATED FEES

The were no aggregate fees billed in the fiscal year ended December 31, 2007 for assurance and related services by the Partnership’s independent registered public accounting firm that are reasonably related to the performance of the audit or review of the registrant's financial statements and are not reported under the paragraph captioned “Audit Fees.”

TAX FEES

There were no aggregate fees billed in the fiscal year ended December 31, 2007 for professional services rendered by the Partnership’s independent registered public accounting firm for tax compliance; tax advice and tax planning were.

ALL OTHER FEES

The were no aggregate fees billed in the fiscal year ended December 31, 2007 for products and services provided by the Partnership’s independent registered public accounting firm, other than the services reported above under other captions of this Item 14.

PRE-APPROVAL POLICIES AND PROCEDURES

All audit related services, tax planning and other services were pre-approved by the Board of Directors of the General Partner, which concluded that the provision of such services by the Partnership’s independent registered public accounting firm was compatible with the maintenance of that firm's independence in the conduct of its auditing functions. The policy of the General Partner provides for pre-approval of these services and all audit related, tax or other services not prohibited under Section 10A(g) of the Securities Exchange Act of 1934, as amended to be performed for us by our independent auditors, subject to the de minimus exception described in Section 10A(i)(1)(B) of the Exchange Act on an annual basis and on individual engagements if minimum thresholds are exceeded.

The percentage of audit-related, tax and other services that were approved by the board of directors is 100%.

PART IV

ITEM 15:                      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ONFORM 10-K

(a) (1)	Financial Statements
	Report of Independent Registered Public Accounting Firm	F 1
	Balance Sheet as of December 31, 2007	F 2
	Statement of Operations for the period of May 10, 2007 (Commencement of Operations) through December 31, 2007	F 4
	Statement of Partners’ Capital for the period of May 10, 2007 (Commencement of Operations) through December 31, 2007	F 5
	Statement of Cash Flows for the period of May 10, 2007 (Commencement of Operations) through December 31, 2007	F 6
	Notes to Financial Statements	F 8
(a) (2)	Schedules
Schedules are omitted because they are not applicable, not required, or because the required information is included in the financial statements and notes thereto.

(a) (3)	Exhibits
	*3.1	Certificate of Limited Partnership
	*3.2	Agreement of Limited Partnership

	31.1	Rule 13a-14(a)/15d-14(a) Certifications by the Principal Executive Officer

	31.2	Rule 13a-14(a)/15d-14(a) Certifications by the Principal Financial Officer

	32	Section 1350 Certifications by the Principal Executive Officer and Principal Financial Officer

*Incorporated by reference from the Partnership’s Registration Statement on Form S-1 (Registration No. 333-26933)

SIGNATURES

Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf March 18, 2008 by the undersigned thereunto duly authorized.

COMMONWEALTH INCOME & GROWTH FUND VI
By: COMMONWEALTH INCOME & GROWTH FUND,INC., General Partner
By: /s/ Kimberly A. Springsteen
Kimberly A. Springsteen
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 18, 2008:

SIGNATURE	CAPACITY

/s/ Kimberly A. Springsteen	Chairman, Chief Executive Officer,
Kimberly A. Springsteen	Commonwealth Income & Growth Fund, Inc.

/s/ Henry J. Abbott	Director, President,
Henry J. Abbott	Commonwealth Income & Growth Fund, Inc.

Commonwealth Income &
Growth Fund VI

Financial Statements
For the period of May 10, 2007 (Commencement of Operations) through December 31, 2007

Commonwealth Income & Growth Fund VI

Contents

Report of Independed Registered Public Accocunting Firm	F 1

Financial statements
Balance sheet	F 2
Statement of operations	F 4
Statement of partners’ capital	F 5
Statement of cash flows	F 6

Notes to financial statements	F 8

Report of Independent Registered Public Accounting Firm

The Partners
Commonwealth Income & Growth Fund VI
Chadds Ford, Pennsylvania

We have audited the accompanying balance sheet of Commonwealth Income & Growth Fund VI (“Partnership”) as of December 31, 2007, and the related statements of operations and Partners’ capital and cash flows for the period from May 10, 2007 (Commencement of Operations) through December 31, 2007. The Partnership’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Commonwealth Income & Growth Fund VI as of December 31, 2007, and the results of its operations and its cash flows for the period from May 10, 2007 (Commencement of Operations) through December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

/s/ ASHER & COMPANY, Ltd.

Philadelphia, Pennsylvania
March 17, 2008

F 1

Commonwealth Income & Growth Fund VI

Balance Sheets

December 31, 2007

Assets

Cash and cash equivalents	$6,279,821
Lease income receivable, net of reserve of $0 at December 31, 2007	7,733
Accounts receivable, affiliated limited partnerships	2,700
Prepaid Expenses	11,320

6,301,574

Computer equipment, at cost	1,725,993
Accumulated depreciation	(141,133)

1,594,860

Equipment acquisition costs to General Partner, net of accumulated amortization of $7,527 at December 31, 2007	61,513
Prepaid acquisition fees, General Partner	277,371

338,884

Total assets	$8,225,318

F 2

Commonwealth Income & Growth Fund VI

Balance Sheets

December 31, 2007

Liabilities and Partners' Capital

Liabilities
Accounts payable	$11,061
Accounts payable, General Partner	23,786
Accounts payable, Commonwealth Capital Corp.	46,286
Other accrued expenses	2,143
Unearned lease income	82,567

Total liabilities	165,843

Partners' capital
General partner	1,000
Limited partners	8,058,475

Total partners' capital	8,059,475

Total liabilities and partners' capital	$8,225,318

see accompanying notes to financial statements

F 3

Commonwealth Income & Growth Fund VI

Statement of Operations

Period of May 10, 2007 (Commencement of Operations) through December 31, 2007

Revenue
Lease	$175,513
Interest and other	91,014

Total revenue	266,527

Expenses
Operating, excluding depreciation	561,956
Organizational costs	106,980
Equipment management fee, General Partner	8,776
Depreciation	141,133
Amortization of equipment acquisition costs and deferred expenses	7,527

Total expenses	826,372

Net (loss)	$(559,845)

Net (loss) allocated to limited partners	$(563,374)

Net (loss) per equivalent limited partnership unit	$(1.84)

Weighted average number of equivalent limited partnership units outstanding during the year	306,598

see accompanying notes to financial statements

F 4

Commonwealth Income & Growth Fund VI

Statement of Partners’ Capital

	General Partner Units	Limited Partner Units	General Partner	Limited Partners	Total
Balance, May 10, 2007 (1)	50	-	$1,000	$(61)	$939

Contributions (2)	-	510,580	-	10,188,537	10,188,537
Syndication Costs	-	-	-	(1,217,530)	(1,217,530)
Net income (loss) (3)	-	-	3,529	(563,374)	(559,845)
Distributions	-	-	(3,529)	(349,097)	(352,626)

Balance, December 31, 2007	50	510,580	$1,000	$8,058,475	$8,059,475

see accompanying notes to financial statements

(1)	The General Partner contributed $1,000 in exchange for 50 units of the Partnership as of December 31, 2006.
(2)	Limited Partners purchased 510,580 units during 2007.
(3)	Net income (loss) is for the period May 10, 2007 (Commencement of Operations) through December 31, 2007.

F 5

Commonwealth Income & Growth Fund VI

Statement of Cash Flows

Period of May 10, 2007 (Commencement of Operations) through December 31, 2007

Cash flows from operating activities
Net (loss)	$(559,845)
Adjustments to reconcile net (loss) to net cash (used in) operating activities
Depreciation and amortization	148,660
Changes in assets and liabilities
Lease income receivable	(7,733)
Other payable, General Partner	23,786
Accounts receivable, affiliated limited partnerships	(2,700)
Prepaid expenses	(11,320)
Accounts payable	11,061
Accounts payable, Commonwealth Capital Corp.	46,286
Accounts payable, General Partner	2,143
Unearned lease income	82,567

Net cash (used in) operating activities	(267,095)

Cash flows from investing activities
Capital expenditures	(1,725,993)
Prepaid acquisition fees to the General Partner	(277,371)
Equipment acquisition fees to the General Partner	(69,040)

Net cash (used in) investing activities	(2,072,404)

F 6

Commonwealth Income & Growth Fund VI

Statement of Cash Flows

Period of May 10, 2007 (Commencement of Operations) through December 31, 2007

Cash flows from financing activities
Contributions	10,188,537
Syndication costs	(1,217,530)
Distributions to partners	(352,626)

Net cash provided by financing activities	8,618,381

Net increase in cash and cash equivalents	6,278,882

Cash and cash equivalents at beginning of period	939

Cash and cash equivalents at end of period	$6,279,821

see accompanying notes to financial statements

F 7

Commonwealth Income & Growth Fund VI

Notes to Financial Statements

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

The Partnership uses the proceeds of the offering to acquire, own and lease various types of computer peripheral equipment and other similar capital equipment, which will be leased primarily to U.S. corporations and institutions.  Commonwealth Capital Corp (“CCC”), on behalf of the Partnership and other affiliated partnerships, will acquire computer equipment subject to associated debt obligations and lease agreements and allocate a participation in the cost, debt and lease revenue to the various partnerships based on certain risk factors

The Partnership’s General Partner is Commonwealth Income & Growth Fund, Inc. (the “General Partner”), a Pennsylvania corporation which is an indirect wholly owned subsidiary of CCC.  Approximately ten years after the commencement of operations, the Partnership intends to sell or otherwise dispose of all of its computer equipment, make final distributions to partners, and to dissolve.  Unless sooner terminated, the Partnership will continue until December 31, 2015.

Allocations of income and distributions of cash are based on the Partnership’s Limited Partnership Agreement (the “Agreement”).  The various allocations under the Agreement prevent any limited partner’s capital account from being reduced below zero and ensure the capital accounts reflect the anticipated sharing ratios of cash distributions, as defined in the Agreement.  For the period of May 10, 2007 (Commencement of Operations) through December 31, 2007, annual cash distributions to limited partners were made at a rate of approximately 10% of their original contributed capital.  Distributions for the period of May 10, 2007 (Commencement of Operations) through December 31, 2007, reflect an annual return of capital in the amount of approximately $1.14 per weighted average number of limited partnership units outstanding during the year.

2.  Summary of Significant Accounting Policies

Revenue Recognition

For the period of May 10, 2007 (Commencement of Operations) through December 31, 2007, the Partnership has only entered into operating leases.  Lease revenue is recognized on a monthly basis in accordance with the terms of the operating lease agreements.

The Partnership reviews a customer’s credit history before extending credit and may establish a provision for uncollectible accounts receivable based upon the credit risk of specific customers, historical trends and other information.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.
F 8

Fair Value of Financial Instruments

Statement of Financial Accounting Standards (“SFAS”) No. 107, Disclosures about Fair Value of Financial Instruments, requires disclosure of the fair value of certain instruments.  The carrying values of cash, receivables and payables approximate fair value due to the short term maturity of these instruments.

Long-Lived Assets

The Partnership evaluates its long-lived assets when events or circumstances indicate that the value of the asset may not be recoverable.  The Partnership determines whether impairment exists by estimating the undiscounted cash flows to be generated by each asset.  If the estimated undiscounted cash flows are less than the carrying value of the asset, then an impairment exists.  The amount of the impairment is determined based on the difference between the carrying value and the fair value.  The fair value is determined based on estimated discounted cash flows to be generated by the asset.  The Partnership determined that no impairment had occurred during the period of May 10, 2007 (Commencement of Operations) through December 31, 2007.

Depreciation on computer equipment for financial statement purposes is based on the straight-line method over estimated useful lives of four years.

Intangible Assets

Equipment acquisition costs and deferred expenses are amortized on a straight-line basis over two-to-four year lives.  Unamortized acquisition costs and deferred expenses are charged to amortization expense when the associated leased equipment is sold.

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with a maturity of three months or less to be cash equivalents.  Cash equivalents have been invested in a money market account investing directly in Treasury obligations.  Cash at December 31, 2007 was held in the custody of one financial institution.  At times, the balances may exceed federally insured limits.  The Partnership mitigates this risk by depositing funds with a major financial institution. The Partnership has not experienced any losses in such accounts, and believes it is not exposed to any significant credit risk.

Accounts Receivable

Accounts receivable includes current accounts receivable, net of allowances and other accruals.  The Partnership regularly reviews the collectability of its receivables and the credit worthiness of its customers and adjusts its allowance for doubtful accounts accordingly.

Income Taxes

The Partnership is not subject to federal income taxes; instead, any taxable income (loss) is passed through to the partners and included on their respective income tax returns.

Taxable income differs from financial statement net income as a result of reporting certain income and expense items for tax purposes in periods other than those used for financial statement purposes, principally relating to depreciation, amortization, and lease income.

Offering Costs

Offering costs are payments for selling commissions, dealer manager fees, professional fees and other offering expenses relating to the syndication.  Selling commissions are 8% of the partners’ contributed capital and dealer manager fees are 2% of the partners’ contributed capital.  These costs have been deducted from partnership capital in the accompanying financial statements.
F 9

Net Income (Loss) Per Equivalent Limited Partnership Unit

The net income (loss) per equivalent limited partnership unit is computed based upon net income (loss) allocated to the Limited Partners and the weighted average number of equivalent limited partner units outstanding during the year.

Reimbursable Expenses

Reimbursable expenses, which are charged to the Partnership by CCC in connection with the administration and operation of the Partnership, are allocated to the Partnership based upon several factors including, but not limited to, the number of investors, compliance issues, and the number of existing leases.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS 160”).  The objective of SFAS 160 is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  SFAS 160 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and interim periods within those fiscal years.  The Partnership does not expect the implementation of SFAS 160 to have a material impact on its financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities, including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to choose, at specified election dates, to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses will be reported on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157 “Fair Value Measurements” (“SFAS No. 157”). The Partnership is currently determining whether fair value accounting is appropriate for any of its eligible items and cannot currently estimate the impact, if any, which SFAS 159 may have on our results of operation and financial condition.

In September 2006, the FASB issued Statement of Financial Accounting Standards 157, “Fair Value Measurements” (“SFAS 157”), which provides guidance on measuring the fair value of assets and liabilities. SFAS 157 applies to other accounting pronouncements that require or permit assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances. This standard also requires additional disclosures in both annual and quarterly reports. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and will be adopted by the Partnership in the first quarter of its fiscal year 2008.   In February 2008, the FASB issued two Staff Positions on SFAS 157: (1) FASB Staff Position No. FAS 157-1 (FAS 157-1), “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement Under Statement 13,” and (2) FASB Staff Position No. FAS 157-2 (FAS 157-2),“Effective Date of FASB Statement No 157.” FAS 157-1 excludes FASB Statement No. 13, Accounting for Leases, as well as other accounting pronouncements that address fair value measurements on lease classification or measurement under Statement 13, from SFAS 157’s scope. FAS157-2 partially defers Statement 157’s effective date.  The Partnership is currently determining the effect, if any, that the adoption of SFAS 157 and 157-1 will have on its financial statements.

F 10

3.    Computer Equipment

The Partnership is the lessor of equipment under operating leases with periods ranging from 35 to 36 months.  In general, associated costs such as repairs and maintenance, insurance and property taxes are paid by the lessee.

For the period of May 10, 2007 (Commencement of Operations) through December 31, 2007, the Partnership’s leasing operations consisted entirely of operating leases.  Operating lease revenue is recognized on a monthly basis in accordance with the terms of the lease agreement.

Remarketing fees are paid to the leasing companies from which the Partnership purchases leases.  Remarketing fees are earned by the leasing companies when the initial terms of the lease have been met.  The General Partner believes that this strategy adds value since it entices the leasing company to "stay with the lease" for potential extensions, remarketing or sale of equipment.  This strategy potentially minimizes any conflicts the leasing company may have with a potential new lease and will potentially assist in maximizing overall portfolio performance.  The remarketing fee is tied into lease performance thresholds and is factored in the negotiation of the fee.  Remarketing fees incurred in connection with lease extensions are accounted for as operating costs.  Remarketing fees incurred in connection with the sale of computer equipment are included in our gain or loss calculations.  No remarketing fees were paid for the period of May 10, 2007 (Commencement of Operations) through December 31, 2007.

The Partnership’s share of the computer equipment in which it participates with other partnerships at December 31, 2007 was approximately $474,000 and is included in the Partnership’s fixed assets on their balance sheet. The total cost of the equipment shared by the Partnership with other partnerships at December 31, 2007 was approximately $949,000.

The following is a schedule of future minimum rentals on noncancelable operating leases at December 31, 2007:

Year ending December 31,	Amount

2008	$538,143
2009	538,143
2010	361,203
$1,437,489

Significant Customers

Lessees exceeding 10% of lease income for the period ended December 31:

Lessee	2007

Lessee A	61%
Lessee B	23%
Lessee C	12%
Total % of Lease Income	96%

Lessees exceeding 10% of accounts receivable at December 31:

Lessee	2007

Lessee A	74%
Lessee B	26%
Total % of Accounts Receivable	100%

F 11

4.  Related Party Transactions

Organizational Fee

The General Partner is entitled to be paid an organizational fee equal to three percent of the first $25,000,000 of Limited Partners’ capital contributions and two percent of the Limited Partners’ capital contributions in excess of $25,000,000, as compensation for the organization of the Partnership.  During the period of May 10, 2007 (Commencement of Operations) through December 31, 2007, the Partnership accrued and paid approximately $306,000 in organizational fees.

Selling Commission and Dealer Manager Fees

The Partnership will pay to Commonwealth Capital Securities Corp. (CCSC), an affiliate of Commonwealth Capital Corp., an aggregate of up to 10% of the partners’ contributed capital as selling commissions and dealer manager reallowance fees, after the required $1,150,000 minimum subscription amount has been sold.  For the period of May 10, 2007 (Commencement of Operations) through December 31, 2007, selling commissions and dealer manager fees of approximately $1,019,000 were accrued and paid to CCSC.

Reimbursable Expenses

The General Partner and its affiliates are entitled to reimbursement by the Partnership for the cost of supplies or services obtained and used by the General Partner in connection with the administration and operation of the Partnership from third parties unaffiliated with the General Partner.  In addition, the General Partner and its affiliates are entitled to reimbursement for certain expenses incurred by the General Partner and its affiliates in connection with the administration and operation of the Partnership.   For the period of May 10, 2007 (Commencement of Operations) through December 31, 2007, the Partnership recorded $438,000 for reimbursement of expenses to the General Partner.  At December 31, 2007 approximately $50,000 was payable to the General Partner.

Equipment Acquisition Fee

The General Partner is entitled to be paid an equipment acquisition fee of 4% of the purchase price of each item of equipment purchased as compensation for the negotiation of the acquisition of the equipment and lease thereof or sale under a conditional sales contract.  The fee was paid upon each closing of the Offering with respect to the equipment to be purchased by the Partnership with the net proceeds for the offering available for investment in equipment.  If the Partnership acquires equipment in an amount exceeding the net proceeds of the offering available for investment in equipment, the fee will be paid when such equipment is acquired. For the period of May 10, 2007 (Commencement of Operations) through December 31, 2007, equipment acquisition fees of approximately $346,000 were paid to the General Partner. Of this amount approximately $69,000 has been earned by the General Partner relating to equipment acquired in 2007. The remaining balance of approximately $277,000 will be earned in future proceeds.

Debt Placement Fee

As compensation for arranging term debt to finance the acquisition of equipment by the Partnership, the General Partner is paid a fee equal to 1% of such indebtedness; provided, however, that such fee shall be reduced to the extent the Partnership incurs such fees to third parties, unaffiliated with the General Partner or the lender, with respect to such indebtedness and no such fee will be paid with respect to borrowings from the General Partner or its affiliates.  For the period of May 10, 2007 (Commencement of Operations) through December 31, 2007, the Partnership did not pay any debt placement fees to the General Partner.

Equipment Management Fee

The General Partner is entitled to be paid a monthly fee equal to the lesser of (i) the fees which would be charged by an independent third party for similar services for similar equipment or (ii) the sum of (a) two percent of (1) the gross lease revenues attributable to equipment which is subject to full payout net leases which contain net lease provisions plus (2) the purchase price paid on conditional sales contracts as received by the Partnership and (b) 5% of the gross lease revenues attributable to equipment which is subject to operating leases.  For the period of May 10, 2007 (Commencement of Operations) through December 31, 2007, equipment management fees of approximately $9,000 were accrued and paid to the General Partner as determined pursuant to section (ii) above.
F 12

Re-lease Fee

As compensation for providing releasing services for any equipment for which the General Partner has, following the expiration of, or default under, the most recent lease or conditional sales contract, arranged a subsequent lease or conditional sales contract for the use of such equipment to a lessee or other party, other than the current or most recent lessee or other operator of such equipment or its affiliates (“Re-lease”), the General Partner shall receive, on a monthly basis, a Re-lease Fee equal to the lesser of (a) the fees which would be charged by an independent third party for comparable services for comparable equipment or (b) two percent of gross lease revenues derived from such Re-lease.  For the period of May 10, 2007 (Commencement of Operations) through December 31, 2007, there were no such fees accrued and paid to the General Partner.

Equipment Liquidation Fee

With respect to each item of equipment sold by the General Partner (other than in connection with a conditional sales contract), a fee equal to the lesser of (i) 50% of the competitive equipment sales commission or (ii) three percent of the sales price for such equipment is payable to the General Partner.  The payment of such fee is subordinated to the receipt by the limited partners of the net disposition proceeds from such sale in accordance with the Partnership Agreement.  Such fee will be reduced to the extent any liquidation or resale fees are paid to unaffiliated parties.  For the period of May 10, 2007 (Commencement of Operations) through December 31, 2007, there were no such fees earned by the General Partner.

5.  Reconciliation of Net (Loss) Reported for Financial Reporting Purposes to Taxable Income (Loss) on the Federal Partnership Return

Period of May 10, 2007 (Commencement of Operations) through December 31, 2007

Net (loss) for financial reporting purposes	$(559,868)
Adjustments
Depreciation	53,173
Amortization	109,780
Unearned lease income	82,567

Taxable (loss) on the Federal Partnership return	$(314,348)

F 13

6.  Quarterly Results of Operation (Unaudited)

Summarized quarterly financial data for the period of May 10, 2007, (Commencement of Operations) through December 31, 2007 is as follows:

	Quarter ended
	June 30	September 30	December 31

2007

Revenues
Lease and other	$2,654	$89,861	$174,012
Total revenues	2,654	89,861	174,012

Total costs and expenses	82,430	201,994	541,948

Net (loss)	$(79,776)	$(112,133)	$(367,936)
Net (loss) allocated to limited partners	$(79,776)	$(113,569)	$(370,029)
Net (loss) per limited partner unit	$(0.71)	$(0.51)	$(1.21)

F 14