Form 10-Q
period 2008-03-31
Commonwealth Income & Growth Fund VI
filed 2008-05-15
CIK 1351901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

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
(Do not check if a smaller reporting company.)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      YES ☐     NO ☒

FORM 10-Q
MARCH 31, 2008

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

Commonwealth Income & Growth Fund VI
Condensed Balance Sheets

	March, 31 2008	December 31, 2007
	(unaudited)
Assets

Cash and cash equivalents	$6,367,069	$6,279,821
Lease income receivable	20,891	7,733
Other receivables, Commonwealth Capital Corp.	2,225	-
Other receivables, affiliated limited partnerships	2,700	2,700
Prepaid expenses	79,541	11,320
	6,472,426	6,301,574

Computer equipment, at cost	3,608,565	1,725,993
Accumulated depreciation	(351,966)	(141,133)
	3,256,599	1,584,860

Equipment acquisition costs and deferred expenses, net	128,056	61,513
Prepaid acquisition Fees	303,222	277,371
	431,278	338,884

Total Assets	$10,160,303	$8,225,318

Liabilities and Partners' Capital

Liabilities
Accounts payable	$6,450	$11,061
Accounts payable, General Partner	1,264	23,786
Accounts payable, Commonwealth Capital Corp.	-	46,286
Other accrued expenses	-	2,143
Unearned lease income	189,445	82,567
Notes payable	238,493	-
Total Liabilities	435,652	165,843

Partners' Capital
General partner	1,000	1,000
Limited partners	9,723,651	8,058,475
Total Partners' Capital	9,724,651	8,059,475

Total Liabilities and Partners' Capital	$10,160,303	$8,225,318

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund VI
Condensed Statements of Operations

Three Months Ended March 31, 2008
(unaudited)
Revenue
Lease	$265,520
Interest and other	42,228
Total revenue	307,748

Expenses
Operating, excluding depreciation	417,997
Organizational costs	27,538
Equipment management fee - General Partner	13,276
Interest	2,738
Depreciation	211,221
Amortization of equipment acquisition costs and deferred expenses	11,507
Loss on sale of computer equipment	2,480
Total expenses	686,757

Net (loss)	$(379,009)

Net (loss) allocated to limited partners	$(381,660)

Net (loss) per equivalent limited partnership unit	$(0.67)

Weighted average number of equivalent limited partnership units outstanding during the period	573,158

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund VI
Condensed Statements of Partners' Capital
For the period ended March 31, 2008
(unaudited)

	General Partner Units	Limited Partner Units	General Partner	Limited Partners	Total
Balance, January 1, 2008	50	510,583	$1,000	$8,058,475	$8,059,475
Contributions	-	131,377	-	2,622,701	2,622,701
Syndication Costs	-	-	-	(313,413)	(313,413)
Net Income (loss)	-	-	2,651	(381,660)	(379,009)
Distributions	-	-	(2,651)	(262,452)	(265,103)
Balance, March 31, 2008	50	641,960	$1,000	$9,723,651	$9,724,651

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund VI
Condensed Statements of Cash Flow

Three Months ended March 31, 2008
(unaudited)

Net cash (used in) operating activities	$(227,360)

Investing activities:
Capital Expenditures	(1,626,534)
Prepaid acquisition fees	(25,851)
Net proceeds from the sale of computer equipment	858
Equipment acquisition fees paid to General Partner	(75,452)
Net cash (used in) investing activities	(1,726,979)

Financing activities:
Contributions	2,622,701
Offering costs	(313,413)
Distributions to partners	(265,103)
Debt Placement fee paid to the General Partner	(2,598)
Net cash provided by financing activities	2,041,587

Net increase in cash and equivalents	87,248
Cash and cash equivalents, beginning of period	6,279,821

Cash and cash equivalents, end of period	$6,367,069

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

2. Summary of Significant Accounting Policies

Recent Accounting Pronouncements

Management’s assessment of the following accounting pronouncements has changed since disclosed in its Form 10K for December 31, 2007.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities, including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to choose, at specified election dates, to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses will be reported on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157 “Fair Value Measurements”.  As of January 1, 2008 the Partnership adopted SFAS No. 159.  The Partnership has not elected the fair value option for any financial assets or liabilities.

In September 2006, the FASB issued Statement of Financial Accounting Standards 157, “Fair Value Measurements” (“SFAS 157”), which provides guidance on measuring the fair value of assets and liabilities. SFAS 157 applies to other accounting pronouncements that require or permit assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances. This standard also requires additional disclosures in both annual and quarterly reports. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and will be adopted by the Partnership in the first quarter of its fiscal year 2008.   In February 2008, the FASB issued two Staff Positions on SFAS 157: (1) FASB Staff Position No. FAS 157-1" (FAS 157-1), “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement Under Statement 13,” and (2) FASB Staff Position No. FAS 157-2 "(FAS 157-2),“Effective Date of FASB Statement No 157.” FAS 157-1 excludes FASB Statement No. 13, Accounting for Leases, as well as other accounting pronouncements that address fair value measurements on lease classification or measurement under Statement 13, from SFAS 157’s scope. FAS157-2 partially defers Statement 157’s effective date.  As of January 1, 2008 the Partnership partially adopted SFAS No. 157 for all financial assets.  Adoption of this pronouncement did not impact the financial statements of the Partnership at March 31, 2008.

Basis of Presentation

The financial information presented as of any date other than December 31, 2007 has been prepared from the books and records without audit.  Financial information as of December 31, 2007 has been derived from the audited financial statements of the Partnership, but does not include all disclosures required by generally accepted accounting principles to be included in audited financial statements.  In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated, have been included.  For further information regarding the Partnership’s accounting policies, refer to the financial statements and related notes included in the Partnership’s annual report on Form 10-K for the year ended December 31, 2007.  Operating results for the three months ended March 31, 2008 are not necessarily indicative of financial results that may be expected for the full year ended December 31, 2008.

Long-Lived Assets

The Partnership evaluates its long-lived assets when events or circumstances indicate that the value of the asset may not be recoverable.  The Partnership determines whether an impairment exists by estimating the undiscounted cash flows to be generated by each asset.  If the estimated undiscounted cash flows are less than the carrying value of the asset, an impairment exists.  The amount of the impairment is determined based on the difference between the carrying value and the fair value.  Fair value is determined based on estimated discounted cash flows to be generated by the asset.  The Partnership determined that no impairment existed as of March 31, 2008.

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

Through March 31, 2008, the Partnership has only entered into operating leases.  Lease revenue is recognized on the monthly straight-line basis which is generally in accordance with the terms of the operating lease agreements.  The Partnership’s leases do not contain any step-rent provisions or escalation clauses nor are lease revenues adjusted based on any index.

The Partnership’s share of the computer equipment in which it participates with other partnerships at March 31, 2008 and December 31, 2007 was approximately $1,583,000 and $474,000, respectively, which is included in the Partnership’s fixed assets on its balance sheet.  The total cost of the equipment shared by the Partnership with other partnerships at March 31, 2008 and December 31, 2007 was approximately $4,189,000 and $949,000, respectively.  There was no outstanding debt at March 31, 2008 and December 31, 2007, respectively.

The following is a schedule of future minimum rentals on noncancellable operating leases at March 31, 2008:

Amount

Nine Months ended December 31, 2008	$845,451
Year ended December 31, 2009	1,127,269
Year ended December 31, 2010	941,906
Year ended December 31, 2010	17,724
$2,932,350

4. Related Party Transactions

Receivables/Payables

As of March 31, 2008, the Partnership’s related party receivables and payables are short term, unsecured, and non-interest bearing.

Reimbursable Expenses

The General Partner and its affiliates are entitled to reimbursement by the Partnership for the cost of supplies and services obtained and used by the General Partner in connection with the administration and operation of the Partnership from third parties unaffiliated with the General Partner.  In addition, the General Partner and its affiliates are entitled to reimbursement for certain expenses incurred by the General Partner and its affiliates in connection with the administration and operation of the Partnership.  During the period ended March 31, 2008, the Partnership recorded approximately $395,000 for reimbursement of expenses to the General Partner.

Offering Costs

Offering costs are payments for selling commissions, dealer manager fees, professional fees and other offering expenses relating to the syndication of the Partnership’s units.  Selling commissions are 8% of the partners’ contributed capital and dealer manager fees are 2% of the partners’ contributed capital.  These costs were primarily attributable to syndication costs of approximately $313,000 and have been deducted from partnership capital in the accompanying financial statements.

Equipment Acquisition Fee

The General Partner is entitled to be paid an equipment acquisition fee of 4% of the purchase price of each item of equipment purchased as compensation for the negotiation of the acquisition of the equipment and lease thereof or sale under a conditional sales contract.  For the period ended March 31, 2008, equipment acquisition fees of approximately $75,000 were earned by the General Partner.

Debt Placement Fee

As compensation for arranging term debt, to finance the acquisition of equipment by the Partnership, the General Partner is paid a fee equal to 1% of such indebtedness; provided, however, that such fee shall be reduced to the extent the Partnership incurs such fees to third parties, unaffiliated with the General Partner or the lender, with respect to such indebtedness and no such fee will be paid with respect to borrowings from the General Partner or its affiliates.  For the period ended March 31, 2008, debt placement fees of approximately $3,000 were earned by the General Partner.

Equipment Management Fee

The General Partner is entitled to be paid a monthly fee equal to the lesser of (i) the fees which would be charged by an independent third party for similar services for similar equipment or (ii) the sum of (a) two percent of (1) the gross lease revenues attributable to equipment which is subject to full payout net leases which contain net lease provisions plus (2) the purchase price paid on conditional sales contracts as received by the Partnership and (b) 5% of the gross lease revenues attributable to equipment which is subject to operating and capital leases.  For the period ended March 31, 2008, equipment management fees of approximately $13,000 were earned by the General Partner.

Equipment Liquidation Fee

With respect to each item of equipment sold by the General Partner (other than in connection with a conditional sales contract), a fee equal to the lesser of (i) 50% of the competitive equipment sale commission or (ii) three percent of the sales price for such equipment is payable to the General Partner.  The payment of such fee is subordinated to the receipt by the limited partners of the net disposition proceeds from such sale in accordance with the Partnership Agreement.  Such fee will be reduced to the extent any liquidation or resale fees are paid to unaffiliated parties.  For the period ended March 31, 2008, equipment liquidation fees of approximately $30 were earned by the General Partner.

5. Notes Payable

Notes payable consisted of the following:

March 31, 2008
Installment note payable to bank; interest of 5.25%, due in monthly installments of $8,003, including interest, with final payment in November 2010.	$238,493

This note is secured by specific computer equipment and is nonrecourse liabilities of the Partnership.  Aggregate maturities of notes payable for each of the periods subsequent to March 31, 2008 are as follows:

Amount

Nine months ending December 31, 2008	$72,027
Year ended December 31, 2009	85,766
Year ended December 31, 2010	80,700
$238,493

6. Supplemental Cash Flow Information

Other noncash activities included in the determination of net loss are as follows:

Three months ended March 31,	2008

Lease income, net of interest expense on notes payable realized as a result of direct payment of principal by lessee to bank	$21,271

No interest or principal on notes payable was paid by the Partnership because direct payment was made by lessee to the bank in lieu of collection of lease income and payment of interest and principal by the Partnership.

Noncash investing and financing activities include the following:

Three months ended March 31,	2008
Debt assumed in connection with purchase of computer equipment	$259,764
Equipment acquisition fees earned by General Partner upon purchase of equipment from prepaid acquisition fees	$75,452

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

REVENUE RECOGNITION

Through March 31, 2008, the Partnership has only entered into operating leases.  Lease revenue is recognized on a monthly straight-line basis which is generally in accordance with the terms of the operating lease agreement. The Partnership’s leases do not contain any step-rent provisions or escalation clauses nor are lease revenues adjusted based on any index.

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

LIQUIDITY AND CAPITAL RESOURCES

The Partnership’s primary source of capital for the period ended March 31, 2008 was from contributions of approximately $2,623,000.  For the period ended March 31, 2008 the Partnership incurred and paid offering costs of approximately $313,000.  Equipment in the amount of approximately $1,627,000 was purchased and distributions in the amount of $265,000 were paid during the three months ended March 31, 2008.

The Partnership intends to invest approximately $4,000,000 in additional equipment for the remainder of 2008.  The acquisition of this equipment will be funded by limited partner contributions and debt financing. Any debt service will be funded from cash flows from lease rental payments.

For the period ended March 31, 2008, cash was used in operating activities in the amount of approximately $227,000, which includes a net loss of approximately $379,000, and depreciation and amortization expenses of approximately $223,000.  Other noncash activities included in the determination of net income include direct payments by lessees to banks of approximately $21,000.

The Partnership's investment strategy of acquiring computer equipment and generally leasing it under “triple-net leases” to operators who generally meet specified financial standards minimizes the Partnership's operating expenses.  As of March 31, 2008, the Partnership had future minimum rentals on non-cancelable operating leases of approximately $845,000 for the nine month period ending December 31, 2008 and approximately $2,087,000 thereafter.

RESULTS OF OPERATIONS
Three Months Ended March 31, 2008

For the three months ended March 31, 2008, the Partnership recognized revenue of approximately $308,000 and expenses of approximately $687,000, resulting in a net loss of approximately $379,000.

Operating expenses of approximately $418,000, excluding depreciation, primarily consisted of other LP expenses of $190,000, accounting fees of $38,000, office supplies and shipping expenses of $20,000 and blue sky expenses of $17,000.

Organizational costs were approximately $28,000 for the three months ended March 31, 2008. In accordance with the American Institute of Certified Public Accountants, Statement of Position (SOP) 98-05, costs relating to start-up activities and organization costs (accounting, legal, printing, etc.) are expensed as incurred.

The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases. The equipment management fee was approximately $13,000 for the three months ended March 31, 2008.

Depreciation and amortization expenses consist of depreciation on computer equipment and amortization of equipment acquisition fees. Depreciation and amortization expenses for the three months ended March 31, 2008 were approximately $223,000.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

      N/A

Item 4T.  Controls and Procedures

Our management, under the supervision and with the participation of the principal executive officer and principal financial offer, have evaluated the effectiveness of our controls and procedures related to our reporting and disclosure obligations as of March 31, 2008 which is the end of the period covered by this Quarterly Report on Form 10-Q.  Based on that evaluation, the principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to provide that (a) material information relating to us, including our consolidated affiliates is made known to these officers by us and our consolidated affiliates’ other employees, particularly material information related to the period for which this periodic report is being prepared; and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the rules and forms promulgated by the Securities and Exchange Commission.  There have been no significant changes in the General Partner’s internal controls or in other factors that could significantly affect our disclosure controls and procedures in the first quarter of 2008 or subsequent to the date of the evaluation.

Part II:   OTHER INFORMATION

Item 1.                           Legal Proceedings

N/A

Item 1A.                        Risk Factors

N/A.

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

COMMONWEALTH INCOME & GROWTH FUND VI
BY: COMMONWEALTH INCOME & GROWTH FUND, INC., General Partner

May 15, 2008	By: /s/ Kimberly A. Springsteen
Date	Kimberly A. Springsteen
Chief Executive Officer

/s/ Lynn A. Franceschina
Lynn A. Franceschina
Executive Vice President, Chief Operating Officer