Form 10-Q
period 2008-09-30
Commonwealth Income & Growth Fund VI
filed 2008-11-13
CIK 1351901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008            or

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

FORM 10-Q
SEPTEMBER 30, 2008

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

Commonwealth Income & Growth Fund VI
Condensed Balance Sheets

	September 30,	December 31,
	2008	2007
	(unaudited)
Assets
Cash and cash equivalents	$10,112,097	$6,279,821
Lease income receivable	16,209	7,733
Other receivables, Commonwealth Capital Corp.	42,263	-
Other receivables, affiliated limited partnerships	12,134	2,700
Prepaid expenses	12,014	11,320
	10,194,717	6,301,574

Computer equipment, at cost	4,930,760	1,725,993
Accumulated depreciation	(900,902)	(141,133)
	4,029,858	1,584,860

Equipment acquisition costs and deferred expenses, net	153,838	61,513
Prepaid acquisition fees	494,440	277,371
	648,278	338,884
Total Assets	$14,872,853	$8,225,318
	.

Liabilities and Partners' Capital

Liabilities
Accounts payable	$5,368	$11,061
Accounts payable, General Partner	1,152	23,786
Accounts payable, Commonwealth Capital Corp.	-	46,286
Other accrued expenses	14,382	2,143
Unearned lease income	386,520	82,567
Notes payable	553,864	-
Total Liabilities	961,286	165,843

Partners' Capital
General partner	1,000	1,000
Limited partners	13,910,567	8,058,475
Total Partners' Capital	13,911,567	8,059,475

Total Liabilities and Partners' Capital	$14,872,853	$8,225,318

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund VI
Condensed Statements of Operations
(unaudited)

				For the period of
				May 10, 2007
	Three Months Ended	Three Months Ended	Nine Months Ended	(Commencement of Operations) through
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007
Revenue
Lease	$361,794	$53,869	$973,695	$53,869
Interest and other	40,539	35,993	111,441	38,646
Total revenue	402,333	89,862	1,085,136	92,515

Expenses
Operating, excluding depreciation	458,427	108,887	1,409,979	154,151
Organizational costs	26,698	44,568	81,554	81,734
Equipment management fee - General Partner	18,090	2,693	48,685	2,693
Interest	5,070	-	12,871	-
Depreciation	289,234	43,525	762,348	43,525
Amortization of equipment acquisition costs and deferred expenses	16,425	2,321	43,368	2,321
Loss on sale of computer equipment	6,427	-	8,907	-
Total expenses	820,371	201,994	2,367,712	284,424

Net (loss)	$(418,038)	$(112,132)	$(1,282,576)	$(191,909)

Net (loss) allocated to limited partners	$(422,127)	$(113,569)	$(1,292,680)	$(193,345)

Net (loss) per equivalent limited partnership unit	$(0.49)	$(0.51)	$(1.80)	$(0.87)

Weighted average number of equivalent limited partnership units outstanding during the period	865,077	222,256	716,762	222,256

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund VI
Condensed Statements of Partners' Capital
For the nine months ended September 30, 2008
(unaudited)

	General Partner Units	Limited Partner Units	General Partner	Limited Partner	Total
Balance, January 1, 2008	50	510,583	$1,000	$8,058,475	$8,059,475
Contributions	-	462,442	-	9,218,393	9,218,393
Syndication Costs	-	-	-	(1,073,297)	(1,073,297)
Net Income (loss)	-	-	10,104	(1,292,680)	(1,282,576)
Distributions	-	-	(10,104)	(1,000,324)	(1,010,428)
Balance, September 30, 2008	50	973,025	$1,000	$13,910,567	$13,911,567

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund VI
Condensed Statements of Cash Flow

		For the period of
		May 10, 2007
	Nine Months ended	(Commencement of Operations) through
	September 30,	September 30,
	2008	2007
	(unaudited)	(unaudited)

Net cash (used in) operating activities	$(423,636)	$(28,215)

Investing activities:
Capital Expenditures	(2,529,503)	(828,536)
Prepaid acquisition fees	(217,069)	(231,521)
Net proceeds from the sale of computer equipment	3,509	-
Equipment acquisition fees paid to General Partner	(128,790)	(33,141)
Net cash (used in) investing activities	(2,871,853)	(1,093,198)

Financing activities:
Contributions	9,218,393	7,784,200
Syndication costs	(1,073,297)	(930,212)
Distributions to partners	(1,010,428)	(143,611)
Debt Placement fee paid to the General Partner	(6,903)	-
Net cash provided by financing activities	7,127,765	6,710,377

Net increase in cash and equivalents	3,832,276	5,588,964
Cash and cash equivalents, beginning of period	6,279,821	939

Cash and cash equivalents, end of period	$10,112,097	$5,589,903

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

The Partnership uses the proceeds of the Offering to acquire, own and lease various types of computer information technology equipment and other similar capital equipment, which is leased primarily to U.S. corporations and institutions.  Commonwealth Capital Corp. (“CCC”), on behalf of the Partnership and other affiliated partnerships, will acquire computer equipment subject to associated debt obligations and lease agreements and allocate a participation in the cost, debt and lease revenue to the Partnership and other affiliated  partnerships based on certain risk factors.  Approximately ten years after the commencement of operations, the Partnership intends to sell or otherwise dispose of all of its equipment, make final distributions to partners, and to dissolve.  Unless sooner terminated, the Partnership will continue until December 31, 2018.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards 157, “Fair Value Measurements” (“SFAS 157”), which provides guidance on measuring the fair value of assets and liabilities. SFAS 157 applies to other accounting pronouncements that require or permit assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances. This standard also requires additional disclosures in both annual and quarterly reports. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and will be adopted by the Partnership in the first quarter of its fiscal year 2008.   In February 2008, the FASB issued two Staff Positions on SFAS 157: (1) FASB Staff Position No. FAS 157-1 (FAS 157-1), “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement Under Statement 13,” and (2) FASB Staff Position No. FAS 157-2 (FAS 157-2), “Effective Date of FASB Statement No 157.” FAS 157-1 excludes FASB Statement No. 13, Accounting for Leases, as well as other accounting pronouncements that address fair value measurements on lease classification or measurement under Statement 13, from SFAS 157’s scope. FAS157-2 partially defers Statement 157’s effective date.  As of January 1, 2008 the Partnership partially adopted SFAS No. 157 for all financial assets.  Adoption of this pronouncement did not impact the financial statements of the Partnership at September 30, 2008.  In October 2008, the FASB issued FSP SFAS 157-3 "Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active" ("FSP SFAS 157-3"), which is effective upon issuance for all financial statements that have not been issued. FSP SFAS 157-3 clarifies the application of SFAS 157, in a market that is not active. The Partnership is currently evaluating the potential impact, if any, of the adoption of FSP SFAS 157-3 on its financial statements.

Basis of Presentation

The financial information presented as of any date other than December 31, 2007 has been prepared from the books and records without audit.  Financial information as of December 31, 2007 has been derived from the audited financial statements of the Partnership, but does not include all disclosures required by generally accepted accounting principles to be included in audited financial statements.  In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated, have been included.  For further information regarding the Partnership’s accounting policies, refer to the financial statements and related notes included in the Partnership’s annual report on Form 10-K for the year ended December 31, 2007.  Operating results for the nine months ended September 30, 2008 are not necessarily indicative of financial results that may be expected for the full year ended December 31, 2008.

Long-Lived Assets

The Partnership evaluates its long-lived assets when events or circumstances indicate that the value of the asset may not be recoverable.  The Partnership determines whether an impairment exists by estimating the undiscounted cash flows to be generated by each asset.  If the estimated undiscounted cash flows are less than the carrying value of the asset, an impairment exists.  The amount of the impairment is determined based on the difference between the carrying value and the fair value.  Fair value is determined based on estimated discounted cash flows to be generated by the asset.  The Partnership determined that no impairment existed as of September 30, 2008 and 2007.

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

Through September 30, 2008, the Partnership has only entered into operating leases.  Lease revenue is recognized on the monthly straight-line basis which is in accordance with the terms of the operating lease agreements.  The Partnership’s leases do not contain any step-rent provisions or escalation clauses nor are lease revenues adjusted based on any index.

The Partnership participates in leases that are shared with other affiliated partnerships. The Partnership’s share of the computer equipment in which it participates with other partnerships at September 30, 2008 and December 31, 2007 was approximately $2,847,000 and $474,000, respectively, which is included in the Partnership’s fixed assets on its balance sheet.  The total cost of the equipment shared by the Partnership with other partnerships at September 30, 2008 and December 31, 2007 was approximately $7,168,000 and $949,000, respectively.  At September 30, 2008 the outstanding debt associated with the Partnership’s share of this equipment was approximately $351,000. The total outstanding shared debt at September 30, 2008 was approximately $1,170,000. There was no such debt at December 31, 2007.

The following is a schedule of future minimum rentals on noncancellable operating leases at September 30, 2008:

Amount

Three Months ended December 31, 2008	$360,183
Year ended December 31, 2009	1,481,966
Year ended December 31, 2010	1,291,065
Year ended December 31, 2011	159,191
$3,292,405

4. Related Party Transactions

Receivables/Payables

As of September 30, 2008, the Partnership’s related party receivables and payables are short term, unsecured, and non-interest bearing.

Reimbursable Expenses

The General Partner and its affiliates are entitled to reimbursement by the Partnership for the cost of supplies and services obtained and used by the General Partner in connection with the administration and operation of the Partnership from third parties unaffiliated with the General Partner.  In addition, the General Partner and its affiliates are entitled to reimbursement for certain expenses incurred by the General Partner and its affiliates in connection with the administration and operation of the Partnership.  During the nine months ended September 30, 2008, the Partnership recorded approximately $1,122,000 for reimbursement of expenses to the General Partner.  During the period of May 10, 2007 (commencement of operations) through September 30, 2007, the Partnership recorded $112,000 for reimbursement of expenses to the General Partner.

Offering Costs

Offering costs are payments for selling commissions, dealer manager fees, professional fees and other offering expenses relating to the syndication of the Partnership’s units.  Selling commissions are 8% of the partners’ contributed capital and dealer manager fees are 2% of the partners’ contributed capital for the period ended September 30, 2008.  These costs are included in syndication costs of approximately $1,073,000 and have been deducted from partnership capital in the accompanying financial statements for the period ended September 30, 2008.  During the period of May 10, 2007 (commencement of operations) through September 30, 2007 these costs were approximately $930,000.

Equipment Acquisition Fee

The General Partner is entitled to be paid an equipment acquisition fee of 4% of the purchase price of each item of equipment purchased as compensation for the negotiation of the acquisition of the equipment and lease thereof or sale under a conditional sales contract.  For the nine months ended September 30, 2008, equipment acquisition fees of approximately $129,000 were earned by the General Partner.  For the period of May 10, 2007 (commencement of operations) through September 30, 2007, equipment acquisition fees of approximately $33,000 were earned by the General Partner.

Debt Placement Fee

As compensation for arranging term debt to finance the acquisition of equipment by the Partnership, the General Partner is paid a fee equal to 1% of such indebtedness; provided, however, that such fee shall be reduced to the extent the Partnership incurs such fees to third parties, unaffiliated with the General Partner or the lender, with respect to such indebtedness and no such fee will be paid with respect to borrowings from the General Partner or its affiliates.  For the nine months ended September 30, 2008, debt placement fees of approximately $7,000 were earned by the General Partner. For the period of May 10, 2007 (commencement of operations) through September 30, 2007, there were no debt placement fees earned by the General Partner.

Equipment Management Fee

The General Partner is entitled to be paid a monthly fee equal to the lesser of (i) the fees which would be charged by an independent third party for similar services for similar equipment or (ii) the sum of (a) two percent of (1) the gross lease revenues attributable to equipment which is subject to full payout net leases which contain net lease provisions plus (2) the purchase price paid on conditional sales contracts as received by the Partnership and (b) 5% of the gross lease revenues attributable to equipment which is subject to operating and capital leases.  For the nine months ended September 30, 2008, equipment management fees of approximately $49,000 were earned by the General Partner.  For the period of May 10, 2007 (commencement of operations) through September 30, 2007, equipment management fees of approximately $3,000 were earned by the General Partner.

Equipment Liquidation Fee

With respect to each item of equipment sold by the General Partner (other than in connection with a conditional sales contract), a fee equal to the lesser of (i) 50% of the competitive equipment sale commission or (ii) three percent of the sales price for such equipment is payable to the General Partner.  The payment of such fee is subordinated to the receipt by the limited partners of the net disposition proceeds from such sale in accordance with the Partnership Agreement.  Such fee will be reduced to the extent any liquidation or resale fees are paid to unaffiliated parties.  For the nine months ended September 30, 2008, equipment liquidation fees of $100 were earned by the General Partner.   For the period of May 10, 2007 (commencement of operations) through September 30, 2007, there were no equipment liquidation fees earned by the General Partner.

5. Notes Payable

Notes payable consisted of the following:

September 30, 2008
Installment note payable to bank; interest of 5.25%, due in quarterly installments of $1,385, including interest, with final payment in October 2009.	$6,658

Installment note payable to bank; interest of 5.25%; due in monthly installments of $8,003; including interest, with final payment in November 2010.	196,275

Installment note payable to bank; interest of 5.75%, due in quarterly installments of $37,927, including interest, with final payment in January 2011.	350,931
$553,864

The notes are secured by specific computer equipment and are nonrecourse liabilities of the Partnership.  Aggregate maturities of notes payable for each of the periods subsequent to September 30, 2008 are as follows:

Amount
Three months ending December 31, 2008	$55,706
Year ended December 31, 2009	230,668
Year ended December 31, 2010	230,100
Year ended December 31, 2011	37,390
$553,864

6. Supplemental Cash Flow Information

Other noncash activities included in the determination of net loss are as follows:

Nine months ended September 30,	2008	2007

Lease income, net of interest expense on notes payable realized as a result of direct payment of principal by lessee to bank	$136,395	$-

No interest or principal on notes payable was paid by the Partnership because direct payment was made by lessee to the bank in lieu of collection of lease income and payment of interest and principal by the Partnership.

Noncash investing and financing activities include the following:

Nine months ended September 30,	2008	2007
Debt assumed in connection with purchase of computer equipment	$690,258	$-
Equipment acquisition fees earned by General Partner upon purchase of equipment from prepaid acquisition fees	$128,790	$33,141

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

COMPUTER EQUIPMENT

Commonwealth Capital Corp., on behalf of the Partnership and other affiliated partnerships, acquires computer equipment subject to associated debt obligations and lease revenue and allocates a participation in the cost, debt and lease revenue to the various affiliated partnerships based on certain risk factors. Depreciation on computer equipment for financial statement purposes is based on the straight-line method estimated generally over useful lives of three or four years.

REVENUE RECOGNITION

Through September 30, 2008, the Partnership has only entered into operating leases.  Lease revenue is recognized on a monthly straight-line basis which is in accordance with the terms of the operating lease agreement. The Partnership’s leases do not contain any step-rent provisions or escalation clauses nor are lease revenues adjusted based on any index.

The Partnership reviews a customer’s credit history before extending credit and establishes a provision for uncollectible accounts receivable based upon the credit risk of specific customers, historical trends and other information.

LONG-LIVED ASSETS

The Partnership evaluates its long-lived assets when events or circumstances indicate that the value of the asset may not be recoverable.  The Partnership determines whether an impairment exists by estimating the undiscounted cash flows to be generated by each asset.  If the estimated undiscounted cash flows are less than the carrying value of the asset, an impairment exists.  The amount of the impairment is determined based on the difference between the carrying value and the fair value.  Fair value is determined based on estimated discounted cash flows to be generated by the asset.  The Partnership determined that no impairment existed as of September 30, 2008 or 2007.

LIQUIDITY AND CAPITAL RESOURCES

The Partnership’s primary source of capital for the nine months ended September 30, 2008 was from limited partner contributions of approximately $9,218,000. For the nine months ended September 30, 2008 the Partnership incurred and paid offering costs of approximately $1,073,000.  The primary uses of cash for the nine months ended September 30, 2008 were for capital expenditures for new equipment in the amount of approximately $2,530,000 and the payment of distributions to partners of approximately $1,010,000.

The Partnership’s primary source of capital for the period of May 10, 2007 (commencement of operations) through September 30, 2007 was from limited partner contributions of approximately $7,784,000.   For the period of May 10, 2007 (commencement of operations) through September 30, 2007 the Partnership incurred and paid offering costs of approximately $930,000. The primary uses of cash for the period of May 10, 2007 (commencement of operations) through September 30, 2007 were for capital expenditures for new equipment in the amount of approximately $829,000 and the payment of distributions to partners of approximately $144,000.

The Partnership intends to invest approximately $2,500,000 in additional equipment for the remainder of 2008.  The acquisition of this equipment will be funded by limited partner contributions and debt financing. Any debt service will be funded from cash flows from lease rental payments.

For the nine months ended September 30, 2008, cash was used in operating activities of approximately $424,000 and includes a net loss of approximately $1,283,000, and depreciation and amortization expenses of approximately $806,000.  Other noncash activities included in the determination of net income include direct payments by lessees to banks of approximately $136,000.

For the period of May 10, 2007 (commencement of operations) through September 30, 2007, cash was used in operating activities in the amount of approximately $28,000 and includes a net loss of approximately $192,000 and depreciation and amortization expenses of approximately $46,000.

The Partnership's investment strategy of acquiring computer equipment and leasing it under triple-net leases to operators who generally meet specified financial standards minimizes the Partnership's operating expenses.  As of September 30, 2008, the Partnership had future minimum rentals on non-cancelable operating leases of approximately $360,000 for the three month period ending December 31, 2008 and approximately $2,932,000 thereafter.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2008 compared to ThreeMonths Ended September 30, 2007

For the three months ended September 30, 2008, the Partnership recognized revenue of approximately $402,000 and expenses of approximately $820,000, resulting in a net loss of approximately $418,000. For the three months ended September 30, 2007, the Partnership recognized revenue of approximately $90,000 and expenses of approximately $202,000, resulting in a net loss of approximately $112,000.

Lease income increased to approximately $362,000 for the three months ended September 30, 2008, from approximately $54,000 for the three months ended September 30, 2007.  This increase was due to the Partnership acquiring additional lease agreements since September 30, 2007.

Operating expenses, excluding depreciation, primarily consist of accounting, legal, outside service fees and reimbursement of expenses to CCC for administration and operation of the Partnership. These expenses increased to approximately $458,000 for the three months ended September 30, 2008 from $109,000 for the three months ended September 30, 2007.  This increase is primarily attributable to an increase in sales related expenses, higher administrative and LP expenses and increased leasing volume since the fund commenced operations in May, 2007.

The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases. The equipment management fee increased to approximately $18,000 for the three months ended September 30, 2008 from approximately $3,000 for the three months ended September 30, 2007.  This increase is due to more equipment subject to operating leases with the Partnership at September 30, 2008 than at September 30, 2007.

Organizational costs decreased to approximately $27,000 for the three months ended September 30, 2008, from approximately $45,000 for the three months ended September 30, 2007 primarily due to the fact that no additional costs related to our organization in 2006 are being incurred and the offering stage of the Partnership is drawing to a close.  In accordance with the American Institute of Certified Public Accountants, Statement of Position (SOP) 98-05, costs relating to start-up activities and organization costs (accounting, legal, printing, etc.) are expensed as incurred.

Depreciation and amortization expenses consist of depreciation on computer equipment and amortization of equipment acquisition and finance fees. These expenses increased to approximately $305,000 for the three months ended September 30, 2008 from approximately $46,000 for the three months ended September 30, 2007. This increase was due to the acquisition of new equipment attributable to the purchase of new leases.

Nine Months Ended September 30, 2008 compared to Period of May 10, 2007 (commencement of operations) through September 30, 2007

For the nine months ended September 30, 2008, the Partnership recognized revenue of approximately $1,085,000 and expenses of approximately $2,368,000, resulting in a net loss of approximately $1,283,000.  For the period of May 10, 2007 (commencement of operations) through September 30, 2007, the Partnership recognized revenue of approximately $93,000 and expenses of approximately $284,000, resulting in a net loss of approximately $192,000

Operating expenses, excluding depreciation, primarily consist of accounting, legal, outside service fees and reimbursement of expenses to CCC for administration and operation of the Partnership. These expenses increased to approximately $1,410,000 for the nine months ended September 30, 2008 from approximately $154,000 for the period of May 10, 2007 (commencement of operations) through September 30, 2007.  This increase is primarily attributable to nine full months of expenses charged during 2008 versus approximately four and a half months of expenses for the period ended September 30, 2007. Additionally, the General Partner did not charge limited partnership operating expenses to the Partnership during the first three months of operations.

The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases. The equipment management fee increased to approximately $49,000 for the nine months ended September 30, 2008 from approximately $3,000 for the period of May 10, 2007 (commencement of operations) through September 30, 2007.  This increase is due to more equipment subject to operating leases with the Partnership at September 30, 2008 than at September 30, 2007.

Organizational costs remained the same at approximately $82,000 for the nine months ended September 30, 2008 and for the period of May 10, 2007 (commencement of operations) through September 30, 2007 primarily due to the fact that no additional costs related to our organization in 2006 are being incurred and the offering stage of the Partnership is drawing to a close.  In accordance with the American Institute of Certified Public Accountants, Statement of Position (SOP) 98-05, costs relating to start-up activities and organization costs (accounting, legal, printing, etc.) are expensed as incurred.

Depreciation and amortization expenses consist of depreciation on computer equipment and amortization of equipment acquisition fees. These expenses increased to approximately $806,000 for the nine months ended September 30, 2008 from approximately $46,000 for the period of May 10, 2007 (commencement of operations) through September 30, 2007. This increase was due to the acquisition of new equipment attributable to the purchase of new leases.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

N/A

Item 4T.  Controls and Procedures

Our management, under the supervision and with the participation of the principal executive officer and principal financial offer, have evaluated the effectiveness of our controls and procedures related to our reporting and disclosure obligations as of September 30, 2008 which is the end of the period covered by this Quarterly Report on Form 10-Q.  Based on that evaluation, the principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to provide that (a) material information relating to us, including our consolidated affiliates is made known to these officers by us and our consolidated affiliates’ other employees, particularly material information related to the period for which this periodic report is being prepared; and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the rules and forms promulgated by the Securities and Exchange Commission.  There have been no significant changes in the General Partner’s internal controls or third quarter of 2008 or subsequent to the date of the evaluation.

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

COMMONWEALTH INCOME & GROWTH FUND VI
BY: COMMONWEALTH INCOME & GROWTH FUND, INC., General Partner

November 13, 2008	By: /s/ Kimberly A. Springsteen-Abbott
Date	Kimberly A. Springsteen-Abbott
Chief Executive Officer

By: /s/ Lynn A. Franceschina
Lynn A. Franceschina
Executive Vice President, Chief Operating Officer