Form 10-Q
period 2009-03-31
Commonwealth Income & Growth Fund VI
filed 2009-05-13
CIK 1351901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009            or

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

Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (ii) has been subject to such filing requirements for the past 90 days: YES  ☒   NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).YES  ☐      NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "accelerated filer, “large accelerated filer" and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company.)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      YES ☐     NO ☒

FORM 10-Q
MARCH 31, 2009

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
Commonwealth Income & Growth Fund VI
Condensed Balance Sheets

	March, 31	December 31,
	2009	2008
	(unaudited)
Assets

Cash	$17,934,446	$15,729,045
Lease income receivable	101,216	49,162
Accounts receivable, Commonwealth Capital Corp.	98,138	-
Accounts receivable, affiliated limited partnerships	-	1,881
Prepaid expenses	12,538	5,433
	18,146,338	15,785,521

Computer equipment, at cost	10,713,670	6,085,008
Accumulated depreciation	(1,756,031)	(1,232,573)
	8,957,639	4,852,435

Equipment acquisition costs and deferred expenses, net of accumulated amortization of $102,871and $71,046 at March 31, 2009 and December 31, 2008, respectively	343,109	189,521
Prepaid acquisition fees	825,607	721,972
	1,168,716	911,493

Total Assets	$28,272,693	21,549,449

Liabilities and Partners' Capital

Liabilities
Accounts payable	$8,488	$264,477
Accounts payable, General Partner	10,636	21,282
Accounts payable, Commonwealth Capital Corp.	-	35,459
Accounts payable, affiliated limited partnerships	392,991	-
Other accrued expenses	149,709	13,425
Unearned lease income	381,649	249,913
Notes payable	496,257	559,482
Total Liabilities	1,439,730	1,144,038

Partners' Capital
General partner	1,000	1,000
Limited partners	26,831,963	20,404,411
Total Partners' Capital	26,832,963	20,405,411

Total Liabilities and Partners' Capital	$28,272,693	$21,549,449

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund VI
Condensed Statements of Operations

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2009	2008
	(unaudited)	(unaudited)
Revenue
Lease	$686,443	$265,520
Interest and other	80,818	42,228
Total Revenue	767,261	307,748

Expenses
Operating, excluding depreciation	380,953	417,997
Organizational costs	89,265	27,538
Equipment management fee, General Partner	34,322	13,276
Interest	7,357	2,738
Depreciation	525,077	211,221
Amortization of equipment acquisition costs and deferred expenses	31,824	11,507
Loss on sale of computer equipment	3,511	2,480
Total expenses	1,072,309	686,757

Net (loss)	$(305,048)	$(379,009)

Net (loss) allocated to limited partners	$(312,533)	$(381,660)

Net (loss) per equivalent limited partnership unit	$(0.20)	$(0.67)

Weighted average number of equivalent limited partnership units outstanding during the period	1,565,205	573,158

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund VI
Condensed Statements of Partners' Capital
For the three months ended March 31, 2009
(unaudited)

	General Partner Units	Limited Partner Units	General Partner	Limited Partner	Total
Balance, January 1, 2009	50	1,383,870	$1,000	$20,404,412	$20,405,412
Contributions	-	-	-	8,501,400	8,501,400
Redemptions		(400)	-	(4,389)	(4,389)
Syndication costs	-	-	-	(1,015,917)	(1,015,917)
Net Income (loss)	-	-	7,485	(312,533)	(305,048)
Distributions	-	-	(7,485)	(741,010)	(748,495)
Balance, March 31, 2009	50	1,383,470	$1,000	$26,831,963	$26,832,963

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund VI
Condensed Statements of Cash Flow

	Three Months ended	Three Months ended
	March 31,	March 31,
	2009	2008
	(unaudited)	(unaudited)

Net cash provided by (used in) operating activities	$395,641	$(227,360)

Investing activities:
Capital Expenditures	(4,635,309)	(1,626,534)
Prepaid acquisition fees	(103,635)	(25,851)
Net proceeds from the sale of computer equipment	1,517	858
Equipment acquisition fees, General Partner	(185,412)	(75,452)
Net cash (used in) investing activities	(4,922,839)	(1,726,979)

Financing activities:
Contributions	8,501,400	2,622,701
Redemptions	(4,389)	-
Syndication costs	(1,015,917)	(313,413)
Distributions to partners	(748,495)	(265,103)
Debt Placement fee paid to the General Partner	-	(2,598)
Net cash provided by financing activities	6,732,599	2,041,587

Net increase in cash	2,205,401	87,248
Cash beginning of period	15,729,045	6,279,821

Cash end of period	$17,934,446	$6,367,069

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

The Partnership’s General Partner is Commonwealth Income & Growth Fund, Inc. (the “General Partner”), a Pennsylvania corporation which is an indirect wholly owned subsidiary of CCC. CCC is a member of the Investment Program Association (IPA), Financial Planning Association (FPA), and the Equipment Leasing and Finance Association (ELFA).   Approximately ten years after the commencement of operations, the Partnership intends to sell or otherwise dispose of all of its computer equipment, make final distributions to partners, and to dissolve.  Unless sooner terminated, extended or pursuant to the terms of its Limited Partnership Agreement, the Partnership will continue until December 31, 2018.

2. Summary of Significant Accounting Policies

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards 157, “Fair Value Measurements” (“SFAS 157”), which provides guidance on measuring the fair value of assets and liabilities. SFAS 157 applies to other accounting pronouncements that require or permit assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances. This standard also requires additional disclosures in both annual and quarterly reports.  As of January 1, 2008 the Partnership adopted SFAS No. 157 for all financial assets.  Adoption of this pronouncement did not impact the 2008 financial statements of the Partnership.   In February 2008,  FASB issued FSP FAS 157-2 to provide a one-year deferral of the effective date of Statement 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed in financial statements at fair value on a recurring basis (that is, at least annually).   The Partnership is currently evaluating the potential impact, if any, of the adoption of  FAS 157-2 on its financial statements.

In January 2009, FASB issued FSP EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20 (“FSP EITF 99-20-1”). FSP EITF 99-20-1 is effective for interim and annual periods ending after December 15, 2008. Retroactive application is not permitted. The adoption of FSP EITF 99-20-1 did not have a significant impact on the Partnership’s financial position or results of operations.

In April 2009, the FASB issued FASB Staff Position No. 107-1 (“FSP FAS 107-1”) and APB 28-1 (“APB 28-1”), which amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments and APB Opinion NO. 28, Interim Financial Reporting, to require disclosures about the fair value of financial instruments for interim reporting periods. FSP FAS 107-1 and APB 28-1 will be effective for interim reporting periods ending after June 15, 2009. The adoption of this staff position is not expected to have a material impact on the Partnership’s financial position or results of operation

Basis of Presentation

The financial information presented as of any date other than December 31, 2008 has been prepared from the books and records without audit.  Financial information as of December 31, 2008 has been derived from the audited financial statements of the Partnership, but does not include all disclosures required by generally accepted accounting principles to be included in audited financial statements.  In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated, have been included.  For further information regarding the Partnership’s accounting policies, refer to the financial statements and related notes included in the Partnership’s annual report on Form 10-K for the year ended December 31, 2008.  Operating results for the three months ended March 31, 2009 are not necessarily indicative of financial results that may be expected for the full year ended December 31, 2009.

Long-Lived Assets

The Partnership evaluates its long-lived assets when events or circumstances indicate that the value of the asset may not be recoverable.  The Partnership determines whether impairment exists by estimating the undiscounted cash flows to be generated by each asset.  If the estimated undiscounted cash flows are less than the carrying value of the asset, impairment exists.  The amount of the impairment is determined based on the difference between the carrying value and the fair value.  Fair value is determined based on estimated discounted cash flows to be generated by the asset.  The Partnership determined that no impairment existed as of March 31, 2009 and 2008.

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

Cash

At March 31, 2009 cash was held in a total of seven accounts maintained at two separate financial institutions. The accounts were, in the aggregate, federally insured for up to $250,000 per institution.  At March 31, 2009, the total cash balances per institution were as follows:

At March 31, 2009	Bank A	Bank B
Total balance Bank	$12,495,000	$6,068,000
FDIC insurable limit	$250,000	$250,000
Exceeded FDIC limit by	$12,245,000	$5,818,000

The Partnership can mitigate this risk by depositing funds with more than one institution and by only depositing funds with major financial institutions. The Partnership has not experienced any losses in such accounts, and believes it is not exposed to any significant credit risk. The amount in such accounts will fluctuate throughout 2009 due to many factors, including the pace of additional revenues, equipment acquisitions and distributions.

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

Through March 31, 2009, the Partnership has only entered into operating leases.  Lease revenue is recognized on the monthly straight-line basis which is generally in accordance with the terms of the operating lease agreements.  The Partnership’s leases do not contain any step-rent provisions or escalation clauses nor are lease revenues adjusted based on any index.

Remarketing fees are paid to the leasing companies from which the Partnership purchases leases.  These are fees that are earned by the leasing companies when the initial terms of the lease have been met.  The General Partner believes that this strategy adds value since it entices the leasing company to "stay with the lease" for potential extensions, remarketing or sale of equipment.  This strategy potentially minimizes any conflicts the leasing company may have with a potential new lease and will potentially assist in maximizing overall portfolio performance.  The remarketing fee is tied into lease performance thresholds and is factored in the negotiation of the fee.  No such fees were paid for the three months ended March 31, 2009 and 2008.

The Partnership’s share of the computer equipment in which it participates with other partnerships at March 31, 2009 and December 31, 2008 was approximately $5,435,000 and $3,660,000, respectively, and is included in the Partnership’s fixed assets on its balance sheet.  The total cost of the equipment shared by the Partnership with other partnerships at March 31, 2009 and December 31, 2008 was approximately $14,241,000 and $9,957,000, respectively.  The Partnership’s share of the outstanding debt associated with this equipment at March 31, 2009 and December 31, 2008 was approximately $299,000 and $337,000, respectively.  The total outstanding debt related to the equipment shared by the Partnership at March 31, 2009 and December 31, 2008 was approximately $997,000 and $1,124,000, respectively.

The following is a schedule of future minimum rentals on noncancellable operating leases at March 31, 2009:

Amount

Nine Months ended December 31, 2009	$2,875,448
Year ended December 31, 2010	3,275,685
Year ended December 31, 2011	1,721,270
Year ended December 31, 2012	333,392
$8,205,795

4. Related Party Transactions

Receivables/Payables

As of March 31, 2009, the Partnership’s related party receivables and payables are short term, unsecured, and non-interest bearing.

Reimbursable Expenses

See “Summary of Significant Accounting Policies- Reimbursable Expenses" above.  During the three months ended March 31, 2009 and 2008, the Partnership recorded approximately $338,000 and $395,000, respectively for reimbursement of expenses to the General Partner.

Offering Costs

Offering costs are payments for selling commissions, dealer manager fees, professional fees and other offering expenses relating to the syndication of the Partnership’s units.  Selling commissions are 8% of the partners’ contributed capital and dealer manager fees are 2% of the partners’ contributed capital.  During the three months ended March 31, 2009 and 2008 these costs were approximately $1,016,000 and $313,000, respectively, and have been deducted from partnership capital in the accompanying financial statements.

Equipment Acquisition Fee

The General Partner is entitled to be paid an equipment acquisition fee of 4% of the purchase price of each item of equipment purchased as compensation for the negotiation of the acquisition of the equipment and lease thereof or sale under a conditional sales contract.   During the three months ended March 31, 2009 and 2008, equipment acquisition fees of approximately $193,000 and $63,000, respectively, were earned. The remaining balance of approximately $826,000 will be earned in future proceeds.

Debt Placement Fee

As compensation for arranging term debt to finance the acquisition of equipment by the Partnership, the General Partner is paid a fee equal to 1% of such indebtedness; provided, however, that such fee shall be reduced to the extent the Partnership incurs such fees to third parties, unaffiliated with the General Partner or the lender, with respect to such indebtedness and no such fee will be paid with respect to borrowings from the General Partner or its affiliates.  There were no such fees paid to the General Partner during the three months ended March 31, 2009. For the three months ended March 31, 2008 debt placement fees of approximately $3,000 were earned by the General Partner.

Equipment Management Fee

The General Partner is entitled to be paid a monthly fee equal to the lesser of (i) the fees which would be charged by an independent third party for similar services for similar equipment or (ii) the sum of (a) two percent of (1) the gross lease revenues attributable to equipment which is subject to full payout net leases which contain net lease provisions plus (2) the purchase price paid on conditional sales contracts as received by the Partnership and (b) 5% of the gross lease revenues attributable to equipment which is subject to operating and capital leases.  During the three months ended March 31, 2009 and 2008, equipment management fees of approximately $34,000 and $13,000, respectively, were earned by the General Partner.

Equipment Liquidation Fee

With respect to each item of equipment sold by the General Partner (other than in connection with a conditional sales contract), a fee equal to the lesser of (i) 50% of the competitive equipment sale commission or (ii) three percent of the sales price for such equipment is payable to the General Partner.  The payment of such fee is subordinated to the receipt by the limited partners of (i) a return of their net capital contributions and a 10% per annum cumulative return, compounded daily, on adjusted capital contributions and (ii) the net disposition proceeds from such sale in accordance with the Partnership Agreement.  Such fee will be reduced to the extent any liquidation or resale fees are paid to unaffiliated parties.  For the three months ended March 31, 2009 and 2008, no equipment liquidation fees were earned by the General Partner.

5. Notes Payable

Notes payable consisted of the following:

	March 31, 2009	December 31, 2008
Installment notes payable to banks; interest ranging from 5.25% to 6.00%, due in monthly installments ranging from $1,385 to $4,923, including interest, with final payments in October 2009	$18,386	$24,582

Installment note payable to bank; interest at 5.25% due in monthly installments of $8,003 including interest, with final payment in November 2010	152,938	174,749

Installment note payable to bank; interest at 5.75% due in monthly installments of $37,927 including interest, with final payment in January 2011	284,693	318,048

Installment notes payable to bank; interest at 6.21% due in monthly installments of $585 including interest, with final payment in May 2012	40,240	42,103
	$496,257	$559,482

The notes are secured by specific computer equipment and are nonrecourse liabilities of the Partnership.  As such, the notes do not contain any debt covenants with which we must comply on either an annual or quarterly basis.  Aggregate maturities of notes payable for each of the periods subsequent to March 31, 2009 are as follows:

Amount

Nine months ending December 31, 2009	$197,359
Year ended December 31, 2010	242,529
Year ended December 31, 2011	50,613
Year ended December 31, 2012	5,756
$496,257

At March 31, 2009 and December 31 2008, the estimated fair value of our debt approximates the carrying value of such instruments due to the interest rates on such debt approximating current market rates.

6. Supplemental Cash Flow Information

Other noncash activities included in the determination of net loss are as follows:

Three months ended March 31,	2009	2008
Lease income, net of interest expense on notes payable realized as a result of direct payment of principal by lessee to bank	$ 63,224	$ 21,271

No interest or principal on notes payable was paid by the Partnership because direct payment was made by lessee to the bank in lieu of collection of lease income and payment of interest and principal by the Partnership.

Noncash investing and financing activities include the following:

Three months ended March 31,	2009	2008
Debt assumed in connection with purchase of computer equipment	$ -	$ 259,764
Equipment acquisition fees earned by General Partner upon purchase of equipment from prepaid acquisition fees	$ 185,412	$ 75,452

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

REVENUE RECOGNITION

Through March 31, 2009, the Partnership has only entered into operating leases.  Lease revenue is recognized on a monthly straight-line basis which is generally in accordance with the terms of the operating lease agreement. The Partnership’s leases do not contain any step-rent provisions or escalation clauses nor are lease revenues adjusted based on any index.

The Partnership reviews a customer’s credit history before extending credit and establishes a provision for uncollectible accounts receivable based upon the credit risk of specific customers, historical trends and other information.

LONG-LIVED ASSETS

The Partnership evaluates its long-lived assets when events or circumstances indicate that the value of the asset may not be recoverable.  The Partnership determines whether impairment exists by estimating the undiscounted cash flows to be generated by each asset.  If the estimated undiscounted cash flows are less than the carrying value of the asset then impairment exists.  The amount of the impairment is determined based on the difference between the carrying value and the fair value.  The fair value is determined based on estimated discounted cash flows to be generated by the asset.  For the period ended March 31, 2009 and 2008 the Partnership determined that no impairment existed.

LIQUIDITY AND CAPITAL RESOURCES

The Partnership’s primary source of cash for the three months ended March 31, 2009 was from limited partner contributions of approximately $8,500,000.  For the three months ended March 31, 2009 the Partnership incurred and paid syndication costs of approximately $1,016,000.  The Partnership’s primary use of cash for the period ended March 31, 2009 was for capital expenditures of approximately $4,635,000 and for distributions to partners of approximately $748,000.

The Partnership’s primary source of cash for the three months ended March 31, 2008 was from limited partner contributions of approximately $2,623,000.  For the three months ended March 31, 2008 the Partnership incurred and paid syndication costs of approximately $313,000.  Equipment in the amount of approximately $1,627,000 was purchased and distributions in the amount of $265,000 were paid during the three months ended March 31, 2008.

 For the three months ended March 31, 2009, cash was provided by operating activities in the amount of approximately $396,000, which includes a net loss of approximately $305,000, and depreciation and amortization expenses of approximately $557,000.  Other noncash activities included in the determination of net income include direct payments by lessees to banks of approximately $63,000.

For the three months ended March 31, 2008, cash was used in operating activities in the amount of approximately $227,000, which includes a net loss of approximately $379,000, and depreciation and amortization expenses of approximately $223,000.  Other noncash activities included in the determination of net income include direct payments by lessees to banks of approximately $21,000.

The Partnership intends to invest approximately $13,000,000 in additional equipment for the remainder of 2009.  The acquisition of this equipment will be funded by limited partner contributions raised during the offering period and debt financing. Any debt service will be funded from cash flows from lease rental payments.

At March 31, 2009, cash was held in a total of seven accounts maintained at two separate financial institutions. The accounts were, in the aggregate, federally insured for up to $250,000 per institution.  At March 31, 2009, the total cash balances per institution were as follows:

At March 31, 2009	Bank A	Bank B
Total balance Bank	$12,495,000	$6,068,000
FDIC insurable limit	$250,000	$250,000
Exceeded FDIC limit by	$12,245,000	$5,818,000

The Partnership can mitigate this risk by depositing funds with more than one institution and by only depositing funds with major financial institutions. The Partnership has not experienced any losses in such accounts, and believes it is not exposed to any significant credit risk. The amount in such accounts will fluctuate throughout 2009 due to many factors, including the pace of additional revenues, equipment acquisitions and distributions.

The Partnership's investment strategy of acquiring computer equipment and generally leasing it under “triple-net leases” to operators who generally meet specified financial standards minimizes the Partnership's operating expenses.  As of March 31, 2009, the Partnership had future minimum rentals on non-cancelable operating leases of approximately $2,875,000 for the nine month period ending December 31, 2009 and approximately $5,331,000 thereafter. As of March 31, 2009, the Partnership had incurred debt in the amount of approximately $496,000 with interest rates ranging from 5.25% to 6.21% and will be payable through May 2012.

RESULTS OF OPERATIONS

Three months ended March 31, 2009 compared to three months ended March 31, 2008

For the three months ended March 31, 2009, the Partnership recognized revenue of approximately $767,000 and expenses of approximately $1,072,000, resulting in a net loss of approximately $305,000. For the three months ended March 31, 2008, the Partnership recognized revenue of approximately $308,000 and expenses of approximately $687,000, resulting in a net loss of approximately $379,000.

Lease revenue increased to approximately $686,000 for the three months ended March 31, 2009, from approximately $266,000 for the three months ended March 31, 2008.  This increase was primarily due to more new lease agreements being entered into since the three months ended March 31, 2008.

Operating expenses, excluding depreciation, primarily consist of accounting and legal fees, outside service fees and reimbursement of expenses to CCC for administration and operation of the Partnership.  These expenses decreased 9% to approximately $381,000 for the three months ended March 31, 2009, from approximately $418,000 for the three months ended March 31, 2008.  This decrease is primarily attributable to the Partnership’s offering period drawing to a close during March 2009 therefore decreasing blue sky, sales, and other administrative expenses related to the offering of the fund. This decrease was partially offset by increases in due diligence and accounting expenses and office services as operations and further activity within the fund commenced.

Organizational costs increased to approximately $89,000 for the three months ended March 31, 2009 from approximately $28,000 for the three months ended March 31, 2008. In accordance with the American Institute of Certified Public Accountants, Statement of Position (SOP) 98-05, costs relating to start-up activities and organization costs (accounting, legal, printing, etc.) are expensed as incurred.

The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases. The equipment management fee increased to approximately $34,000 for the three months ended March 31, 2009 from approximately $13,000 for the three months ended March 31, 2008, which is consistent with the increase in lease revenue.

Depreciation and amortization expenses consist of depreciation on computer equipment and amortization of equipment acquisition fees. These expenses increased to approximately $557,000 for the three months ended March 31, 2009, from $223,000 for the three months ended March 31, 2008. This increase was due to the acquisition of new equipment associated with the purchase of new leases.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

N/A

Item 4T.  Controls and Procedures

Our management, under the supervision and with the participation of the principal executive officer and principal financial offer, have evaluated the effectiveness of our controls and procedures related to our reporting and disclosure obligations as of March 31, 2009 which is the end of the period covered by this Quarterly Report on Form 10-Q.  Based on that evaluation, the principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are sufficient to provide that (a) material information relating to us, including our consolidated affiliates is made known to these officers by us and our consolidated affiliates’ other employees, particularly material information related to the period for which this periodic report is being prepared; and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the rules and forms promulgated by the Securities and Exchange Commission.  There have been no significant changes in the General Partner’s internal controls or in other factors that could significantly affect our disclosure controls and procedures in the first quarter of 2009 or subsequent to the date of the evaluation.

Part II:   OTHER INFORMATION

Item 1.                                Legal Proceedings

N/A

Item 1A.                             Risk Factors

Changes in economic conditions could materially and negatively affect our business.

Our business is directly impacted by factors such as economic, political, and market conditions, broad trends in industry and finance, legislative and regulatory changes, changes in government monetary and fiscal policies, and inflation, all of which are beyond our control.  Beginning in 2008 and continuing through the first quarter of 2009, general worldwide economic conditions experienced a downturn due to the sequential effects of the subprime lending crisis, general credit market crisis, collateral effects on the finance and banking industries, increased energy costs, concerns about inflation, slower economic activity, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns.  A deterioration in economic conditions, whether caused by national or local concerns, especially within our market area, could result in the following consequences, any of which could hurt business materially: lease delinquencies may increase; problem leases and defaults could increase; and demand for information technology products generally may decrease as businesses attempt to reduce expenses.

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

COMMONWEALTH INCOME & GROWTH FUND VI
BY: COMMONWEALTH INCOME & GROWTH FUND, INC., General Partner

May 13, 2009	By: /s/ Kimberly A. Springsteen-Abbott
Date	Kimberly A. Springsteen-Abbott
Chief Executive Officer

May 13, 2009	/s/ Lynn A. Franceschina
Date	Lynn A. Franceschina
Executive Vice President, Chief Operating Officer