Form 10-Q
period 2009-06-30
Commonwealth Income & Growth Fund VI
filed 2009-08-13
CIK 1351901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009    or

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

FORM 10-Q
JUNE 30, 2009

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

Commonwealth Income & Growth Fund VI
Condensed Balance Sheets

	June 30,	December 31,
	2009	2008
	(unaudited)
Assets

Cash	$11,414,737	$15,729,045
Lease income receivable, net of reserve of $0 at June 30, 2009 and December 31, 2008	183,961	49,162
Accounts receivable, Commonwealth Capital Corp.	191,033	-
Accounts receivable, affiliated limited partnerships	506,542	1,881
Prepaid expenses	7,086	5,433
	12,303,359	15,785,521

Computer equipment, at cost	15,837,496	6,085,008
Accumulated depreciation	(2,575,013)	(1,232,573)
	13,262,483	4,852,435

Equipment acquisition costs and deferred expenses, net of accumulated amortization of $148,799 and $71,046, at June 30, 2009 and December 31, 2008 respectively	502,131	189,521
Prepaid acquisition Fees	620,654	721,972
	1,122,785	911,493

Total Assets	$26,688,627	$21,549,449

Liabilities and Partners' Capital

Liabilities
Accounts payable	$24,389	$264,477
Accounts payable, General Partner	19,344	21,282
Accounts payable, Commonwealth Capital Corp.	-	35,459
Other accrued expenses	41,302	13,425
Unearned lease income	367,561	249,913
Notes payable	431,386	559,482
Total Liabilities	883,982	1,144,038

Partners' Capital
General partner	1,000	1,000
Limited partners	25,803,645	20,404,411
Total Partners' Capital	25,804,645	20,405,411

Total Liabilities and Partners' Capital	$26,688,627	$21,549,449

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund VI
Condensed Statements of Operations
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenue
Lease	$1,091,522	$346,381	$1,777,965	$611,901
Interest and other	67,484	28,674	148,302	70,902
Total Revenue	1,159,006	375,055	1,926,267	682,803

Expenses
Operating, excluding depreciation	378,289	533,555	759,242	951,553
Organizational costs	-	27,317	89,265	54,855
Equipment management fee - General Partner	54,576	17,319	88,898	30,595
Interest	6,882	5,063	14,239	7,801
Depreciation	818,982	261,893	1,344,059	473,114
Amortization of equipment acquisition costs and deferred expenses	45,927	15,437	77,751	26,943
Loss on sale of computer equipment	-	-	3,511	2,480
Total expenses	1,304,656	860,584	2,376,965	1,547,341

Net (loss)	$(145,650)	$(485,529)	$(450,698)	$(864,538)

Net (loss) allocated to limited partners	$(154,476)	$(488,893)	$(467,009)	$(870,553)

Net (loss) per equivalent limited partnership unit	$(0.09)	$(0.69)	$(0.28)	$(1.36)

Weighted average number of equivalent limited partnership units outstanding during the period	1,809,911	711,430	1,687,558	642,228

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund VI
Condensed Statements of Partners' Capital
For the six months ended June 30, 2009
(unaudited)

	General Partner Units	Limited Partner Units	General Partner	Limited Partner	Total
Balance, January 1, 2009	50	1,383,870	$1,000	$20,404,411	$20,405,411
Contributions	-	426,441	-	8,501,400	8,501,400
Redemptions	-	(400)	-	(4,389)	(4,389)
Syndication Costs	-	-	-	(1,015,917)	(1,015,917)
Net Income (loss)	-	-	16,311	(467,009)	(450,698)
Distributions	-	-	(16,311)	(1,614,850)	(1,631,161)
Balance, June 30, 2009	50	1,800,911	$1,000	$25,803,646	$25,804,646

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund VI
Condensed Statements of Cash Flow

	Six Months ended	Six Months ended
	June 30,	June 30,
	2009	2008
	(unaudited)	(unaudited)

Net cash (used in) operating activities	$(117,576)	$(627,845)

Investing activities:
Capital expenditures	(9,759,135)	(2,084,820)
Prepaid acquisition fees	(289,047)	(210,044)
Net proceeds from the sale of computer equipment	1,517	857
Net cash (used in) investing activities	(10,046,665)	(2,294,007)

Financing activities:
Contributions	8,501,400	5,224,330
Redemptions	(4,389)	-
Syndication costs	(1,015,917)	(624,308)
Distributions to partners	(1,631,161)	(601,546)
Debt placement fee paid to the General Partner	-	(6,918)
Net cash provided by financing activities	5,849,933	3,991,558

Net (decrease) increase in cash	(4,314,308)	1,069,706
Cash beginning of period	15,729,045	6,279,821

Cash end of period	$11,414,737	$7,349,527

see accompanying notes to condensed financial statements

NOTES TO CONDENSED FINANCIAL STATEMENTS

1. Business

Commonwealth Income & Growth Fund VI (the “Partnership”) is a limited partnership organized in the Commonwealth of Pennsylvania on January 6, 2006.  The Partnership offered for sale up to 2,500,000 units of the limited partnership at the purchase price of $20 per unit (the “offering”).  The Partnership reached the minimum amount in escrow and commenced operations on May 10, 2007.  The offering terminated on March 5, 2009 with 1,809,911 units sold for a total of approximately $36,000,000 in limited partner contributions.

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

2. Summary of Significant Accounting Policies

Recent Accounting Pronouncements

In  June 2009, the FASB issued Statement No. 168, The FASB Accounting Standards Codification (Codification) and the Hierarchy of GAAP (“SFAS 168”), which replaces SFAS No. 162, The Hierarchy of GAAP and establishes the Codification as the single source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities.  SEC rules and interpretive releases are also sources of authoritative GAAP for SEC registrants.  SFAS 168 modifies the GAAP hierarchy to include only two levels of GAAP: authoritative and nonauthoritative.  SFAS 168 is effective for interim and annual periods ending after September 15, 2009.  As SFAS 168 is not intended to change or alter existing GAAP, it will not impact the Partnership’s condensed financial statements.  The Partnership will adjust historical GAAP references in its third quarter 2009 Form 10-Q to reflect accounting guidance references included in the Codification.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”), which amended certain requirements of FIN 46R to improve financial reporting disclosure by companies involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. SFAS 167 is effective for annual reporting periods beginning after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter, with early adoption prohibited. The Partnership is currently evaluating the potential impact of the adoption of SFAS 167 on its condensed financial statements.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140 (“SFAS 166”), which was issued to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about (1) a transfer of its financial assets, (2) the effects of such a transfer on its financial position, financial performance, and cash flows, and (3) a reporting entity’s continuing involvement, if any, in the transferred financial assets. SFAS 166 is effective for annual reporting periods beginning after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter, with early adoption prohibited. The Partnership is currently evaluating the potential impact of the adoption of SFAS 166, but does not believe that it will have a material impact on its financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”), which sets forth principles and requirements for subsequent events, specifically (1) the period during which management should evaluate events or transactions that may occur for potential recognition and disclosure, (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date, and (3) the disclosures that an entity should make about events and transactions occurring after the balance sheet date. SFAS 165 is effective for interim reporting periods ending after June 15, 2009. The Partnership adopted SFAS 165 during the second quarter of 2009 and it did not have a material impact on the Partnership’s condensed financial statements.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FAS 115-2 and FAS 124-2”).  This FSP provides a framework to perform an other-than-temporary impairment analysis, in compliance with GAAP, which determines whether the holder of an investment in a debt or equity security, for which changes in fair value are not regularly recognized in earnings, should recognize a loss in earnings when the investment is impaired.  Additionally this FSP amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.   FAS 115-2 is effective for interim reporting periods ending after June 15, 2009.  The Partnership adopted FAS 115-2 and FAS 124-2 in the quarter ended June 30, 2009.  The adoption did not have a material impact on the Partnership’s condensed financial statements.

In April 2009, the Financial Accounting Standards Board (FASB) issued Staff Position (FSP) FAS No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP FAS 107-1 and APB 28-1), which amends Statement of Financial Accounting Standards (SFAS) No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about the fair value of financial instruments for interim reporting periods, as well as annual reporting periods. FSP FAS 107-1 and APB 28-1 are effective for all interim and annual reporting periods ending after June 15, 2009 and shall be applied prospectively.  The Partnership adopted FSP 107-1 in the second quarter of 2009. Except for the disclosure requirements, the adoption of FSP 107-1 and APB 28-1 did not have a material impact on the Partnership’s condensed financial statements.

In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FAS 157-4”).  This FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157 when the volume and level of activity for the asset or liability have significantly decreased and provides guidance on identifying circumstances that indicate a transaction is not orderly.  FAS 157-4 is effective for interim reporting periods ending after June 15, 2009.  The Partnership adopted FAS 157-4 in the quarter ended June 30, 2009.  The adoption did not have a material impact on the Partnership’s condensed financial statements.

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

In February 2008,  FASB issued FSP FAS 157-2 to provide a one-year deferral of the effective date of Statement 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed in financial statements at fair value on a recurring basis (that is, at least annually).   The Partnership adopted the provisions of FSP FAS 157-2 in the quarter ended March 31, 2009.  The required provisions did not have a material impact on the Partnership’s condensed financial statements.

Basis of Presentation

The financial information presented as of any date other than December 31, 2008 has been prepared from the books and records without audit.  Financial information as of December 31, 2008 has been derived from the audited financial statements of the Partnership, but does not include all disclosures required by generally accepted accounting principles to be included in audited financial statements.  In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated, have been included.  For further information regarding the Partnership’s accounting policies, refer to the financial statements and related notes included in the Partnership’s annual report on Form 10-K for the year ended December 31, 2008.  Operating results for the six months ended June 30, 2009 are not necessarily indicative of financial results that may be expected for the full year ended December 31, 2009.

Pursuant to Statement of Financial Accounting Standards No. 165 (“FASB No. 165”), subsequent events have been evaluated through August 12, 2009, the date these financial statements were available to be issued, and there were no subsequent events to be reported.

Disclosure of Fair Value of Financial Instruments

Effective April 2009, the Partnership has adopted Financial Accounting Standards Board Staff Position SFAS 107-1 and Accounting Principles Board (APB) Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (FSP SFAS 107-1 and APB 28-1). The FSP amends SFAS 107 to require disclosures about fair value of financial instruments in both interim and annual financial statements. This FSP also amends APB 28 to require those disclosures in summarized financial information at interim reporting periods.

Estimated fair value was determined by management using available market information and appropriate valuation methodologies.  However, judgment was necessary to interpret market data and develop estimated fair value.  The partnership holds no financial instruments, except notes payable. Cash, receivables, accounts payable, and accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values as of June 30, 2009 and December 31, 2008.

The Partnership’s long-term debt consists of notes payable, which are secured by specific computer equipment and are nonrecourse liabilities of the Partnership. The estimated fair value of this debt at June 30, 2009 and December 31, 2008 approximates the carrying value of these instruments, due to the interest rates approximating current market values.

Disclosure about fair value of financial instruments is based on pertinent information available to management as of June 30, 2009 and December 31, 2008.

Long-Lived Assets

The Partnership evaluates its long-lived assets when events or circumstances indicate that the value of the asset may not be recoverable.  The Partnership determines whether impairment exists by estimating the undiscounted cash flows to be generated by each asset.  If the estimated undiscounted cash flows are less than the carrying value of the asset, impairment exists.  The amount of the impairment is determined based on the difference between the carrying value and the fair value.  Fair value is determined based on estimated discounted cash flows to be generated by the asset.  The Partnership determined that no impairment existed as of June 30, 2009 and 2008.

Depreciation on computer equipment for financial statement purposes is based on the straight-line method estimated generally over useful lives of three to four years.

Reimbursable Expenses

Reimbursable expenses, which are charged to the Partnership by CCC in connection with the administration and operation of the Partnership, are allocated to the Partnership based upon several factors including, but not limited to, the number of investors, compliance issues, and the number of existing leases.  For example, if the Partnership has more investors than another program sponsored by CCC, then higher amounts of expenses related to investor services, mailing and printing costs will be allocated to the Partnership.  Also, while a Partnership is in its offering stage, higher compliance costs are allocated to it than to a program not in its offering stage, as compliance resources are utilized to review incoming investor suitability and proper documentation.  Finally, lease related expenses, such as due diligence, correspondence, collection efforts and analysis staff costs, increase as programs purchase more leases, and decrease as leases terminate and equipment is sold. All of these factors contribute to CCC’s determination as to the amount of expenses to allocate to the Partnership or to other sponsored programs.  For the Partnership, all reimbursable expenses are expensed as they are incurred.

Cash

At June 30, 2009, cash was held in a total of seven accounts maintained at two separate financial institutions. The accounts were, in the aggregate, federally insured for up to $250,000 per institution.  At June 30, 2009, the total cash balances per institution were as follows:

At June 30, 2009	Bank A	Bank B
Total bank balance	$6,033,772	$6,098,567
FDIC insurable limit	$250,000	$250,000
Uninsured amount	$5,783,772	$5,848,567

The Partnership mitigates this risk by depositing funds with more than one institution and by only depositing funds with major financial institutions. The Partnership has not experienced any losses in such accounts, and believes it is not exposed to any significant credit risk. The amounts in such accounts will fluctuate throughout 2009 due to many factors, including the pace of additional revenues, equipment acquisitions and distributions.

Net Income (Loss) Per Equivalent Limited Partnership Unit

The net income (loss) per equivalent limited partnership unit is computed based upon net income (loss) allocated to the limited partners and the weighted average number of equivalent units outstanding during the period.

Reclassification

Certain prior amounts have been reclassified to conform to the current presentation. The net results of the reclassifications did not have an impact on the Partnership’s previously reported financial position, cash flows, or results of operations.

3. Computer Equipment

The Partnership is the lessor of equipment under operating leases with periods generally ranging from 12 to 48 months.  In general, associated costs such as repairs and maintenance, insurance and property taxes are paid by the lessee.

Through June 30, 2009, the Partnership has only entered into operating leases.  Lease revenue is recognized on the monthly straight-line basis which is generally in accordance with the terms of the operating lease agreements.  The Partnership’s leases do not contain any step-rent provisions or escalation clauses nor are lease revenues adjusted based on any index.

Remarketing fees are paid to the leasing companies from which the Partnership purchases leases.  These are fees that are earned by the leasing companies when the initial terms of the lease have been met.  The General Partner believes that this strategy adds value since it entices the leasing company to "stay with the lease" for potential extensions, remarketing or sale of equipment.  This strategy potentially minimizes any conflicts the leasing company may have with a potential new lease and will potentially assist in maximizing overall portfolio performance.  The remarketing fee is tied into lease performance thresholds and is factored in the negotiation of the fee.  No such fees were paid for the six months ended June 30, 2009 and 2008.

The Partnership’s share of the computer equipment in which it participates with other partnerships at June 30, 2009 and December 31, 2008 was approximately $6,338,000 and $3,660,000, respectively, and is included in the Partnership’s fixed assets on its balance sheet.  The total cost of the equipment shared by the Partnership with other partnerships at June 30, 2009 and December 31, 2008 was approximately $16,030,000 and $9,957,000, respectively.  The Partnership’s share of the outstanding debt associated with this equipment at June 30, 2009 and December 31, 2008 was approximately $260,000 and $337,000, respectively.  The total outstanding debt related to the equipment shared by the Partnership at June 30, 2009 and December 31, 2008 was approximately $868,000 and $1,124,000, respectively.

The following is a schedule of future minimum rentals on noncancellable operating leases at June 30, 2009:

Amount

Six Months ended December 31, 2009	$2,816,718
Year ended December 31, 2010	5,256,557
Year ended December 31, 2011	3,478,622
Year ended December 31, 2012	985,768
$12,537,665

4. Related Party Transactions

Receivables/Payables

As of June 30, 2009, the Partnership’s related party receivables and payables are short term, unsecured, and non-interest bearing.

Reimbursable Expenses

See “Summary of Significant Accounting Policies- Reimbursable Expenses, “above. During the six months ended June 30, 2009 and 2008, the Partnership recorded approximately $749,000 and $783,000, respectively for reimbursement of expenses to the General Partner.

Syndication Costs

Offering costs are payments for selling commissions, dealer manager fees, professional fees and other offering expenses relating to the syndication of the Partnership’s units.  Selling commissions are 8% of the partners’ contributed capital and dealer manager fees are 2% of the partners’ contributed capital.  During the six months ended June 30, 2009 and 2008 these costs were approximately $1,016,000 and $624,000, respectively, and have been deducted from partnership capital in the accompanying financial statements.

Equipment Acquisition Fee

The General Partner is entitled to be paid an equipment acquisition fee of 4% of the purchase price of each item of equipment purchased as compensation for the negotiation of the acquisition of the equipment and lease thereof or sale under a conditional sales contract.   During the six months ended June 30, 2009 and 2008, equipment acquisition fees of approximately $390,000 and $111,000, respectively, were earned. At June 30, 2009, the remaining balance was approximately $621,000 and will be earned in future periods.

Debt Placement Fee

As compensation for arranging term debt, to finance the acquisition of equipment by the Partnership, the General Partner is paid a fee equal to 1% of such indebtedness; provided, however, that such fee shall be reduced to the extent the Partnership incurs such fees to third parties, unaffiliated with the General Partner or the lender, with respect to such indebtedness and no such fee will be paid with respect to borrowings from the General Partner or its affiliates.  There were no such fees paid to the General Partner during the six months ended June 30, 2009. For the six months ended June 30, 2008 debt placement fees of approximately $7,000 were earned by the General Partner.

Equipment Management Fee

The General Partner is entitled to be paid a monthly fee equal to the lesser of (i) the fees which would be charged by an independent third party for similar services for similar equipment or (ii) the sum of (a) two percent of (1) the gross lease revenues attributable to equipment which is subject to full payout net leases which contain net lease provisions plus (2) the purchase price paid on conditional sales contracts as received by the Partnership and (b) 5% of the gross lease revenues attributable to equipment which is subject to operating and capital leases.  During the six months ended June 30, 2009 and 2008, equipment management fees of approximately $89,000 and $31,000, respectively, were earned by the General Partner.

Equipment Liquidation Fee

With respect to each item of equipment sold by the General Partner (other than in connection with a conditional sales contract), a fee equal to the lesser of (i) 50% of the competitive equipment sale commission or (ii) three percent of the sales price for such equipment is payable to the General Partner.  The payment of such fee is subordinated to the receipt by the limited partners of (i) a return of their net capital contributions and a 10% per annum cumulative return, compounded daily, on adjusted capital contributions and (ii) the net disposition proceeds from such sale in accordance with the Partnership Agreement.  Such fee will be reduced to the extent any liquidation or resale fees are paid to unaffiliated parties.  For the six months ended June 30, 2009 and 2008, no equipment liquidation fees were earned by the General Partner.

5. Notes Payable

Notes payable consisted of the following:

	June 30, 2009	December 31, 2008
Installment notes payable to banks; interest ranging from 5.25% to 6.00%, due in quarterly and monthly installments ranging from $1,385 to $4,923, including interest, with final payments in October 2009	$12,346	$24,582

Installment note payable to bank; interest at 5.25% due in monthly installments of $8,003 including interest, with final payment in November 2010	130,840	174,749

Installment note payable to bank; interest at 5.75% due in quarterly installments of $37,927 including interest, with final payment in January 2011	250,859	318,048

Installment notes payable to bank; interest at 6.21% due in monthly installments of $585 including interest, with final payment in May 2012	37,341	42,103
	$431,386	$559,482

The notes are secured by specific computer equipment and are nonrecourse liabilities of the Partnership.  As such, the notes do not contain any debt covenants with which we must comply on either an annual or quarterly basis.  Aggregate maturities of notes payable for each of the periods subsequent to June 30, 2009 are as follows:

Amount

Six months ending December 31, 2009	$132,489
Year ended December 31, 2010	242,529
Year ended December 31, 2011	50,613
Year ended December 31, 2012	5,755
$431,386

6. Supplemental Cash Flow Information

Other noncash activities included in the determination of net loss are as follows:

Six months ended June 31,	2009	2008

Lease income, net of interest expense on notes payable realized as a result of direct payment of principal by lessee to bank	$128,000	$79,725

No interest or principal on notes payable was paid by the Partnership because direct payment was made by lessee to the bank in lieu of collection of lease income and payment of interest and principal by the Partnership.

Noncash investing and financing activities include the following:

Six months ended June 31,	2009	2008
Debt assumed in connection with purchase of computer equipment	$-	$691,837
Equipment acquisition fees earned by General Partner upon purchase of equipment from prepaid acquisition fees	$390,365	$110,975

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

REVENUE RECOGNITION

Through June 30, 2009, the Partnership has only entered into operating leases.  Lease revenue is recognized on a monthly straight-line basis which is generally in accordance with the terms of the operating lease agreement. The Partnership’s leases do not contain any step-rent provisions or escalation clauses nor are lease revenues adjusted based on any index.

The Partnership reviews a customer’s credit history before extending credit and establishes a provision for uncollectible accounts receivable based upon the credit risk of specific customers, historical trends and other information.

LONG-LIVED ASSETS

The Partnership evaluates its long-lived assets when events or circumstances indicate that the value of the asset may not be recoverable.  The Partnership determines whether impairment exists by estimating the undiscounted cash flows to be generated by each asset.  If the estimated undiscounted cash flows are less than the carrying value of the asset then impairment exists.  The amount of the impairment is determined based on the difference between the carrying value and the fair value.  The fair value is determined based on estimated discounted cash flows to be generated by the asset. The Partnership determined that no impairment existed as of June 30, 2009 and 2008.

LIQUIDITY AND CAPITAL RESOURCES

The Partnership’s primary source of cash for the six months ended June 30, 2009 was from limited partner contributions of approximately $8,501,000.  For the six months ended June 30, 2009 the Partnership incurred and paid syndication costs of approximately $1,016,000.  The Partnership’s primary use of cash for the period ended June 30, 2009 was for capital expenditures of approximately $9,759,000 and for distributions to partners of approximately $1,631,000.

The Partnership’s primary source of cash for the six months ended June 30, 2008 was from limited partner contributions of approximately $5,224,000.  For the six months ended June 30, 2008 the Partnership incurred and paid syndication costs of approximately $624,000.  Equipment in the amount of approximately $2,085,000 was purchased and distributions in the amount of $602,000 were paid during the six months ended June 30, 2008.

For the six months ended June 30, 2009, cash was used in operating activities in the amount of approximately $118,000, which includes a net loss of approximately $451,000, and depreciation and amortization expenses of approximately $1,422,000.  Other noncash activities included in the determination of net income include direct payments by lessees to banks of approximately $128,000.

For the six months ended June 30, 2008, cash was used in operating activities in the amount of approximately $628,000, which includes a net loss of approximately $865,000, and depreciation and amortization expenses of approximately $500,000.  Other noncash activities included in the determination of net income include direct payments by lessees to banks of approximately $80,000.

The Partnership intends to invest approximately $8,000,000 in additional equipment for the remainder of 2009.  The acquisition of this equipment will be funded by limited partner contributions raised during the offering period and debt financing. Any debt service will be funded from cash flows from lease rental payments.

At June 30, 2009 cash was held in a total of seven accounts maintained at two separate financial institutions. The accounts were, in the aggregate, federally insured for up to $250,000 per institution.  At June 30, 2009, the total cash balances per institution were as follows:

At June 30, 2009	Bank A	Bank B
Total bank balance	$6,033,772	$6,098,567
FDIC insurable limit	$250,000	$250,000
Uninsured amount	$5,783,772	$5,848,567

The Partnership mitigates this risk by depositing funds with more than one institution and by only depositing funds with major financial institutions. The Partnership has not experienced any losses in such accounts, and believes it is not exposed to any significant credit risk. The amounts in such accounts will fluctuate throughout 2009 due to many factors, including but not limited to, the pace of additional revenues, equipment acquisitions and distributions.

The Partnership's investment strategy of acquiring computer equipment and generally leasing it under “triple-net leases” to operators who generally meet specified financial standards minimizes the Partnership's operating expenses.  As of June 30, 2009, the Partnership had future minimum rentals on non-cancelable operating leases of approximately $2,817,000 for the six month period ending December 31, 2009 and approximately $9,721,000 thereafter. As of June 30, 2009, the Partnership had incurred debt in the amount of approximately $431,000 with interest rates ranging from 5.25% to 6.21% and will be payable through May 2012.

RESULTS OF OPERATIONS

Three months ended June 30, 2009 compared to three months ended June 30, 2008

For the three months ended June 30, 2009, the Partnership recognized revenue of approximately $1,159,000 and expenses of approximately $1,305,000, resulting in a net loss of approximately $146,000. For the three months ended June 30, 2008, the Partnership recognized revenue of approximately $375,000 and expenses of approximately $861,000, resulting in a net loss of approximately $486,000.

Lease revenue increased to approximately $1,092,000 for the three months ended June 30, 2009, from approximately $346,000 for the three months ended June 30, 2008.  This increase was primarily due to the fact that the fund has invested additional capital contributions in leases throughout the past twelve months.

Operating expenses, excluding depreciation, primarily consist of accounting and legal fees, outside service fees and reimbursement of expenses to CCC for administration and operation of the Partnership.  These expenses decreased 29% to approximately $378,000 for the three months ended June 30, 2009, from approximately $534,000 for the three months ended June 30, 2008.  This decrease is primarily attributable to the Partnership’s offering period drawing to a close during March 2009 therefore decreasing sales, printing, conferences and advertising expenses.  This decrease was partially offset by increases in reimbursable expenses, accounting and administrative expenses as operations and further activity within the fund commenced. “Summary of Significant Accounting Policies  Reimbursable Expenses," in note 2.

The Partnership did not pay any organizational costs for the three months ended June 30, 2009. Such costs were approximately $27,000 for the three months ended June 30, 2008.  This decrease is primarily attributable to the Partnership’s offering period drawing to a close during March 2009. In accordance with the American Institute of Certified Public Accountants, Statement of Position (SOP) 98-05, costs relating to start-up activities and organization costs (accounting, legal, printing, etc.) are expensed as incurred.

The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases. The equipment management fee increased to approximately $55,000 for the three months ended June 30, 2009 from approximately $17,000 for the three months ended June 30, 2008, which is consistent with the increase in lease revenue.

Depreciation and amortization expenses consist of depreciation on computer equipment and amortization of equipment acquisition fees. These expenses increased to approximately $865,000 for the three months ended June 30, 2009, from $277,000 for the three months ended June 30, 2008. This increase was due to the acquisition of new equipment associated with the purchase of new leases.

Six Months Ended June 30, 2009 compared to Six Months Ended June 30, 2008

For the six months ended June 30, 2009, the Partnership recognized revenue of approximately $1,926,000 and expenses of approximately $2,377,000 resulting in a net loss of approximately $451,000. For the six months ended June 30, 2008, the Partnership recognized revenue of approximately $683,000 and expenses of approximately $1,547,000, resulting in a net loss of approximately $864,000.

Lease revenue increased to approximately $1,778,000 for the six months ended June 30, 2009, from approximately $612,000 for the six months ended June 30, 2008. This increase was primarily due to the fact that the fund has invested additional capital contributions in leases throughout the past twelve months.

Operating expenses, excluding depreciation, primarily consist of accounting, legal, outside service fees and reimbursement of expenses to CCC for administration and operation of the Partnership. These expenses decreased 20% to approximately $759,000 for the six months ended June 30, 2009 from approximately $952,000 for the six months ended June 30, 2008.  This decrease is primarily attributable to the Partnership’s offering period drawing to a close during March 2009 therefore decreasing sales, printing, conferences and advertising expenses.  This decrease was partially offset by increases in reimbursable expenses, accounting and administrative expenses as operations and further activity within the fund commenced.See “Summary of Significant Accounting Policies Reimbursable Expenses," in note 2.

The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases. The equipment management fee increased to approximately $89,000 for the six months ended June 30, 2009 from approximately $31,000 for the six months ended June 30, 2008, which is consistent with the increase in lease revenue.

Organizational costs increased to approximately $89,000 for the six months ended June 30, 2009, from approximately $55,000 for the six months ended June 30, 2008.  No such fees were charged to the Partnership during the second quarter of 2009 as the Partnership’s offering period drew to a close in March 2009.   In accordance with the American Institute of Certified Public Accountants, Statement of Position (SOP) 98-05, costs relating to start-up activities and organization costs (accounting, legal, printing, etc.) are expensed as incurred.

Depreciation and amortization expenses consist of depreciation on computer equipment and amortization of equipment acquisition fees. These expenses increased to approximately $1,422,000 for the six months ended June 30, 2009, from $500,000 for the six months ended June 30, 2008. This increase was due to the acquisition of new equipment associated with the purchase of new leases.

The Partnership sold computer equipment with a net book value of approximately $5,000 for the six months ended June 30, 2009, for a loss of approximately $4,000.  The Partnership sold computer equipment with a net book value of approximately $3,000 for the six months ended June 30, 2008, for loss of approximately $2,000.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

N/A

Item 4T.  Controls and Procedures

Our management, under the supervision and with the participation of the principal executive officer and principal financial offer, have evaluated the effectiveness of our controls and procedures related to our reporting and disclosure obligations as of June 30, 2009 which is the end of the period covered by this Quarterly Report on Form 10-Q.  Based on that evaluation, the principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are sufficient to provide that (a) material information relating to us, including our consolidated affiliates is made known to these officers by us and our consolidated affiliates’ other employees, particularly material information related to the period for which this periodic report is being prepared; and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the rules and forms promulgated by the Securities and Exchange Commission.  There have been no significant changes in the General Partner’s internal controls or in other factors that could significantly affect our disclosure controls and procedures in the second quarter of 2009 or subsequent to the date of the evaluation.

Part II:   OTHER INFORMATION

Item 1.        Legal Proceedings

           N/A

Item 1A.        Risk Factors

Changes in economic conditions could materially and negatively affect our business.

Our business is directly impacted by factors such as economic, political, and market conditions, broad trends in industry and finance, legislative and regulatory changes, changes in government monetary and fiscal policies, and inflation, all of which are beyond our control.  Beginning in 2008 and continuing through the second quarter of 2009, general worldwide economic conditions experienced a downturn due to the sequential effects of the subprime lending crisis, general credit market crisis, collateral effects on the finance and banking industries, increased energy costs, concerns about inflation, slower economic activity, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns.  A deterioration in economic conditions, whether caused by national or local concerns, especially within our market area, could result in the following consequences, any of which could hurt business materially: lease delinquencies may increase; problem leases and defaults could increase; and demand for information technology products generally may decrease as businesses attempt to reduce expenses.

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
32.2 SECTION 1350 CERTIFICATION OF PRINCIPAL FINANCIAL OFFICE

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMONWEALTH INCOME & GROWTH FUND VI
BY: COMMONWEALTH INCOME & GROWTH FUND, INC., General Partner

August 13, 2009	By: /s/ Kimberly A. Springsteen-Abbott
Date	Kimberly A. Springsteen-Abbott
Chief Executive Officer

August 13, 2009	By: /s/ Lynn A. Franceschina
Date	Lynn A. Franceschina
Executive Vice President, Chief Operating Officer