Form 10-Q
period 2009-09-30
Commonwealth Income & Growth Fund VI
filed 2009-11-16
CIK 1351901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009    or

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

FORM 10-Q
SEPTEMBER 30, 2009

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

Commonwealth Income & Growth Fund VI
Condensed Balance Sheets

	September 30,	December 31,
	2009	2008
	(unaudited)
Assets

Cash	$10,078,812	$15,729,045
Lease income receivable, net of reserve of $0 at September 30, 2009 and December 31, 2008	204,994	49,162
Accounts receivable, Commonwealth Capital Corp.	78,927	-
Accounts receivable, affiliated limited partnerships	3,349	1,881
Prepaid expenses	4,149	5,433
	10,370,231	15,785,521

Computer equipment, at cost	18,032,593	6,085,008
Accumulated depreciation	(3,636,300)	(1,232,573)
	14,396,293	4,852,435

Equipment acquisition costs and deferred expenses, net of accumulated amortization of $207,004 and $71,046, at September 30, 2009 and December 31, 2008 respectively	541,226	189,521
Prepaid acquisition Fees	523,356	721,972
	1,064,582	911,493

Total Assets	$25,831,106	$21,549,449

Liabilities and Partners' Capital

Liabilities
Accounts payable	$62,808	$264,477
Accounts payable, General Partner	15,167	21,282
Accounts payable, Commonwealth Capital Corp.	-	35,459
Other accrued expenses	42,458	13,425
Unearned lease income	458,951	249,913
Notes payable	365,605	559,482
Total Liabilities	944,989	1,144,038

Partners' Capital
General partner	1,000	1,000
Limited partners	24,885,117	20,404,411
Total Partners' Capital	24,886,117	20,405,411

Total Liabilities and Partners' Capital	$25,831,106	$21,549,449

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund VI
Condensed Statements of Operations
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenue
Lease	$1,478,658	$361,794	$3,256,623	$973,695
Interest and other	28,675	40,539	176,977	111,441
Gain on sale of computer equipment	18,942	-	15,431	-
Total revenue	1,526,275	402,333	3,449,031	1,085,136

Expenses
Operating, excluding depreciation	288,527	458,427	1,047,769	1,409,979
Organizational costs	-	26,698	89,265	81,554
Equipment management fee - General Partner	73,933	18,090	162,831	48,685
Interest	5,971	5,070	20,210	12,871
Depreciation	1,113,208	289,234	2,457,267	762,348
Amortization of equipment acquisition costs and deferred expenses	58,208	16,425	135,959	43,368
Loss on sale of computer equipment	-	6,427	-	8,907
Total expenses	1,539,847	820,371	3,913,301	2,367,712

Net (loss)	$(13,572)	$(418,038)	$(464,270)	$(1,282,576)

Net (loss) allocated to limited partners	$(22,622)	$(422,127)	$(489,631)	$(1,292,680)

Net (loss) per equivalent limited partnership unit	$(0.01)	$(0.49)	$(0.28)	$(1.80)

Weighted average number of equivalent limited partnership units outstanding during the period	1,809,911	865,077	1,729,903	716,762

 see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund VI
Condensed Statements of Partners' Capital
For the nine months ended September 30, 2009
(unaudited)

	General Partner Units	Limited Partner Units	General Partner	Limited Partner	Total
Balance, January 1, 2009	50	1,383,870	$ 1,000	$ 20,404,411	$ 20,405,411
Contributions	-	426,441	-	8,501,400	8,501,400
Redemptions	-	(400)	-	(4,389)	(4,389)
Syndication Costs	-	-	-	(1,015,917)	(1,015,917)
Net Income (loss)	-	-	25,361	(489,631)	(464,270)
Distributions	-	-	(25,361)	(2,510,757)	(2,536,118)
Balance, September 30, 2009	50	1,809,911	$ 1,000	$ 24,885,117	$ 24,886,117

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund VI
Condensed Statements of Cash Flow (unaudited)

	Nine Months ended	Nine Months ended
	September 30,	September 30,
	2009	2008

Net cash provided by (used in) operating activities	$1,679,533	$(423,636)

Investing activities:
Capital Expenditures	(12,191,585)	(2,529,503)
Acquisition fees paid to General Partner	(289,047)	(345,859)
Net proceeds from the sale of computer equipment	205,890	3,509
Net cash (used in) investing activities	(12,274,742)	(2,871,853)

Financing activities:
Contributions	8,501,400	9,218,393
Redemptions	(4,389)	-
Syndication costs	(1,015,917)	(1,073,297)
Distributions to partners	(2,536,118)	(1,010,428)
Debt Placement fee paid to the General Partner	-	(6,903)
Net cash provided by financing activities	4,944,976	7,127,765

Net (decrease) increase in cash	(5,650,233)	3,832,276
Cash beginning of period	15,729,045	6,279,821

Cash end of period	$10,078,812	$10,112,097

 see accompanying notes to condensed financial statements

NOTES TO CONDENSED FINANCIAL STATEMENTS

1. Business

Commonwealth Income & Growth Fund VI (the “Partnership”) is a limited partnership organized in the Commonwealth of Pennsylvania on January 6, 2006.  The Partnership offered for sale up to 2,500,000 units of the limited partnership at the purchase price of $20 per unit (the “offering”).  The Partnership reached the minimum amount in escrow and commenced operations on May 10, 2007.  The offering terminated on March 13, 2009 with 1,810,311 units sold for a total of approximately $36,000,000 in limited partner contributions.

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

2. Summary of Significant Accounting Policies

Recent Accounting Pronouncements

In June 2009, the FASB issued an accounting standard codified within Accounting Standards Codification (“ASC”) ASC 105, Generally Accepted Accounting Principles, (“ASC 105” and formerly referred to as SFAS No. 168), which establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP.  ASC 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. As ASC 105 is not intended to change or alter existing GAAP, it will not impact the Partnership’s condensed financial statements.  The Partnership has adjusted historical GAAP references in its third quarter 2009 Form 10-Q to reflect accounting guidance references included in the Codification.

In September 2009, the FASB issued Accounting Standards Update No. 2009-07 (“ASC Update 2009-07”) Accounting for Various Topics - Technical Corrections to SEC Paragraphs.  This ASU represents technical corrections to various ASC Topics containing SEC guidance.  The technical corrections resulted from external comments received, and consisted principally of paragraph referencing and minor wording changes.   In the third quarter of 2009, the Partnership adopted this FASB ASU.  The adoption of this ASU did not have any impact on the condensed financial statements included herein.

In August 2009, the FASB issued Accounting Standards Update No 2009-05 (“ASC Update 2009-05”), an update to FASB ASC 820, Fair Value Measurements and Disclosures.  This update provides amendments to reduce potential ambiguity in financial reporting when measuring the fair value of liabilities.  Among other provisions, this update provides clarification that in circumstances, in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the valuation techniques described in ASC Update 2009-05.  ASC Update 2009-05 will become effective for the Partnership’s annual financial statements for the year ended December 31, 2009.  The Partnership has not determined the impact that this update may have on its financial statements.

In June 2009, the FASB issued FAS 167 “Amendments to FASB Interpretation No.46(R),” which has yet to be codified with the ASC. Once codified, the standard would amend ASC 810, “Consolidation” to address the elimination of the concept of a qualifying special purpose entity.  This guidance is effective for the Partnership beginning in the first quarter of fiscal year 2010.  The Partnership is currently evaluating the impact that the adoption of ASC 810 will have on its condensed financial statements.

In June 2009, the FASB issued FAS No. 166, “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140.”   This pronouncement has not yet been incorporated into the FASB’s codification. This standard will require more information about transferred financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. This standard is effective at the start of a Partnership’s first fiscal year beginning after November 15, 2009, or January 1, 2010, for companies reporting earnings on a calendar-year basis. The Partnership is currently analyzing the impact of this statement, if any, to its condensed financial statements.

In May 2009, the FASB issued an accounting standard codified within ASC 855,” Subsequent Events”, (“ASC 855” and formerly referred to as SFAS No. 165), which modified the subsequent event guidance.  The three modifications to the subsequent events guidance are: 1) To name the two types of subsequent events either as recognized or non-recognized subsequent events, 2) To modify the definition of subsequent events to refer to events or transactions that occur after the balance sheet date, but before the financial statement are issued or available to be issued and 3) To require entities to disclose the date through which an entity has evaluated subsequent events and the basis for that date, i.e. whether that date represents the date the financial statements were issued or were available to be issued.  This guidance is effective for interim or annual financial periods ending after June 15, 2009, and should be applied prospectively.  The Partnership adopted ASC 855 during the quarter ended June 30, 2009 and it did not have a material impact on the Partnership’s condensed financial statements.

In April 2009, the FASB issued an accounting standard codified within ASC 320 (formerly referred to as FSP FAS 115-2, FAS124-2 and EITF 99-20-2), “Recognition and Presentation of Other-Than-Temporary-Impairment.”  ASC 320 (i) changes existing guidance for determining whether an impairment is other than temporary to debt securities and (ii) replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis.  Under ASC 320, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses.  The amount of impairment related to other factors is recognized in other comprehensive income.  ASC 320 is effective for interim and annual periods ending after June 15, 2009.  The Partnership adopted ASC 320 in the quarter ended June 30, 2009.  The adoption did not have a material impact on the Partnership’s condensed financial statements.

In April 2009, the FASB issued an accounting standard codified within ASC 825, “Financial Instruments,” (“ASC 825”), ASC 825-10-65, Transition and Open Effective Date Information, (“ASC 825-10-65” and formerly referred to as FSP FAS No. 107-1 and APB Opinion No. 28-1), which requires disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements.  This guidance also requires those disclosures in summarized financial information at interim reporting periods.  ASC 825-10-65 is effective prospectively for interim reporting periods ending after June 15, 2009.  The Partnership adopted ASC 825 in the quarter ended June 30, 2009. Except for the disclosure requirements, the adoption of ASC 825 did not have a material impact on the Partnership’s condensed financial statements.

In April 2009, the FASB issued an accounting standard codified within ASC 820, “Fair Value Measurements and Disclosures,” (“ASC 820” and formerly referred to as FSP FAS 157-4), ASC 820 affirms the objective of fair value when a market is not active, clarifies and includes additional factors for determining whether there has been a significant decrease in market activity, eliminates the presumption that all transactions are distressed unless proven otherwise, and requires an entity to disclose a change in valuation technique.  ASC 820 is effective for interim and annual periods ending after June 15, 2009.  The Partnership adopted ASC 820 in the quarter ended June 30, 2009.  The adoption did not have a material impact on the Partnership’s condensed financial statements

Basis of Presentation

The financial information presented as of any date other than December 31, 2008 has been prepared from the books and records without audit.  Financial information as of December 31, 2008 has been derived from the audited financial statements of the Partnership, but does not include all disclosures required by generally accepted accounting principles to be included in audited financial statements.  In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated, have been included.  For further information regarding the Partnership’s accounting policies, refer to the financial statements and related notes included in the Partnership’s annual report on Form 10-K for the year ended December 31, 2008.  Operating results for the nine months ended September 30, 2009 are not necessarily indicative of financial results that may be expected for the full year ended December 31, 2009.

Pursuant to Statement of ASC 855, “Subsequent Events”, subsequent events have been evaluated through November 12, 2009, the date these financial statements were available to be issued, and there were no subsequent events to be reported.

Disclosure of Fair Value of Financial Instruments

Effective April 2009, the Partnership has adopted ASC 825, Financial Instruments, (“ASC 825”), ASC 825-10-65, Transition and Open Effective Date Information, (“ASC 825-10-65” and formerly referred to as “SFAS 107-1” and “APB 28-1”).   This ASC requires disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements.  This guidance also requires those disclosures in summarized financial information at interim reporting periods.

Estimated fair value was determined by management using available market information and appropriate valuation methodologies.  However, judgment was necessary to interpret market data and develop estimated fair value.  The partnership holds no financial instruments, except notes payable. Cash, receivables, accounts payable, and accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values as of September 30, 2009 and December 31, 2008.

The Partnership’s long-term debt consists of notes payable, which are secured by specific computer equipment and are nonrecourse liabilities of the Partnership. The estimated fair value of this debt at September 30, 2009 and December 31, 2008 approximates the carrying value of these instruments, due to the interest rates approximating current market values.

Disclosure about fair value of financial instruments is based on pertinent information available to management as of September 30, 2009 and December 31, 2008.

Long-Lived Assets

The Partnership evaluates its long-lived assets when events or circumstances indicate that the value of the asset may not be recoverable.  The Partnership determines whether impairment exists by estimating the undiscounted cash flows to be generated by each asset.  If the estimated undiscounted cash flows are less than the carrying value of the asset, impairment exists.  The amount of the impairment is determined based on the difference between the carrying value and the fair value.  Fair value is determined based on estimated discounted cash flows to be generated by the asset.  The Partnership determined that no impairment existed as of September 30, 2009 and 2008.

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

Cash

At September 30, 2009, cash was held in a total of six accounts maintained at two separate financial institutions. The accounts were, in the aggregate, federally insured for up to $250,000 per institution.  At September 30, 2009, the total cash balances per institution were as follows:

At September 30, 2009	Bank A	Bank B
Total bank balance	$ 4,700,074	$ 12,216,333
FDIC insurable limit	$ 250,000	$ 250,000
Uninsured amount	$ 4,450,074	$ 11,966,333

The Partnership mitigates bank failure risk by depositing funds with more than one institution and by only depositing funds with major financial institutions.  The Partnership deposits its funds with two institutions that are Moody's Aaa-and Aa3 Rated.   The Partnership has not experienced any losses in such accounts, and believes it is not exposed to any significant credit risk.  The amounts in such accounts will fluctuate throughout 2009 due to many factors, including the pace of additional revenues, equipment acquisitions and distributions.

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

Through September 30, 2009, the Partnership has only entered into operating leases.  Lease revenue is recognized on the monthly straight-line basis which is generally in accordance with the terms of the operating lease agreements.  The Partnership’s leases do not contain any step-rent provisions or escalation clauses nor are lease revenues adjusted based on any index.

Remarketing fees are paid to the leasing companies from which the Partnership purchases leases.  These are fees that are earned by the leasing companies when the initial terms of the lease have been met.  The General Partner believes that this strategy adds value since it entices the leasing company to "stay with the lease" for potential extensions, remarketing or sale of equipment.  This strategy potentially minimizes any conflicts the leasing company may have with a potential new lease and will potentially assist in maximizing overall portfolio performance.  The remarketing fee is tied into lease performance thresholds and is factored in the negotiation of the fee.  No such fees were paid for the nine months ended September 30, 2009 and 2008.

The Partnership’s share of the computer equipment in which it participates with other partnerships at September 30, 2009 and December 31, 2008 was approximately $10,988,000 and $3,660,000, respectively, and is included in the Partnership’s fixed assets on its balance sheet.  The total cost of the equipment shared by the Partnership with other partnerships at September 30, 2009 and December 31, 2008 was approximately $28,372,000 and $9,957,000, respectively.  The Partnership’s share of the outstanding debt associated with this equipment at September 30, 2009 and December 31, 2008 was approximately $221,000 and $337,000, respectively.  The total outstanding debt related to the equipment shared by the Partnership at September 30, 2009 and December 31, 2008 was approximately $738,000 and $1,124,000, respectively.

The following is a schedule of future minimum rentals on non-cancellable operating leases at September 30, 2009:

Amount
Three Months ended December 31, 2009	$ 1,594,020
Year ended December 31, 2010	5,974,861
Year ended December 31, 2011	4,136,198
Year ended December 31, 2012	1,377,576
$ 13,082,655

4. Related Party Transactions

Receivables/Payables

As of September 30, 2009, the Partnership’s related party receivables and payables are short term, unsecured, and non-interest bearing.

Nine Months Ended September 30,	2009	2008

Reimbursable Expenses
Reimbursable expenses, which are charged to the Partnership by CCC in connection with the administration and operation of the Partnership, are allocated to the Partnership based upon several factors including, but not limited to, the number of investors, compliance issues, and the number of existing leases.  See “Summary of Significant Accounting Policies- Reimbursable Expenses, “above.
	$ 1,015,000	$ 1,122,000

Syndication Costs
Syndication costs are payments for selling commissions, dealer manager fees, professional fees and other offering expenses relating to the syndication of the Partnership’s units.  Selling commissions are 8% of the partners’ contributed capital and dealer manager fees are 2% of the partners’ contributed capital.  During the nine months ended September 30, 2009 and 2008 these costs have been deducted from partnership capital in the accompanying financial statements.
	$ 1,016,000	$ 1,073,000

Equipment Acquisition Fee
The General Partner earned an equipment acquisition fee of 4% of the purchase price of each item of equipment purchased as compensation for the negotiation of the acquisition of the equipment and lease thereof or sale under a conditional sales contract.   At September 30, 2009, the remaining balance of prepaid acquisition fees was approximately $523,000, which will be earned in future periods.
	$ 488,000	$ 142,000

Debt Placement Fee
As compensation for arranging term debt to finance the acquisition of equipment by the Partnership the General Partner is paid a fee equal to 1% of such indebtedness, provided, however, that such fee shall be reduced to the extent the Partnership incurs such fees to third parties, unaffiliated with the General Partner or the lender, with respect to such indebtedness and no such fee will be paid with respect to borrowings from the General Partner or its affiliates.	$ -	$ 7,000

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
	$ 163,000	$ 49,000

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
	$ 6,000	$ 100

5. Notes Payable

Notes payable consisted of the following:
	September 30, 2009	December 31, 2008
Installment notes payable to banks; interest ranging from 5.25% to 6.00%, due in quarterly and monthly installments ranging from $1,385 to $4,923, including interest, with final payments in October 2009
	$ 6,218	$ 24,582

Installment note payable to bank; interest at 5.25% due in monthly installments of $8,003 including interest, with final payment in November 2010	108,450	174,749

Installment note payable to bank; interest at 5.75% due in quarterly installments of $37,927 including interest, with final payments in January 2011	216,538	318,048

Installment notes payable to bank; interest at 6.21% due in monthly installments of $585 including interest, with final payment in May 2012	34,399	42,103
	$ 365,605	$ 559,482

The notes are secured by specific computer equipment and are nonrecourse liabilities of the Partnership.  As such, the notes do not contain any debt covenants with which we must comply on either an annual or quarterly basis.  Aggregate maturities of notes payable for each of the periods subsequent to September 30, 2009 are as follows:

Amount
Three months ending December 31, 2009	$ 66,707
Year ended December 31, 2010	242,529
Year ended December 31, 2011	50,613
Year ended December 31, 2012	5,756
$ 365,605

6. Supplemental Cash Flow Information

Other noncash activities included in the determination of net loss are as follows:

Nine months ended September 30,	2009	2008
Lease income, net of interest expense on notes payable realized as a result of direct payment of principal by lessee to bank	$ 193,877	$ 136,395

No interest or principal on notes payable was paid by the Partnership because direct payment was made by lessee to the bank in lieu of collection of lease income and payment of interest and principal by the Partnership.

Noncash investing and financing activities include the following:

Nine months ended September 30,	2009	2008
Debt assumed in connection with purchase of computer equipment	$ -	$ 690,258
Equipment acquisition fees earned by General Partner upon purchase of equipment from prepaid acquisition fees	$ 487,663	$ 142,145.00

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

REVENUE RECOGNITION

Through September 30, 2009, the Partnership has only entered into operating leases.  Lease revenue is recognized on a monthly straight-line basis which is generally in accordance with the terms of the operating lease agreement. The Partnership’s leases do not contain any step-rent provisions or escalation clauses nor are lease revenues adjusted based on any index.

The Partnership reviews a customer’s credit history before extending credit and establishes a provision for uncollectible accounts receivable based upon the credit risk of specific customers, historical trends or other information.

LONG-LIVED ASSETS

The Partnership evaluates its long-lived assets when events or circumstances indicate that the value of the asset may not be recoverable.  The Partnership determines whether impairment exists by estimating the undiscounted cash flows to be generated by each asset.  If the estimated undiscounted cash flows are less than the carrying value of the asset then impairment exists.  The amount of the impairment is determined based on the difference between the carrying value and the fair value.  The fair value is determined based on estimated discounted cash flows to be generated by the asset. The Partnership determined that no impairment existed as of September 30, 2009 and 2008.

LIQUIDITY AND CAPITAL RESOURCES

The Partnership’s primary source of cash for the nine months ended September 30, 2009 was from limited partner contributions of approximately $8,501,000.  For the nine months ended September 30, 2009 the Partnership incurred and paid syndication costs of approximately $1,016,000.  The Partnership’s primary use of cash for the nine months ended September 30, 2009 was for capital expenditures of approximately $12,192,000 and distributions to partners of approximately $2,536,000.

The Partnership’s primary source of cash for the nine months ended September 30, 2008 was from limited partner contributions of approximately $9,218,000. For the nine months ended September 30, 2008 the Partnership incurred and paid syndication costs of approximately $1,073,000.  The primary uses of cash for the nine months ended September 30, 2008 were for capital expenditures for new equipment in the amount of approximately $2,530,000 and the payment of distributions to partners of approximately $1,010,000.

For the nine months ended September 30, 2009, cash was provided by operating activities in the amount of approximately $1,680,000, which includes a net loss of approximately $464,000, and depreciation and amortization expenses of approximately $2,593,000.  Other noncash activities included in the determination of net income include direct payments by lessees to banks of approximately $194,000.

For the nine months ended September 30, 2008, cash was used in operating activities of approximately $424,000 which includes a net loss of approximately $1,283,000, and depreciation and amortization expenses of approximately $806,000.  Other noncash activities included in the determination of net income include direct payments by lessees to banks of approximately $136,000.

The Partnership intends to invest approximately $4,000,000 in additional equipment for the remainder of 2009.  The acquisition of this equipment will be funded by limited partner contributions raised during the offering period and debt financing. Any debt service will be funded from cash flows from lease rental payments.

At September 30, 2009 cash was held in a total of six accounts maintained at two separate financial institutions. The accounts were, in the aggregate, federally insured for up to $250,000 per institution.  At September 30, 2009, the total cash balances per institution were as follows:

At September 30, 2009	Bank A	Bank B
Total bank balance	$ 4,700,074	$ 12,216,333
FDIC insurable limit	$ 250,000	$ 250,000
Uninsured amount	$ 4,450,074	$ 11,966,333

The Partnership mitigates bank failure risk by depositing funds with more than one institution and by only depositing funds with major financial institutions.  The Partnership deposits its funds with two institutions that are Moody's Aaa-and Aa3 Rated.   The Partnership has not experienced any losses in such accounts, and believes it is not exposed to any significant credit risk.  The amounts in such accounts will fluctuate throughout 2009 due to many factors, including the pace of additional revenues, equipment acquisitions and distributions.

The Partnership's investment strategy of acquiring computer equipment and generally leasing it under “triple-net leases” to operators who generally meet specified financial standards minimizes the Partnership's operating expenses.  As of September 30, 2009, the Partnership had future minimum rentals on non-cancelable operating leases of approximately $1,594,000 for the balance of the year ending December 31, 2009 and approximately $11,489,000 thereafter. As of September 30, 2009, the Partnership had incurred debt in the amount of approximately $366,000 with interest rates ranging from 5.25% to 6.21% and will be payable through May 2012.

RESULTS OF OPERATIONS

Three months ended September 30, 2009 compared to Three Months ended September 30, 2008

For the three months ended September 30, 2009, the Partnership recognized revenue of approximately $1,526,000 and expenses of approximately $1,540,000 resulting in a net loss of approximately $14,000.  For the three months ended September 30, 2008, the Partnership recognized revenue of approximately $402,000 and expenses of approximately $820,000, resulting in a net loss of approximately $418,000.

Lease revenue increased to approximately $1,479,000 for the three months ended September 30, 2009, from approximately $362,000 for the three months ended September 30, 2008.  This increase was primarily due to the fact that the Partnership has invested additional capital contributions in leases throughout the past twelve months.

Operating expenses, excluding depreciation, primarily consist of accounting and legal fees, outside service fees and reimbursement of expenses to CCC for administration and operation of the Partnership.  These expenses decreased 37% to approximately $289,000 for the three months ended September 30, 2009, from approximately $458,000 for the three months ended September 30, 2008.  This decrease is primarily attributable to the Partnership’s offering period drawing to a close during March 2009 therefore decreasing sales, printing, conferences and advertising expenses.  This decrease was partially offset by increases in reimbursable expenses, accounting and administrative expenses as operations and further activity within the fund commenced.  See “Summary of Significant Accounting Policies Reimbursable Expenses," in note 2.

The Partnership did not pay any organizational costs for the three months ended September 30, 2009. Such costs were approximately $27,000 for the three months ended September 30, 2008.  This decrease is primarily attributable to the Partnership’s offering period drawing to a close during March 2009. In accordance with ASC 720-15, costs relating to start-up activities and organization costs (accounting, legal, printing, etc.) are expensed as incurred.

The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases. The equipment management fee increased to approximately $74,000 for the three months ended September 30, 2009 from approximately $18,000 for the three months ended September 30, 2008, which is consistent with the increase in lease revenue.

Depreciation and amortization expenses consist of depreciation on computer equipment and amortization of equipment acquisition fees. These expenses increased to approximately $1,171,000 for the three months ended September 30, 2009, from $305,000 for the three months ended September 30, 2008. This increase was due to the acquisition of new equipment associated with the purchase of new leases.

The Partnership sold computer equipment with a net book value of approximately $185,000 for the three months ended September 30, 2009, for a gain of approximately $19,000.  The Partnership sold computer equipment with a net book value of approximately $9,000 for the three months ended September 30, 2008, for a loss of approximately $6,000.

Nine Months ended September 30, 2009 compared to Nine Months ended September 30, 2008

For the nine months ended September 30, 2009, the Partnership recognized revenue of approximately $3,449,000 and expenses of approximately $3,913,000 resulting in a net loss of approximately $464,000.   For the nine months ended September 30, 2008, the Partnership recognized revenue of approximately $1,085,000 and expenses of approximately $2,368,000, resulting in a net loss of approximately $1,283,000.

Lease revenue increased to approximately $3,257,000 for the nine months ended September 30, 2009, from approximately $974,000 for the nine months ended September 30, 2008. This increase was primarily due to the fact that the Partnership has invested additional capital contributions in leases throughout the past twelve months.

Operating expenses, excluding depreciation, primarily consist of accounting, legal, outside service fees and reimbursement of expenses to CCC for administration and operation of the Partnership. These expenses decreased 26% to approximately $1,048,000 for the nine months ended September 30, 2009 from approximately $1,410,000 for the nine months ended September 30, 2008.  This decrease is primarily attributable to the Partnership’s offering period drawing to a close during March 2009 therefore decreasing sales, printing, conferences and advertising expenses.  This decrease was partially offset by increases in reimbursable expenses, accounting and administrative expenses as operations and further activity within the Partnership commenced.  See “Summary of Significant Accounting Policies Reimbursable Expenses," in note 2.

The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases. The equipment management fee increased to approximately $163,000 for the nine months ended September 30, 2009 from approximately $49,000 for the nine months ended September 30, 2008, which is consistent with the increase in lease revenue.

Organizational costs increased to approximately $89,000 for the nine months ended September 30, 2009, from approximately $82,000 for the nine months ended September 30, 2008.  No such fees were charged to the Partnership during the second and third quarter of 2009 as the Partnership’s offering period drew to a close in March 2009.   In accordance with ASC 720-15, costs relating to start-up activities and organization costs (accounting, legal, printing, etc.) are expensed as incurred.

Depreciation and amortization expenses consist of depreciation on computer equipment and amortization of equipment acquisition fees. These expenses increased to approximately $2,593,000 for the nine months ended September 30, 2009, from approximately $806,000 for the nine months ended September 30, 2008. This increase was due to the acquisition of new equipment associated with the purchase of new leases.

The Partnership sold computer equipment with a net book value of approximately $190,000 for the nine months ended September 30, 2009, for a gain of approximately $15,000.  The Partnership sold computer equipment with a net book value of approximately $15,000 for the nine months ended September 30, 200, for a loss of approximately $9,000.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

N/A

Item 4T.  Controls and Procedures

Our management, under the supervision and with the participation of the principal executive officer and principal financial offer, have evaluated the effectiveness of our controls and procedures related to our reporting and disclosure obligations as of September 30, 2009 which is the end of the period covered by this Quarterly Report on Form 10-Q.  Based on that evaluation, the principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to provide that (a) material information relating to us, including our consolidated affiliates is made known to these officers by us and our consolidated affiliates’ other employees, particularly material information related to the period for which this periodic report is being prepared; and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the rules and forms promulgated by the Securities and Exchange Commission.  There have been no significant changes in the General Partner’s internal controls or in other factors that could significantly affect our disclosure controls and procedures in the third quarter of 2009 or subsequent to the date of the evaluation.

Part II:   OTHER INFORMATION

Item 1.        Legal Proceedings

           N/A

Item 1A.        Risk Factors

Changes in economic conditions could materially and negatively affect our business.

Our business is directly impacted by factors such as economic, political, and market conditions, broad trends in industry and finance, legislative and regulatory changes, changes in government monetary and fiscal policies, and inflation, all of which are beyond our control.  Beginning in 2008 and continuing through the third quarter of 2009, general worldwide economic conditions experienced a downturn due to the sequential effects of the subprime lending crisis, general credit market crisis, collateral effects on the finance and banking industries, increased energy costs, concerns about inflation, slower economic activity, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns.  A deterioration in economic conditions, whether caused by national or local concerns, especially within our market area, could result in the following consequences, any of which could hurt business materially: lease delinquencies may increase; problem leases and defaults could increase; and demand for information technology products generally may decrease as businesses attempt to reduce expenses.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMONWEALTH INCOME & GROWTH FUND VI
BY: COMMONWEALTH INCOME & GROWTH FUND, INC., General Partner

November 16, 2009	By: /s/ Kimberly A. Springsteen-Abbott
Date	Kimberly A. Springsteen-Abbott
Chief Executive Officer

November 16, 2009	By: /s/ Lynn A. Franceschina
Date	Lynn A. Franceschina
Executive Vice President, Chief Operating Officer