Form 10-Q
period 2010-03-31
Commonwealth Income & Growth Fund VI
filed 2010-05-17
CIK 1351901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010    or

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

FORM 10-Q
March 31, 2010

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

Commonwealth Income & Growth Fund VI
Condensed Balance Sheets

	March 31,	December 31,
	2010	2009
	(unaudited)

ASSETS

Cash and cash equivalents	$6,792,098	$9,026,452
Lease income receivable, net of reserve of $0 at
March 31, 2010 and December 31, 2009	321,781	216,339
Accounts receivable, Commonwealth Capital Corp.	158,582	-
Accounts receivable, affiliated limited partnerships	-	9,196
Other receivables	10,417	6,714
Prepaid fees	15,294	3,990
	7,298,172	9,262,691

Net investment in finance leases	42,536	45,805

Computer equipment, at cost	21,697,652	19,390,952
Accumulated depreciation	(6,230,073)	(4,878,861)
	15,467,579	14,512,091

Equipment acquisition costs and deferred expenses, net of
accumulated amortization of $343,670 and $264,241 at March 31, 2010 and December 31, 2009, respectively	553,011	531,120
Prepaid acquisition fees	374,713	466,996
	927,724	998,116

Total assets	$23,736,011	$24,818,703

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES
Accounts payable	$49,665	$47,531
Accounts payable, General Partner	48,280	28,683
Accounts payable, Commonwealth Capital Corp.	-	8,786
Accounts payable, other	-	3,325
Other accrued expenses	80,276	51,992
Unearned lease income	424,510	455,207
Notes payable	237,565	298,899
Total liabilities	840,296	894,423

PARTNERS' CAPITAL
General Partner	1,000	1,000
Limited Partners	22,894,715	23,923,280
Total Partners' Capital	22,895,715	23,924,280

Total Liabilities and Partners' Capital	$23,736,011	$24,818,703

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund VI
Condensed Statements of Operations
(unaudited)

	Three months ended

	March 31,	March 31,
	2010	2009

Revenue
Lease	$1,777,155	$686,443
Interest and other	16,759	80,818
Gain (Loss) on sale of computer equipment	177	(3,511)
Total revenue	1,794,091	763,750

Expenses
Operating, excluding depreciation	402,849	380,953
Organizational costs	-	89,265
Equipment management fee, General Partner	88,957	34,322
Interest	4,110	7,357
Depreciation	1,351,392	525,077
Amortization of equipment acquisition costs and deferred expenses	70,392	31,824
Total expenses	1,917,700	1,068,798

Net (loss)	$(123,609)	$(305,048)

Net (loss) allocated to Limited Partners	$(132,659)	$(312,533)

Net (loss) per equivalent Limited partnership unit	$(0.07)	$(0.20)

Weighted average number of equivalent
limited partnership units outstanding
during the year	1,809,911	1,565,205

 see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund VI
Condensed Statements of Partners' Capital
For the three months ended March 31, 2010
(unaudited)

	General	Limited
	Partner	Partner	General	Limited
	Units	Units	Partner	Partners	Total
Balance, January 1, 2010	50	1,809,911	$1,000	$23,923,280	$23,924,280
Net income (loss)	-	-	9,050	(132,659)	(123,609)
Distributions	-	-	(9,050)	(895,906)	(904,956)
Balance, March 31, 2010	50	1,809,911	$1,000	$22,894,715	$22,895,715

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund VI
Condensed Statements of Cash Flow
(unaudited)

	Three months ended
	March 31,	March 31,
	2010	2009

Net cash provided by operating activities	$972,469	$395,641

Cash flows from investing activities
Capital expenditures	(2,307,084)	(4,635,309)
Payment from finance leases	4,836	-
Prepaid acquisition fees to the General Partner	-	(289,047)
Net proceeds from the sale of computer equipment	381	1,517
Net cash (used in) investing activities	(2,301,867)	(4,922,839)

Cash flows from financing activities
Contributions	-	8,501,400
Redemptions	-	(4,389)
Offering costs	-	(1,015,917)
Distributions to partners	(904,956)	(748,495)
Net cash provided by (used in) financing activities	(904,956)	6,732,599

Net increase (decrease) in cash	(2,234,354)	2,205,401

Cash and cash equivalents at beginning of the period	9,026,452	15,729,045

Cash and cash equivalents at end of the period	$6,792,098	$17,934,446

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

The Partnership uses the proceeds of the offering to acquire, own and lease various types of information technology equipment and other similar capital equipment, which will be leased primarily to U.S. corporations and institutions.  Commonwealth Capital Corp. (“CCC”), on behalf of the Partnership and other affiliated partnerships, acquires computer equipment subject to associated debt obligations and lease agreements and allocates a participation in the cost, debt and lease revenue to the various partnerships that it manages based on certain risk factors.

The Partnership’s General Partner is Commonwealth Income & Growth Fund, Inc. (the “General Partner”), a Pennsylvania corporation which is an indirect wholly owned subsidiary of CCC. CCC is a member of the Investment Program Association (IPA), Financial Planning Association (FPA), and the Equipment Leasing and Finance Association (ELFA).   Approximately ten years after the commencement of operations, the Partnership intends to sell or otherwise dispose of all of its equipment, make final distributions to partners, and to dissolve.  Unless sooner terminated or extended pursuant to the terms of its Limited Partnership Agreement, the Partnership will continue until December 31, 2018.

2. Summary of Significant Accounting Policies

Basis of Presentation

The financial information presented as of any date other than December 31, 2009 has been prepared from the books and records without audit.  Financial information as of December 31, 2009 has been derived from the audited financial statements of the Partnership, but does not include all disclosures required by generally accepted accounting principles to be included in audited financial statements.  In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated, have been included.  For further information regarding the Partnership’s accounting policies, refer to the financial statements and related notes included in the Partnership’s annual report on Form 10-K for the year ended December 31, 2009.  Operating results for the three months ended March 31, 2010 are not necessarily indicative of financial results that may be expected for the full year ended December 31, 2010.

Disclosure of Fair Value of Financial Instruments

Estimated fair value was determined by management using available market information and appropriate valuation methodologies.  However, judgment was necessary to interpret market data and develop estimated fair value.  The Partnership holds no financial instruments, except notes payable. Cash, receivables, accounts payable and accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values as of March 31, 2010 and December 31, 2009.

The Partnership’s long-term debt consists of notes payable, which are secured by specific computer equipment and are nonrecourse liabilities of the Partnership. The estimated fair value of this debt at March 31, 2010 and December 31, 2009 approximates the carrying value of these instruments, due to the interest rates approximating current market values.

Disclosure about fair value of financial instruments is based on pertinent information available to management as of March 31, 2010 and December 31, 2009.

Long-Lived Assets

The Partnership evaluates its long-lived assets when events or circumstances indicate that the value of the asset may not be recoverable.  The Partnership determines whether impairment exists by estimating the undiscounted cash flows to be generated by each asset.  If the estimated undiscounted cash flows are less than the carrying value of the asset, impairment exists.  The amount of the impairment is determined based on the difference between the carrying value and the fair value.  Fair value is determined based on estimated discounted cash flows to be generated by the asset.  The partnership determined no impairment analysis was necessary at March 31, 2010 and 2009 as no impairment indicators were noted.

Depreciation on computer equipment for financial statement purposes is based on the straight-line method estimated generally over useful lives of two or four years.

Reimbursable Expenses

Reimbursable expenses, which are charged to the Partnership by CCC in connection with the administration and operation of the Partnership, are allocated to the Partnership based upon several factors including, but not limited to, the number of investors, compliance issues, and the number of existing leases.  For example, if the Partnership has more investors than another program sponsored by CCC, then higher amounts of expenses related to investor services, mailing and printing costs will be allocated to the Partnership.  Also, while a Partnership is in its offering stage, higher compliance costs are allocated to it than to a program not in its offering stage, as compliance resources are utilized to review incoming investor suitability and proper documentation.  Finally, lease related expenses, such as due diligence, correspondence, collection efforts and analysis staff costs increase, as programs purchase more leases, and decrease as leases terminate and equipment is sold. All of these factors contribute to CCC’s determination as to the amount of expenses to allocate to the Partnership or to other sponsored programs.  For the Partnership, all reimbursable expenses are expensed as they are incurred.

Cash and cash equivalents

At March 31, 2010 cash was held in a total of seven accounts maintained at two separate financial institutions. The accounts were, in the aggregate, federally insured for up to $250,000 per institution.  At March 31, 2010, the total cash balances per institution were approximately as follows:

At March 31, 2010	Bank A	Bank B
Total bank balance	$ 671,000	$ 6,144,000
FDIC insurable limit	(250,000)	(250,000)
Uninsured amount	$ 421,000	$ 5,894,000

The Partnership mitigates the risk of holding uninsured deposits by depositing funds with more than one institution and by only depositing funds with major financial institutions.  The Partnership deposits its funds with two institutions that are Moody's Aaa-and Aa3 Rated.   The Partnership has not experienced any losses in such accounts, and believes it is not exposed to any significant credit risk.  The amounts in such accounts will fluctuate throughout 2010 due to many factors, including the pace of additional cash receipts, equipment acquisitions and distributions to investors.

Net Income (Loss) Per Equivalent Limited Partnership Unit

The net income (loss) per equivalent limited partnership unit is computed based upon net income (loss) allocated to the limited partners and the weighted average number of equivalent units outstanding during the period.

Recent Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update No. 2010-06 (“ASC Update 2010-06”) Improving Disclosures about Fair Value Measurements, to enhance the usefulness of fair value measurements. ASU 2010-06 amends the disclosures about fair value measurements in FASB Accounting Standards Codification™ (ASC) 820-10, Fair Value Measurements and Disclosures.  The amended guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disaggregation requirement for the reconciliation disclosure of Level 3 measurements, which is effective for fiscal years beginning after December 15, 2010 and for interim periods within those years. The Partnership adopted this ASU in the first quarter of 2010. The adoption of this standard did not have a material impact on the Partnership’s financial statements.

In January 2010, the FASB issued Accounting Standards Update No. 2010-04 (“ASC Update 2010-04”) Accounting for Various Topics – Technical Corrections to SEC Paragraphs.  The purpose of this ASU is to make technical corrections to certain guidance issued by the SEC that is included in the FASB Accounting Standards Codification (ASC).  Primarily, this ASU changes references to various FASB and AICPA pronouncements to the appropriate ASC paragraph numbers. The Partnership adopted this ASU in the first quarter of 2010. The adoption of this standard did not have a material impact on the Partnership’s financial statements.

In December 2009, the FASB issued Accounting Standards Update No. 2009-17, (“ASC Update 2009-17”), Consolidations (ASC 810) – Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This ASU incorporates FAS 167, Amendments to FASB Interpretation No. 46(R), into the Codification. The new requirements are effective as of the beginning of the Partnership’s first fiscal year beginning after November 15, 2009. During the first quarter of 2010, the Partnership adopted this ASU. The adoption of this standard did not have a material impact on the Partnership’s financial statements.

In December 2009, the FASB issued Accounting Standards Update No. 2009-16, (“ASC Update 2009-16”) Transfers and Servicing (ASC 860) – Accounting for Transfers of Financial Assets . This ASU incorporates FAS 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140, into the FASB Accounting Standards Codification (the Codification). The new requirements are effective for transfers of financial assets occurring in fiscal years beginning after November 15, 2009.This standard will require more information about transferred financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. During the first quarter of 2010, the Partnership adopted this ASU. The adoption of this standard did not have a material impact on the Partnership’s financial statements.

3. Computer Equipment

The Partnership is the lessor of equipment under leases with periods that generally will range from 12 to 48 months.  In general, associated costs such as repairs and maintenance, insurance and property taxes are paid by the lessee.

For the three months ended March 31, 2010, the Partnership’s leasing operations consisted primarily of operating leases.   For the three months ended March 31, 2009, the Partnership’s leasing operations consisted solely of operating leases. Operating lease revenue is recognized on a monthly basis in accordance with the terms of the lease agreement

In December 2009, the Partnership entered into direct financing leases. Direct financing lease interest is recorded on a monthly basis according to the terms of the lease agreement. For finance leases, we record, at lease inception, unearned finance lease income which is calculated as follows: total lease payments, plus any residual value and initial direct costs, less the cost of the leased equipment. Interest income is earned on the finance lease receivable over the lease term using the interest method.  As required, at each reporting period, management evaluates the finance lease for impairment and considers any need for an allowance for credit losses.

The Partnership’s leases do not contain any step-rent provisions or escalation clauses nor are lease revenues adjusted based on any index.

Remarketing fees will be paid to the leasing companies from which the Partnership purchases leases.  These are fees that are earned by the leasing companies when the initial terms of the lease have been met.  The General Partner believes that this strategy adds value since it entices the leasing company to "stay with the lease" for potential extensions, remarketing or sale of equipment.  This strategy is designed to minimize any conflicts the leasing company may have with a new lessee and may assist in maximizing overall portfolio performance.  The remarketing fee is tied into lease performance thresholds and is a factor in the negotiation of the fee.  No such fees were paid for the three months ended March 31, 2010 and 2009.

The Partnership’s share of the equipment in which it participates with other partnerships at March 31, 2010 was approximately $11,738,000 and is included in the Partnership’s fixed assets on its balance sheet. The total cost of the equipment shared by the Partnership with other partnerships at March 31, 2010 was approximately $30,000,000. The Partnership’s share of the outstanding debt associated with this equipment at March 31, 2010 was approximately $146,000. The total outstanding debt related to the equipment shared by the Partnership at March 31, 2010 was approximately $488,000.

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

As the Partnership and the other programs managed by the General Partner increase their overall portfolio size, opportunities for shared participation are expected to continue. Sharing in the acquisition of a lease portfolio gives the fund an opportunity to acquire additional assets and revenue streams, while allowing the fund to remain diversified and reducing its overall risk with respect to one portfolio.  Thus, total shared equipment and related debt should continue to trend higher for the remainder of 2010 as the Partnership builds its portfolio.

The following is a schedule of future minimum rentals on non-cancellable operating leases at March 31, 2010:

Nine Months ended December 31, 2010$	$ 5,408,000
Year ended December 31, 2011	5,237,000
Year ended December 31, 2012	2,088,000
Year ended December 31, 2013	43,000
$ 12,776,000

The following lists the components of the net investment in direct financing leases at March 31, 2010:

Amount
Total minimum lease payments to be received	$45,000
Estimated residual value of leased equipment (unguaranteed)	5,000
Less: unearned income	(7,000)
Net investment in direct finance leases	$43,000

The following is a schedule of future minimum rentals on noncancelable direct financing leases at March 31, 2010:

Amount

2010	$15,000
2011	19,000
2012	11,000
$45,000

4. Related Party Transactions

Receivables/Payables

As of March 31, 2010, the Partnership’s related party receivables and payables are short term, unsecured, and non-interest bearing.

Three months ended March 31,	2010	2009

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
	$ 361,000	$ 338,000

Syndication costs
Syndication costs are payments for selling commissions, dealer manager fees, professional fees and other offering expenses relating to the syndication of the Partnership’s units. Selling commissions are 8% of the partners’ contributed capital and dealer manager fees are 2% of the partners’ contributed capital. During the three months ended March 31, 2009 these costs were deducted from partnership capital in the accompanying financial statements.	$ -	$ 1,016,000

Equipment acquisition fee
The General Partner earned an equipment acquisition fee of 4% of the purchase price of each item of equipment purchased as compensation for the negotiation of the acquisition of the equipment and lease thereof or sale under a conditional sales contract.   At March 31, 2010, the remaining balance of prepaid acquisition fees was approximately $375,000, which is expected to be earned in future periods.
	$ 92,000	$ 193,000

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
	$ 89,000	$ 34,000

5. Notes Payable

Notes payable consisted of the following approximate amounts:

	March 31, 2010	December 31, 2009

Installment note payable to bank; interest at 5.25% due in monthly installments of $8,003 including interest, with final payment in November 2010	$63,000	$86,000

Installment note payable to bank; interest at 5.75% due in quarterly installments of $37,927 including interest, with final payments in January 2011	146,000	182,000

Installment notes payable to bank; interest at 6.21% due in monthly installments of $585 including interest, with final payment in May 2012	28,000	31,000
	$237,000	$299,000

The notes are secured by specific computer equipment and are nonrecourse liabilities of the Partnership.  As such, the notes do not contain any debt covenants with which we must comply on either an annual or quarterly basis.  Aggregate maturities of notes payable for each of the periods subsequent to March 31,2010 are as follows:

Amount
Nine months ending December 31, 2010	$ 180,000
Year ended December 31, 2011	51,000
Year ended December 31, 2012	6,000
$ 237,000

6. Supplemental Cash Flow Information

Other noncash activities included in the determination of net loss are as follows:

Three months ended March 31,	2010	2009
Lease revenue net of interest expense on notes payable realized as a result of direct payment of principal by lessee to bank	$ 61,000	$ 63,000

No interest or principal on notes payable was paid by the Partnership because direct payment was made by lessee to the bank in lieu of collection of lease income and payment of interest and principal by the Partnership.

Noncash investing and financing activities include the following:

Three months ended March 31,	2010	2009
Equipment acquisition fees earned by General Partner upon purchase of equipment from prepaid acquisition fees	$ 92,000	$ 185,000

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

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We base these estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe that our critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements.

 COMPUTER EQUIPMENT

Commonwealth Capital Corp., on our behalf and on behalf of other affiliated partnerships, acquires computer equipment subject to associated debt obligations and lease revenue and allocates a participation in the cost, debt and lease revenue to the various partnerships based on certain risk factors.  Depreciation on computer equipment for financial statement purposes is based on the straight-line method estimated generally over useful lives of two to four years.

REVENUE RECOGNITION

Through March 31, 2010, we have primarily entered into operating leases.  Lease revenue is recognized on a monthly straight-line basis which is in accordance with the terms of the lease agreement.

Our leases do not contain any step-rent provisions or escalation clauses nor are lease revenues adjusted based on any index.

We review a customer’s credit history before extending credit. In the event of a default, we may establish a provision for uncollectible accounts receivable based upon the credit risk of specific customers, historical trends or other information.

LONG-LIVED ASSETS

We evaluate our long-lived assets when events or circumstances indicate that the value of the asset may not be recoverable.  We determine whether impairment exists by estimating the undiscounted cash flows to be generated by each asset.  If the estimated undiscounted cash flows are less than the carrying value of the asset then impairment exists.  The amount of the impairment is determined based on the difference between the carrying value and the fair value.  The fair value is determined based on estimated discounted cash flows to be generated by the asset. We determined no impairment analysis was necessary at March 31, 2010 and 2009 as no impairment indicators were noted.

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of cash for the three months ended March 31, 2010 was cash provided by operating activities of approximately $972,000.  This compares to the three months ended March 31, 2009 where our primary source of cash was from limited partner contributions of approximately $8,501,000 as our offering period had not yet closed.  The offering terminated on March 6, 2009 with 1,810,311 units sold for a total of approximately $36,000,000 in limited partner contributions.

Our primary use of cash for the three months ended March 31, 2010 was for the purchase of new information technology equipment of approximately $2,307,000 and also for distributions to partners of approximately $905,000.  For the three months ended March 31, 2009 distributions to partners were approximately $748,000, capital expenditures were approximately $4,635,000 and syndication costs were approximately $1,016,000.

With the public offering complete, syndication costs will no longer comprise a material part of annual expenditures. Capital expenditures and distributions are expected to continue to increase overall during the remainder of 2010, however, as management focuses on additional equipment acquisitions and funding limited partner distributions. We intend to invest approximately $6,350,000 in additional equipment during the remainder of 2010.  The acquisition of this equipment will be funded by the remaining cash which was raised through limited partner contributions during the initial offering period, lease revenues and debt financing. Any debt service will be funded from cash flows from lease rental payments, and not from public offering proceeds.

Cash was provided by operating activities for the three months ended March 31, 2010 of approximately $972,000, which includes a net loss of approximately $124,000 and depreciation and amortization expenses of approximately $1,422,000.  For the three months ended March 31, 2009 cash was also provided by operating activities of approximately $396,000, which includes a net loss of approximately $305,000 and depreciation and amortization expenses of approximately $557,000.

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

At March 31, 2010 cash was held in a total of seven accounts maintained at two separate financial institutions. The accounts were, in the aggregate, federally insured for up to $250,000 per institution.  At March 31, 2010, the total cash balances per institution were approximately as follows:

At March 31, 2010	Bank A	Bank B
Total bank balance	$ 671,000	$ 6,144,000
FDIC insurable limit	(250,000)	(250,000)
Uninsured amount	$ 421,000	$ 5,894,000

We mitigate the risk of holding uninsured deposits by depositing funds with more than one institution and by only depositing funds with major financial institutions.  We deposit our funds with two institutions that are Moody's Aaa-and Aa3 Rated.   We have not experienced any losses in such accounts, and believe that we are not exposed to any significant credit risk.  The amounts in such accounts will fluctuate throughout 2010 due to many factors, including the pace of additional cash receipts, equipment acquisitions and distributions to investors.

Our investment strategy of acquiring computer equipment and generally leasing it under triple-net leases to operators who generally meet specified financial standards minimizes our operating expenses.  As of March 31, 2010, we had future minimum rentals on non-cancelable operating leases of approximately $5,408,000 for the balance of the year ending December 31, 2010 and approximately $7,368,000 thereafter. As of March 31, 2010, we had future minimum rentals on non-cancelable finance leases of approximately $15,000 for the balance of the year ending December 31, 2010 and approximately $30,000 thereafter.

As of March 31, 2010, our debt was approximately $237,000 with interest rates ranging from 5.25% to 6.21% and will be payable through May 2012.

RESULTS OF OPERATIONS

Three months ended March 31, 2010 compared to three months ended March 31, 2009

For the three months ended March 31, 2010, we recognized revenue of approximately $1,794,000 and expenses of approximately $1,918,000, resulting in a net loss of approximately $124,000.  This net loss is primarily due to an increase in depreciation expenses, increased equipment management fees and an increase in operating expenses associated with a larger portfolio of equipment compared to the three months ended March 31, 2009.   For the three months ended March 31, 2009, we recognized revenue of approximately $764,000 and expenses of approximately $1,069,000, resulting in a net loss of approximately $305,000.

Our lease revenue increased to approximately $1,777,000 for the three months ended March 31, 2010, from approximately $686,000 for the three months ended March 31, 2009.  This increase was primarily due the acquisition of new lease agreements since the three months ended March 31, 2009.

Interest revenue decreased to $17,000 for the three months ended March 31, 2010 from $80,000 for the three months ended March 31, 2009 which is consistent with the increase in equipment purchases associated with a larger portfolio. The amounts in such accounts that generate interest revenue will fluctuate throughout 2010 due to many factors, including the pace of cash receipts, equipment acquisitions and distributions to limited partners.

Our operating expenses, excluding depreciation, primarily consist of accounting and legal fees, outside service fees and reimbursement of expenses to CCC for administration and operation of the Partnership.  These expenses increased to approximately $403,000 for the three months ended March 31, 2010, from approximately $381,000 for the three months ended March 31, 2009.  This increase is primarily attributable to increases in administrative expenses as daily operations within the fund continued.  This increase was partially offset by decreases in due diligence, legal and sales expenses related to our public offering which terminated in March 2009.

We did not incur any organizational costs for the three months ended March 31, 2010 compared to such costs of approximately $89,000 for the three months ended March 31, 2009. This decrease is due to the closing of our public offering in March of 2009.

We pay an equipment management fee to our general partner for managing our equipment portfolio. The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases. The equipment management fee increased to approximately $89,000 for the three months ended March 31, 2010 from approximately $34,000 for the three months ended March 31, 2009, which is consistent with the increase in lease volume and revenue. As offering proceeds continue to be utilized for the acquisition of equipment, management fees are expected to increase throughout the reminder of 2010 as our equipment portfolio grows.

Depreciation and amortization expenses consist of depreciation on computer equipment and amortization of equipment acquisition fees. These expenses increased to approximately $1,421,000 for the three months ended March 31, 2010, from $557,000 for the three months ended March 31, 2010. This increase was due to the acquisition of new equipment associated with the purchase of new leases.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

N/A

Item 4T.  Controls and Procedures

Our management, under the supervision and with the participation of the principal executive officer and principal financial offer, have evaluated the effectiveness of our controls and procedures related to our reporting and disclosure obligations as of March 31, 2010 which is the end of the period covered by this Quarterly Report on Form 10-Q.  Based on that evaluation, the principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to provide that (a) material information relating to us, including our consolidated affiliates is made known to these officers by us and our consolidated affiliates’ other employees, particularly material information related to the period for which this periodic report is being prepared; and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the rules and forms promulgated by the Securities and Exchange Commission.  There have been no significant changes in the General Partner’s internal controls or in other factors that could significantly affect our disclosure controls and procedures in the first quarter of 2010 or subsequent to the date of the evaluation.

Part II:   OTHER INFORMATION

Item 1.        Legal Proceedings

       N/A

Item 1A.   Risk Factors

Changes in economic conditions could materially and negatively affect our business.

Our business is directly impacted by factors such as economic, political, and market conditions, broad trends in industry and finance, legislative and regulatory changes, changes in government monetary and fiscal policies, and inflation, all of which are beyond our control.  Beginning in 2008 and continuing through the first quarter of 2010, general worldwide economic conditions experienced a downturn due to the sequential effects of the subprime lending crisis, general credit market crisis, collateral effects on the finance and banking industries, increased energy costs, concerns about inflation, slower economic activity, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns.  A deterioration in economic conditions, whether caused by national or local concerns, especially within our market area, could result in the following consequences, any of which could hurt business materially: lease delinquencies may increase; problem leases and defaults could increase; and demand for information technology products generally may decrease as businesses attempt to reduce expenses.

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

COMMONWEALTH INCOME & GROWTH FUND VI
BY: COMMONWEALTH INCOME & GROWTH FUND, INC., General Partner

May 17, 2010	By: /s/ Kimberly A. Springsteen-Abbott
Date	Kimberly A. Springsteen-Abbott
Chief Executive Officer

May 17, 2010	By: /s/ Lynn A. Franceschina
Date	Lynn A. Franceschina
Executive Vice President, Chief Operating Officer