Form 10-Q
period 2010-06-30
Commonwealth Income & Growth Fund VI
filed 2010-08-16
CIK 1351901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010    or

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

FORM 10-Q
JUNE 30, 2010

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

Commonwealth Income & Growth Fund VI
Condensed Balance Sheets

	June 30,	December 31,
	2010	2009
	(unaudited)

ASSETS
Cash and cash equivalents	$5,187,405	$9,026,452
Lease income receivable, net of reserve of approximately $65,000 and $0 at June 30, 2010 and December 31, 2009, respectively	612,714	216,339
Accounts receivable, Commonwealth Capital Corp.	19,827	-
Accounts receivable, affiliated limited partnerships	-	9,196
Other receivables	1,882	6,714
Prepaid expenses	12,093	3,990
	5,833,921	9,262,691

Net investment in finance leases	39,124	45,805

Technology equipment, at cost	23,955,413	19,390,952
Accumulated depreciation	(7,728,845)	(4,878,861)
	16,226,568	14,512,091

Equipment acquisition costs and deferred expenses, net of
accumulated amortization of approximately $421,000 and $273,000 at June 30, 2010 and December 31, 2009, respectively	570,037	531,120
Prepaid acquisition fees	304,971	466,996
	875,008	998,116

Total Assets	$22,974,621	$24,818,703

LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES
Accounts payable	$66,781	$47,531
Accounts payable, General Partner	24,604	28,683
Accounts payable, Commonwealth Capital Corp.	-	8,786
Accounts payable, affiliated limited partnerships	-	3,325
Other accrued expenses	66,721	51,992
Unearned lease income	384,983	455,207
Notes payable	581,872	298,899
Total Liabilities	1,124,961	894,423

PARTNERS' CAPITAL
General Partner	1,000	1,000
Limited Partners	21,848,660	23,923,280
Total Partners' Capital	21,849,660	23,924,280

Total Liabilities and Partners' Capital	$22,974,621	$24,818,703

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund VI
Condensed Statements of Operations
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenue
Lease	$2,046,745	$1,091,522	$3,823,899	$1,777,965
Interest and other	12,070	67,484	28,829	148,302
Gain on sale of computer equipment	-	-	177	-
Total revenue	2,058,815	1,159,006	3,852,905	1,926,267

Expenses
Operating, excluding depreciation	449,039	378,289	851,888	759,242
Equipment management fee, General Partner	102,434	54,576	191,390	88,898
Organizational costs	-	-	-	89,265
Interest	7,484	6,882	11,594	14,239
Depreciation	1,498,772	818,982	2,850,163	1,344,059
Amortization of equipment acquisition costs and deferred expenses	77,609	45,927	148,002	77,751
Bad debt expense	64,575	-	64,575	-
Loss on sale of computer equipment	-	-	-	3,511
Total expenses	2,199,913	1,304,656	4,117,612	2,376,965

Net (loss)	$(141,098)	$(145,650)	$(264,707)	$(450,698)

Net (loss) allocated to Limited Partners	$(150,148)	$(154,476)	$(282,806)	$(467,009)

Net (loss) per equivalent Limited Partnership unit	$(0.08)	$(0.09)	$(0.16)	$(0.28)

Weighted average number of equivalent limited partnership units outstanding during the period	1,809,911	1,809,911	1,809,911	1,687,558

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund VI
Condensed Statements of Partners' Capital
For the six months ended June 30, 2010
(unaudited)

	General	Limited
	Partner	Partner	General	Limited
	Units	Units	Partner	Partners	Total
Balance, January 1, 2010	50	1,809,911	$1,000	$23,923,280	$23,924,280
Net income (loss)	-	-	18,099	(282,806)	(264,707)
Distributions	-	-	(18,099)	(1,791,814)	(1,809,913)
Balance, June 30, 2010	50	1,809,911	$1,000	$21,848,660	$21,849,660

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund VI
Condensed Statements of Cash Flow
(unaudited)

	Six Months ended	Six Months ended
	June 30,	June 30,
	2010	2009

Net cash provided by (used in) operating activities	$2,118,110	$(117,576)

Investing activities:
Capital Expenditures	(4,132,405)	(9,759,135)
Payment from finance leases	9,672	-
Equipment acquisition fees paid to General Partner	(20,568)	(289,047)
Net proceeds from the sale of computer equipment	381	1,517
Net cash (used in) investing activities	(4,142,920)	(10,046,665)

Financing activities:
Contributions	-	8,501,400
Redemptions	-	(4,389)
Syndication costs	-	(1,015,917)
Distributions to partners	(1,809,913)	(1,631,161)
Debt placement fee paid to General Partner	(4,324)	-
Net cash (used in) provided by financing activities	(1,814,237)	5,849,933

Net (decrease) in cash and cash equivalents	(3,839,047)	(4,314,308)

Cash and cash equivalents beginning of period	9,026,452	15,729,045

Cash and cash equivalents end of period	$5,187,405	$11,414,737

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

The Partnership uses the proceeds of the offering to acquire, own and lease various types of information technology equipment and other similar capital equipment, which will be leased primarily to U.S. corporations and institutions.  Commonwealth Capital Corp. (“CCC”), on behalf of the Partnership and other affiliated partnerships, acquires technology equipment subject to associated debt obligations and lease agreements and allocates a participation in the cost, debt and lease revenue to the various partnerships that it manages based on certain risk factors.

The Partnership’s General Partner is Commonwealth Income & Growth Fund, Inc. (the “General Partner”), a Pennsylvania corporation which is an indirect, wholly-owned subsidiary of CCC. CCC is a member of the Investment Program Association (IPA), Financial Planning Association (FPA), and the Equipment Leasing and Finance Association (ELFA).   Approximately ten years after the commencement of operations, the Partnership intends to sell or otherwise dispose of all of its equipment, make final distributions to partners, and to dissolve.  Unless sooner terminated or extended pursuant to the terms of its Limited Partnership Agreement, the Partnership will continue until December 31, 2018.

2. Summary of Significant Accounting Policies

Basis of Presentation

The financial information presented as of any date other than December 31, 2009 has been prepared from the books and records without audit.  Financial information as of December 31, 2009 has been derived from the audited financial statements of the Partnership, but does not include all disclosures required by generally accepted accounting principles to be included in audited financial statements.  In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated, have been included.  For further information regarding the Partnership’s accounting policies, refer to the financial statements and related notes included in the Partnership’s annual report on Form 10-K for the year ended December 31, 2009.  Operating results for the six months ended June 30, 2010 are not necessarily indicative of financial results that may be expected for the full year ended December 31, 2010.

Disclosure of Fair Value of Financial Instruments

Estimated fair value was determined by management using available market information and appropriate valuation methodologies.  However, judgment was necessary to interpret market data and develop estimated fair value. Cash, receivables, accounts payable and accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values as of June 30, 2010 and December 31, 2009.

The Partnership’s long-term debt consists of notes payable, which are secured by specific technology equipment and are nonrecourse liabilities of the Partnership. The estimated fair value of this debt at June 30, 2010 and December 31, 2009 approximates the carrying value of these instruments, due to the interest rates approximating current market values.

Disclosure about fair value of financial instruments is based on pertinent information available to management as of June 30, 2010 and December 31, 2009.

Revenue Recognition

Through June 30, 2010, we have primarily entered into operating leases.  Lease revenue is recognized on a monthly straight-line basis which is in accordance with the terms of the lease agreement.

In December 2009, we entered into direct financing leases. Direct financing lease interest is recorded on a monthly basis according to the terms of the lease agreement. For finance leases, we record, at lease inception, unearned finance lease income which is calculated as follows: total lease payments, plus any residual value and initial direct costs, less the cost of the leased equipment. Interest income is earned on the finance lease receivable over the lease term using the interest method.  As required, at each reporting period, management evaluates the finance lease for impairment and considers any need for an allowance for credit losses.

Our leases do not contain any step-rent provisions or escalation clauses nor are lease revenues adjusted based on any index.

Use of Estimates

The preparation of financial statements is in conformity with accounting principles generally accepted in the United States of America which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Intangible Assets

Equipment acquisition costs and deferred expenses are amortized on a straight-line basis over two-to-four year lives based on the original term of the lease and the loan, respectively.  Unamortized acquisition costs and deferred expenses are charged to amortization expense when the associated leased equipment is sold.

Long-Lived Assets

The Partnership evaluates its long-lived assets when events or circumstances indicate that the value of the asset may not be recoverable.  The Partnership determines whether impairment exists by estimating the undiscounted cash flows to be generated by each asset.  If the estimated undiscounted cash flows are less than the carrying value of the asset, impairment exists.  The amount of the impairment is determined based on the difference between the carrying value and the fair value.  Fair value is determined based on estimated discounted cash flows to be generated by the asset.  The partnership determined no impairment analysis was necessary at June 30, 2010 and 2009 as no impairment indicators were noted.

Depreciation on technology equipment for financial statement purposes is based on the straight-line method estimated generally over useful lives of three or four years.

Reimbursable Expenses

Reimbursable expenses, which are charged to the Partnership by CCC in connection with the administration and operation of the Partnership, are allocated to the Partnership based upon several factors including, but not limited to, the number of investors, compliance issues, and the number of existing leases.  For example, if the Partnership has more investors than another program sponsored by CCC, then higher amounts of expenses related to investor services, mailing and printing costs will be allocated to the Partnership.  Also, while a Partnership is in its offering stage, higher compliance costs are allocated to it than to a program not in its offering stage, as compliance resources are utilized to review incoming investor suitability and proper documentation.  Finally, lease related expenses, such as due diligence, correspondence, collection efforts and analysis and staff costs increase, as programs purchase more leases, and decrease as leases terminate and equipment is sold. All of these factors contribute to CCC’s determination as to the amount of expenses to allocate to the Partnership or to other sponsored programs.  For the Partnership, all reimbursable expenses are expensed as they are incurred.

Accounts Receivable

The Partnership monitors accounts receivable to ensure timely and accurate payment by lessees.  Its Lease Relations department is responsible for monitoring accounts receivable and, as necessary, resolving outstanding invoices. Lease revenue is recognized on a monthly straight-line basis which is in accordance with the terms of the lease agreement.

The Partnership reviews a customer’s credit history before extending credit. In the event of a default it may establish a provision for uncollectible accounts receivable based upon the credit risk of specific customers, historical trends and other information.

Cash and cash equivalents

At June 30, 2010 cash was held in a total of seven accounts maintained at two separate financial institutions. The accounts were, in the aggregate, federally insured for up to $250,000 per institution.  At June 30, 2010, the total cash balances per institution were approximately as follows:

At June 30, 2010	Bank A	Bank B
Total bank balance	$824,000	$4,380,000
FDIC insurable limit	(250,000)	(250,000)
Uninsured amount	$574,000	$4,130,000

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

Income Taxes

Pursuant to the provisions of Section 701 of the Internal Revenue Code, the Partnership is not subject to federal income taxes. All income and losses of the Partnership are the liability of the individual partners and are allocated to the partners for inclusion in their individual tax returns. The Partnership does not have any entity-level uncertain tax positions. In addition, the Partnership believes its tax status as a pass-through entity would be sustained under U.S. federal, state or local tax examination. The Partnership files U.S. federal and various state income tax returns and is generally subject to examination by federal, state and local income tax authorities for three years from the filing of a tax return.

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

Recent Accounting Pronouncements

In July 2010, the FASB issued Accounting Standards Update No. 2010-20 (“ASC Update 2010-20”) Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.  The purpose of this ASU is to improve transparency in financial reporting by public and nonpublic companies that hold financing receivables, which include loans, lease receivables, and other long-term receivables.  This ASU requires additional disclosures to assist financial statement users in assessing an entity’s credit risk exposures and evaluating the adequacy of its allowance for credit losses.  For public companies, the amendments that require disclosures as of the end of a reporting period are effective for periods ending on or after December 15, 2010. The amendments that require disclosures about activity that occurs during a reporting period are effective for periods beginning on or after December 15, 2010.  The Partnership is currently evaluating the potential impact of the adoption of this ASU on its financial statements.

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

3. Information Technology Equipment

The Partnership is the lessor of equipment under leases with periods that generally will range from 12 to 36 months.  In general, associated costs such as repairs and maintenance, insurance and property taxes are paid by the lessee.

For the six months ended June 30, 2010, the Partnership’s leasing operations consisted primarily of operating leases.   For the six months ended June 30, 2009, the Partnership’s leasing operations consisted solely of operating leases. Operating lease revenue is recognized on a monthly basis in accordance with the terms of the lease agreement.

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

Remarketing fees will be paid to the leasing companies from which the Partnership purchases leases.  These are fees that are earned by the leasing companies when the initial terms of the lease have been met and the lessee extends or renews the lease, or the equipment is sold.  The General Partner believes that this strategy adds value since it entices the leasing company to remain actively involved with the lessee and encourages potential extensions, remarketing or sale of equipment.  This strategy is designed to minimize any conflicts the leasing company may have with a new lessee and may assist in maximizing overall portfolio performance.  The remarketing fee is tied into lease performance thresholds and is a factor in the negotiation of the up-front fee paid to the leasing company.  No such fees were incurred for the six months ended June 30, 2010.

CCC, on behalf of the Partnership and on behalf of other affiliated partnerships, acquires technology equipment subject to associated debt obligations and lease agreements and allocates a participation in the cost, debt and lease revenue to the various partnerships based on certain risk factors.    The Partnership’s share of the equipment in which it participates with other partnerships at June 30, 2010 was approximately $12,937,000 and is included in the Partnership’s fixed assets on its balance sheet. The total cost of the equipment shared by the Partnership with other partnerships at June 30, 2010 was approximately $31,818,000. The Partnership’s share of the outstanding debt associated with this equipment at June 30, 2010 was approximately $517,000. The total outstanding debt related to the equipment shared by the Partnership at June 30, 2010 was approximately $1,385,000.

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

The following is a schedule of future minimum rentals on non-cancellable operating leases at June 30, 2010:

Six Months ended December 31, 2010	$4,046,000
Year ended December 31, 2011	6,009,000
Year ended December 31, 2012	2,814,000
Year ended December 31, 2013	234,000
$13,103,000

The following lists the components of the net investment in direct financing leases at June 30, 2010:

Amount
Total minimum lease payments to be received	$40,000
Estimated residual value of leased equipment (unguaranteed)	5,000
Less: unearned income	(6,000)
Net investment in direct finance leases	$39,000

The following is a schedule of future minimum rentals on noncancelable direct financing leases at June 30, 2010:

Amount
Six Months ended December 31, 2010	$$10,000
Year ended December 31, 2011	19,000
Year ended December 31, 2012	11,000
$40,000

4. Related Party Transactions

Receivables/Payables

As of June 30, 2010, the Partnership’s related party receivables and payables are short term, unsecured, and non-interest bearing.

Six months ended June 30,	2010	2009

Reimbursable expenses
Reimbursable expenses, which are charged to the Partnership by CCC in connection with the administration and operation of the Partnership, are allocated to the Partnership based upon several factors including, but not limited to, the number of investors, compliance issues, and the number of existing leases. See “Summary of Significant Accounting Policies- Reimbursable Expenses,” above.	$839,000	$749,000

Syndication costs
Syndication costs are payments for selling commissions, dealer manager fees, professional fees and other offering expenses relating to the syndication of the Partnership’s units. Selling commissions are 8% of the partners’ contributed capital and dealer manager fees are 2% of the partners’ contributed capital. These costs were deducted from partnership capital in the accompanying financial statements.	$-	$1,016,000

Equipment acquisition fee
The General Partner earns an equipment acquisition fee of 4% of the purchase price of each item of equipment purchased, as compensation for the negotiation of the acquisition of the equipment and lease thereof, or sale under a conditional sales contract. At June 30, 2010, the remaining balance of prepaid acquisition fees was approximately $305,000, which is expected to be earned in future periods.	$183,000	$390,000

Equipment management fee
The General Partner is entitled to be paid a monthly fee equal to the lesser of (i) the fees which would be charged by an independent third party for similar services for similar equipment or (ii) the sum of (a) two percent of (1) the gross lease revenues attributable to equipment which is subject to full payout net leases which contain net lease provisions plus (2) the purchase price paid on conditional sales contracts as received by the Partnership and (b) 5% of the gross lease revenues attributable to equipment which is subject to operating leases and 2% of the gross lease revenues attributable to equipment which is subject to finance leases.
	$191,000	$89,000

5. Notes Payable

Notes payable consisted of the following approximate amounts:

	June 30, 2010	December 31, 2009

Installment note payable to bank; interest at 5.25% due in monthly installments of $8,003 including interest, with final payment in November 2010	$39,000	$86,000

Installment note payable to bank; interest at 5.75% due in quarterly installments of $37,927 including interest, with final payments in January 2011	111,000	182,000

Installment notes payable to bank; interest ranging from 6.21% to 7.5% due in monthly and quarterly installments of $585 and $8,843 including interest, with final payment in October 2012	106,000	31,000

Installment note payable to bank; interest at 7.50% due in monthly installments of $10,665 including interest, with final payment in April 2013	326,000	-
	$582,000	$299,000

The notes are secured by specific technology equipment and are nonrecourse liabilities of the Partnership.  As such, the notes do not contain any debt covenants with which we must comply on either an annual or quarterly basis.  Aggregate maturities of notes payable for each of the periods subsequent to June 30, 2010 are as follows:

Amount
Six months ending December 31, 2010	$188,000
Year ended December 31, 2011	193,000
Year ended December 31, 2012	159,000
Year ended December 31, 2013	42,000
$582,000

6. Supplemental Cash Flow Information

Other noncash activities included in the determination of net loss are as follows:

Six months ended June 30,	2010	2009
Lease revenue net of interest expense on notes payable realized as a result of direct payment of principal by lessee to bank	$ 149,000	$ 128,000

No interest or principal on notes payable was paid by the Partnership because direct payment was made by lessee to the bank in lieu of collection of lease income and payment of interest and principal by the Partnership.

Noncash investing and financing activities include the following:

Six months ended June 30,	2010	2009
Debt assumed in connection with purchase of technology equipment	$432,000	$-

Equipment acquisition fees earned by General Partner upon purchase of equipment	$183,000	$ 390,000

7. Commitments and Contingencies

On June 18, 2010, Commonwealth Capital Corp. (the parent of our general partner) filed suit on our behalf and on behalf of other affiliated equipment funds against Allied Health Care Services, Inc. (“Allied”). Allied is a lessee of medical equipment, and has failed to make its monthly lease payments since March 2010. Total rent past due as of August 1, 2010 is $550,498. Our suit for breach of contract against Allied and its owner, Charles K. Schwartz, pursuant to a partial personal guaranty, was filed in the U.S. District Court for the District of New Jersey (Case No. 2:10-cv-03135), and seeks payment of all outstanding rents, the value of the leased equipment, and all costs of collection, including attorney’s fees.

Our share of exposure related to the equipment of the Allied default (if no rent is collected, the equipment is not paid for and/or we are unable to obtain performance under partial personal guaranty) is approximately $2,347,841 as of June 30, 2010. Since the lawsuit is in its early stages, management cannot predict the outcome of this matter at this time.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

Forward-looking statement disclaimers, or the “Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995.

This section, as well as other portions of this document, includes certain forward-looking statements about our business and our prospects, tax treatment of certain transactions and accounting matters, sales of securities, expenses, cash flows, distributions, investments and operating and capital requirements. Such forward-looking statements include, but are not limited to: acquisition policies of our general partner; the nature of present and future leases; provisions for uncollectible accounts; the strength and sustainability of the U.S. economy; the continued difficulties in the credit markets and their impact on the economy in general; and the level of future cash flow, debt levels, revenues, operating expenses, amortization and depreciation expenses. You can identify those statements by the use of words such as “could,” “should,” “would,” “may,” “will,” “project,” “believe,” “anticipate,” “expect,” “plan,” “estimate,” “forecast,” “potential,” “intend,” “continue” and “contemplate,” as well as similar words and expressions.

Actual results may differ materially from those in any forward-looking statements because any such statements involve risks and uncertainties and are subject to change based upon various important factors, including, but not limited to, nationwide economic, financial, political and regulatory conditions; the health of debt and equity markets, including interest rates and credit quality; the level and nature of spending in the information, medical and telecommunications technologies markets; and the effect of competitive financing alternatives and lease pricing.

Readers are also directed to other risks and uncertainties discussed in other documents we file with the SEC, including, without limitation, those discussed in Item 1A. “Risk Factors.” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed with the SEC. We undertake no obligation to update or revise any forward-looking information, whether as a result of new information, future developments or otherwise.

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

INFORMATION TECHNOLOGY EQUIPMENT

CCC, on our behalf and on behalf of other affiliated partnerships, acquires information technology equipment subject to associated debt obligations and lease revenue and allocates a participation in the cost, debt and lease revenue to the various partnerships based on certain risk factors.  Depreciation on information technology equipment for financial statement purposes is based on the straight-line method estimated generally over useful lives of three to four years.

ACCOUNTS RECEIVABLE

We monitor our accounts receivable to ensure timely and accurate payment by lessees.  Our Lease Relations department is responsible for monitoring accounts receivable and, as necessary, resolving outstanding invoices. Lease revenue is recognized on a monthly straight-line basis which is in accordance with the terms of the lease agreement.

We review a customer’s credit history before extending credit. In the event of a default, we may establish a provision for uncollectible accounts receivable based upon the credit risk of specific customers, historical trends or other information.

 REVENUE RECOGNITION

Through June 30, 2010, we have primarily entered into operating leases.  Lease revenue is recognized on a monthly straight-line basis which is in accordance with the terms of the lease agreement.

In December 2009, we entered into direct financing leases. Direct financing lease interest is recorded on a monthly basis according to the terms of the lease agreement. For finance leases, we record, at lease inception, unearned finance lease income which is calculated as follows: total lease payments, plus any residual value and initial direct costs, less the cost of the leased equipment. Interest income is earned on the finance lease receivable over the lease term using the interest method.  As required, at each reporting period, management evaluates the finance lease for impairment and considers any need for an allowance for credit losses.

Our leases do not contain any step-rent provisions or escalation clauses nor are lease revenues adjusted based on any index.

LONG-LIVED ASSETS

We evaluate our long-lived assets when events or circumstances indicate that the value of the asset may not be recoverable.  We determine whether impairment exists by estimating the undiscounted cash flows to be generated by each asset.  If the estimated undiscounted cash flows are less than the carrying value of the asset then impairment exists.  The amount of the impairment is determined based on the difference between the carrying value and the fair value.  The fair value is determined based on estimated discounted cash flows to be generated by the asset. We determined no impairment analysis was necessary at June 30, 2010 and 2009 as no impairment indicators were noted.

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of cash for the six months ended June 30, 2010 was cash provided by operating activities of approximately $2,118,000.  This compares to the six months ended June 30, 2009 where our primary source of cash was from limited partner contributions of approximately $8,501,000.  Our public offering terminated on March 6, 2009 with 1,810,311 units sold for a total of approximately $36,000,000 in limited partner contributions.

Our primary use of cash for the six months ended June 30, 2010 was for the purchase of new information technology equipment of approximately $4,132,000 and also for distributions to partners of approximately $1,810,000.  For the six months ended June 30, 2009 distributions to partners were approximately $1,631,000, capital expenditures for new information technology equipment were approximately $9,759,000 and syndication costs were approximately $1,016,000.

With the public offering complete, syndication costs will no longer comprise a material part of annual expenditures. As management focuses on additional equipment acquisitions and funding limited partner distributions, capital expenditures and distributions are expected to continue to increase overall during the remainder of 2010. We intend to invest approximately $3,000,000 in additional equipment during the remainder of 2010.  The acquisition of this equipment will be funded by the remaining cash which was raised through limited partner contributions during the initial offering period, lease revenues and debt financing. Any debt service will be funded through cash flows from lease rental payments, and not from public offering proceeds.

Cash was provided by operating activities for the six months ended June 30, 2010 of approximately $2,118,000, which includes a net loss of approximately $265,000 and depreciation and amortization expenses of approximately $2,998,000. Additionally, we had an increase in receivables of lease revenue of approximately $396,000. Other noncash activities included in the determination of net loss includes direct payments to banks by lessees of approximately $149,000.

This compares to the six months ended June 30, 2009 where cash was used in operating activities of approximately $118,000, which includes a net loss of approximately $451,000 and depreciation and amortization expenses of approximately $1,422,000. Other noncash activities included in the determination of net loss include direct payments to banks by lessees of approximately $128,000.

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

At June 30, 2010 cash was held in a total of seven accounts maintained at two separate financial institutions. The accounts were, in the aggregate, federally insured for up to $250,000 per institution.  At June 30, 2010, the total cash balances per institution were approximately as follows:

At June 30, 2010	Bank A	Bank B
Total bank balance	$824,000	$4,380,000
FDIC insurable limit	(250,000)	(250,000)
Uninsured amount	$574,000	$4,130,000

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

As of June 30, 2010, we had future minimum rentals on non-cancelable operating leases of approximately $4,046,000 for the balance of the year ending December 31, 2010 and approximately $9,057,000 thereafter. As of June 30, 2010, we had future minimum rentals on non-cancelable finance leases of approximately $10,000 for the balance of the year ending December 31, 2010 and approximately $30,000 thereafter.

As of June 30, 2010, our debt was approximately $582,000 with interest rates ranging from 5.25% to 7.50% and will be payable through April 2013.

RESULTS OF OPERATIONS

Three months ended June 30, 2010 compared to three months ended June 30, 2009

For the three months ended June 30, 2010, we recognized revenue of approximately $2,059,000 and expenses of approximately $2,200,000, resulting in a net loss of approximately $141,000.  This net loss is primarily due to an increase in depreciation expenses, increased equipment management fees and an increase in operating expenses associated with a larger portfolio of equipment compared to the three months ended June 30, 2009.   For the three months ended June 30, 2009, we recognized revenue of approximately $1,159,000 and expenses of approximately $1,305,000, resulting in a net loss of approximately $146,000.

Our lease revenue increased to approximately $2,047,000 for the three months ended June 30, 2010, from approximately $1,092,000 for the three months ended June 30, 2009.  This increase was primarily due the acquisition of new lease agreements since the three months ended June 30, 2009.

Interest revenue from cash held at financial institutions decreased to $12,000 for the three months ended June 30, 2010 from $67,000 for the three months ended June 30, 2009 which is consistent with the decrease in cash due to equipment purchases associated with a larger portfolio. The amounts in such accounts that generate interest revenue will fluctuate throughout 2010 due to many factors, including the pace of cash receipts, equipment acquisitions and distributions to limited partners.

Our operating expenses, excluding depreciation, primarily consist of accounting and legal fees, outside service fees and reimbursement of expenses to CCC for administration and operation of the Partnership.  These expenses increased to approximately $449,000 for the three months ended June 30, 2010, from approximately $378,000 for the three months ended June 30, 2009.  This increase is primarily attributable to increases in administrative expenses associated with management of the fund and was partially offset by a decrease in due diligence expenses related to our public offering which terminated in March 2009.

We pay an equipment management fee to our general partner for managing our equipment portfolio. The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases and 2% of the gross lease revenue attributable to equipment that is subject to finance leases. The total equipment management fee increased to approximately $102,000 for the three months ended June 30, 2010 from approximately $55,000 for the three months ended June 30, 2009, which is consistent with the increase in lease volume and revenue. As offering proceeds continue to be utilized for the acquisition of equipment, management fees are expected to increase throughout the reminder of 2010 as our equipment and lease portfolio grows.

Depreciation and amortization expenses consist of depreciation on technology equipment and amortization of equipment acquisition fees. These expenses increased to approximately $1,576,000 for the three months ended June 30, 2010, from $865,000 for the three months ended June 30, 2010. This increase was due to the acquisition of new equipment associated with the purchase of new leases.

Six months ended June 30, 2010 compared to Six months ended June 30, 2009

For the six months ended June 30, 2010, we recognized revenue of approximately $3,853,000 and expenses of approximately $4,118,000, resulting in a net loss of approximately $265,000.  This net loss is primarily due to an increase in depreciation expenses, increased equipment management fees and an increase in operating expenses associated with a larger portfolio of equipment compared to the six months ended June 30, 2009.   For the six months ended June 30, 2009, we recognized revenue of approximately $1,926,000 and expenses of approximately $2,377,000, resulting in a net loss of approximately $451,000.

Our lease revenue increased to approximately $3,824,000 for the six months ended June 30, 2010, from approximately $1,778,000 for the six months ended June 30, 2009.  This increase was primarily due the acquisition of new lease agreements since the six months ended June 30, 2009.

Interest revenue from cash held at financial institutions decreased to $29,000 for the six months ended June 30, 2010 from $148,000 for the six months ended June 30, 2009 which is consistent with the decrease in cash due to equipment purchases associated with a larger portfolio. The amounts in such accounts that generate interest revenue will fluctuate throughout 2010 due to many factors, including the pace of cash receipts, equipment acquisitions and distributions to limited partners.

Our operating expenses, excluding depreciation, primarily consist of accounting and legal fees, outside service fees and reimbursement of expenses to CCC for administration and operation of the Partnership.  These expenses increased to approximately $852,000 for the six months ended June 30, 2010, from approximately $759,000 for the six months ended June 30, 2009.  This increase is primarily attributable to increases in administrative expenses associated with management of the fund and was partially offset by a decrease in due diligence expenses related to our public offering which terminated in March 2009.

We pay an equipment management fee to our general partner for managing our equipment portfolio. The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases and 2% of the gross lease revenue attributable to equipment that is subject to finance leases. The total equipment management fee increased to approximately $191,000 for the six months ended June 30, 2010 from approximately $89,000 for the six months ended June 30, 2009, which is consistent with the increase in lease volume and revenue. As offering proceeds continue to be utilized for the acquisition of equipment, management fees are expected to increase throughout the reminder of 2010 as our equipment portfolio grows.

We did not incur organizational costs during the six months ended June 30, 2010 compared to the six months ended June 30, 2009 which were $89,000. This decrease is a result of our offering ending in March 2009.

Depreciation and amortization expenses consist of depreciation on technology equipment and amortization of equipment acquisition fees. These expenses increased to approximately $2,998,000 for the six months ended June 30, 2010, from $1,422,000 for the six months ended June 30, 2009. This increase was due to the acquisition of new equipment associated with the purchase of new leases.

We sold equipment with a net book value of $200 for the six months ended June 30, 2010 for a net gain of $200.
For the six months ended June 30, 2009 we sold equipment with a net book value of $5,000 for a net loss of $4,000.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

N/A

Item 4T.  Controls and Procedures

Our management, under the supervision and with the participation of the principal executive officer and principal financial offer, have evaluated the effectiveness of our controls and procedures related to our reporting and disclosure obligations as of June 30, 2010 which is the end of the period covered by this Quarterly Report on Form 10-Q.  Based on that evaluation, the principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to provide that (a) material information relating to us, including our consolidated affiliates is made known to these officers by us and our consolidated affiliates’ other employees, particularly material information related to the period for which this periodic report is being prepared; and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the rules and forms promulgated by the Securities and Exchange Commission.  There have been no significant changes in the General Partner’s internal controls or in other factors that could significantly affect our disclosure controls and procedures in the second quarter of 2010 or subsequent to the date of the evaluation.

Part II:   OTHER INFORMATION

Item 1.   Legal Proceedings

On June 18, 2010, Commonwealth Capital Corp. (the parent of our general partner) filed suit on our behalf and on behalf of other affiliated equipment funds against Allied Health Care Services, Inc. (“Allied”). Allied is a lessee of medical equipment, and has failed to make its monthly lease payments since March 2010. Total rent past due as of August 1, 2010 is $550,498. Our suit for breach of contract against Allied and its owner, Charles K. Schwartz, pursuant to a partial personal guaranty, was filed in the U.S. District Court for the District of New Jersey (Case No. 2:10-cv-03135), and seeks payment of all outstanding rents, the value of the leased equipment, and all costs of collection, including attorney’s fees.

Our share of exposure related to the equipment of the Allied default (if no rent is collected, the equipment is not paid for and/or we are unable to obtain performance under partial personal guaranty) is approximately $2,347,841 as of June 30, 2010. Since the lawsuit is in its early stages, management cannot predict the outcome of this matter at this time.

Item 1A.   Risk Factors

       N/A

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

COMMONWEALTH INCOME & GROWTH FUND VI
BY: COMMONWEALTH INCOME & GROWTH FUND, INC., General Partner

August 16, 2010	By: /s/ Kimberly A. Springsteen-Abbott
Date	Kimberly A. Springsteen-Abbott
Chief Executive Officer

August 16, 2010	By: /s/ Lynn A. Franceschina
Date	Lynn A. Franceschina
Executive Vice President, Chief Operating Officer