Form 10-Q
period 2010-09-30
Commonwealth Income & Growth Fund VI
filed 2010-11-15
CIK 1351901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010    or

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

(484) 785-1480
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

FORM 10-Q
SEPTEMBER 30, 2010

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

Commonwealth Income & Growth Fund VI
Condensed Balance Sheets

	September 30,	December 31,
	2010	2009
	(unaudited)

ASSETS
Cash and cash equivalents	$4,115,733	$9,026,452
Lease income receivable, net of reserve of approximately $210,000 and $0 at September 30, 2010 and December 31, 2009, respectively	463,556	216,339
Accounts receivable, Commonwealth Capital Corp.	223,135	-
Accounts receivable, affiliated limited partnerships	-	9,196
Other receivables	851	6,714
Prepaid expenses	7,899	3,990
	4,811,174	9,262,691

Net investment in finance leases	35,570	45,805

Technology equipment, at cost	25,227,349	19,390,952
Accumulated depreciation	(9,331,266)	(4,878,861)
	15,896,083	14,512,091

Equipment acquisition costs and deferred expenses, net of
accumulated amortization of approximately $473,000 and $273,000 at September 30, 2010 and December 31, 2009, respectively	537,011	531,120
Prepaid acquisition fees	252,746	466,996
	789,757	998,116

Total Assets	$21,532,584	$24,818,703

LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES
Accounts payable	$78,312	$47,531
Accounts payable, General Partner	13,807	28,683
Accounts payable, Commonwealth Capital Corp.	-	8,786
Accounts payable, affiliated limited partnerships	-	3,325
Other accrued expenses	47,623	51,992
Unearned lease income	461,517	455,207
Notes payable	484,608	298,899
Total Liabilities	1,085,867	894,423

PARTNERS' CAPITAL
General Partner	1,000	1,000
Limited Partners	20,445,717	23,923,280
Total Partners' Capital	20,446,717	23,924,280

Total Liabilities and Partners' Capital	$21,532,584	$24,818,703

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund VI
Condensed Statements of Operations
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenue
Lease	$1,819,188	$1,478,658	$5,643,087	$3,256,623
Interest and other	13,973	28,675	42,802	176,977
Gain (loss) on sale of computer equipment	(3,897)	18,942	(3,720)	15,431
Total revenue	1,829,264	1,526,275	5,682,169	3,449,031

Expenses
Operating, excluding depreciation	370,115	288,527	1,222,003	1,047,769
Equipment management fee, General Partner	91,055	73,933	282,445	162,831
Organizational costs	-	-	-	89,265
Interest	9,018	5,971	20,612	20,210
Depreciation	1,626,334	1,113,208	4,476,497	2,457,267
Amortization of equipment acquisition costs and deferred expenses	85,250	58,208	233,252	135,959
Bad debt expense	145,479	-	210,054	-

Total expenses	2,327,251	1,539,847	6,444,863	3,913,301

Net (loss)	$(497,987)	$(13,572)	$(762,694)	$(464,270)

Net (loss) allocated to Limited Partners	$(507,036)	$(22,622)	$(789,842)	$(489,631)

Net (loss) per equivalent Limited Partnership unit	$(0.28)	$(0.01)	$(0.44)	$(0.28)

Weighted average number of equivalent limited partnership units outstanding during the period	1,809,911	1,809,911	1,809,911	1,729,903

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund VI
Condensed Statement of Partners' Capital
For the nine months ended September 30, 2010
(unaudited)

	General	Limited
	Partner	Partner	General	Limited
	Units	Units	Partner	Partners	Total
Balance, January 1, 2010	50	1,809,911	$1,000	$23,923,280	$23,924,280
Net income (loss)	-	-	27,148	(789,842)	(762,694)
Distributions	-	-	(27,148)	(2,687,721)	(2,714,869)
Balance, September 30, 2010	50	1,809,911	$1,000	$20,445,717	$20,446,717

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund VI
Condensed Statements of Cash Flow
(unaudited)

	Nine Months ended	Nine Months ended
	September 30,	September 30,
	2010	2009

Net cash provided by operating activities	$3,246,302	$1,679,533

Investing activities:
Capital Expenditures	(5,438,010)	(12,191,585)
Payment from finance leases	14,508	-
Equipment acquisition fees paid to General Partner	(20,568)	(289,047)
Net proceeds from the sale of computer equipment	6,242	205,890
Net cash (used in) investing activities	(5,437,828)	(12,274,742)

Financing activities:
Contributions	-	8,501,400
Redemptions	-	(4,389)
Syndication costs	-	(1,015,917)
Distributions to partners	(2,714,869)	(2,536,118)
Debt placement fee paid to General Partner	(4,324)	-
Net cash (used in) provided by financing activities	(2,719,193)	4,944,976

Net (decrease) in cash and cash equivalents	(4,910,719)	(5,650,233)

Cash and cash equivalents beginning of period	9,026,452	15,729,045

Cash and cash equivalents end of period	$4,115,733	$10,078,812

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The financial information presented as of any date other than December 31, 2009 has been prepared from the books and records without audit.  Financial information as of December 31, 2009 has been derived from the audited financial statements of the Partnership, but does not include all disclosures required by generally accepted accounting principles to be included in audited financial statements.  In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated, have been included.  For further information regarding the Partnership’s accounting policies, refer to the financial statements and related notes included in the Partnership’s annual report on Form 10-K for the year ended December 31, 2009.  Operating results for the nine months ended September 30, 2010 are not necessarily indicative of financial results that may be expected for the full year ended December 31, 2010.

Disclosure of Fair Value of Financial Instruments

Estimated fair value was determined by management using available market information and appropriate valuation methodologies.  However, judgment was necessary to interpret market data and develop estimated fair value. Cash, receivables, accounts payable and accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values as of September 30, 2010 and December 31, 2009.

The Partnership’s long-term debt consists of notes payable, which are secured by specific technology equipment and are nonrecourse liabilities of the Partnership. The estimated fair value of this debt at September 30, 2010 and December 31, 2009 approximates the carrying value of these instruments, due to the interest rates approximating current market values.

Disclosure about fair value of financial instruments is based on pertinent information available to management as of September 30, 2010 and December 31, 2009.

Revenue Recognition

Through September 30, 2010, we have primarily entered into operating leases.  Lease revenue is recognized on a monthly straight-line basis which is in accordance with the terms of the lease agreement.

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

Cash and cash equivalents

At September 30, 2010 cash was held in a total of seven accounts maintained at two separate financial institutions. The accounts were, in the aggregate, federally insured for up to $250,000 per institution.  At September 30, 2010, the total cash balances per institution were approximately as follows:

At September 30, 2010	Bank A	Bank B
Total bank balance	$755,000	$3,385,000
FDIC insurable limit	$ (250,000)	$ (250,000)
Uninsured amount	$505,000	$3,135,000

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

Recent Accounting Pronouncements

In August 2010, the FASB issued ASU No. 2010-22 (“ASC Update 2010-22”), Accounting for Various Topics – Technical Corrections  to SEC Paragraphs, An announcement made by the staff of the SEC. . This ASU amends various SEC paragraphs of the FASB’s Accounting Standards Codification as a result of external comments received and the issuance of the SEC Staff Accounting Bulletin (SAB) 112 in June of 2009.  The issuance of ASU 2010-22 is not expected to significantly change current practice. This update does not impact the Partnership’s current accounting and reporting practices.

In August 2010, the FASB issued ASU No. 2010-21. (“ASC Update 2010-21”), Accounting for Technical Amendments to Various SEC Rules and Schedules - Amendments to SEC Paragraphs Pursuant to Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies (SEC Update). This ASU amends various SEC paragraphs in the FASC pursuant to SEC Release No. 33-9026. The changes affect provisions relating to consolidation and reporting requirements under conditions of majority and minority ownership positions and ownership by both controlling and non-controlling entities.  The amendments also deal with redeemable and non-redeemable preferred stocks and convertible preferred stocks.  This update does not impact the Partnership’s current accounting and reporting practices.

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

3. Information Technology Equipment

The Partnership is the lessor of equipment under leases with periods that generally range from 12 to 36 months.  In general, associated costs such as repairs and maintenance, insurance and property taxes are paid by the lessee.

For the nine months ended September 30, 2010, the Partnership’s leasing operations consisted primarily of operating leases.  Operating lease revenue is recognized on a monthly basis in accordance with the terms of the lease agreement.

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

The Partnership determined that no impairment charge was necessary at September 30, 2010 and 2009.

Remarketing fees will be paid to the leasing companies from which the Partnership purchases leases.  These are fees that are earned by the leasing companies when the initial terms of the lease have been met and the lessee extends or renews the lease, or the equipment is sold.  The General Partner believes that this strategy adds value since it entices the leasing company to remain actively involved with the lessee and encourages potential extensions, remarketing or sale of equipment.  This strategy is designed to minimize any conflicts the leasing company may have with a new lessee and may assist in maximizing overall portfolio performance.  The remarketing fee is tied into lease performance thresholds and is a factor in the negotiation of the up-front fee paid to the leasing company.  Remarketing fees were incurred of approximately $2,500 for the nine months ended September 30, 2010.

CCC, on behalf of the Partnership and on behalf of other affiliated partnerships, acquires technology equipment subject to associated debt obligations and lease agreements and allocates a participation in the cost, debt and lease revenue to the various partnerships based on certain risk factors.

The Partnership’s share of the equipment in which it participates with other partnerships at September 30, 2010 was approximately $13,436,000 and is included in the Partnership’s fixed assets on its balance sheet. The Partnership’s share of the outstanding debt associated with this equipment at September 30, 2010 was approximately $447,000.

The total cost of the equipment shared by the Partnership with other partnerships at September 30, 2010 was approximately $32,959,000. The total outstanding debt related to the equipment shared by the Partnership at September 30, 2010 was approximately $1,178,000.

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

The following is a schedule of future minimum rentals on non-cancellable operating leases at September 30, 2010:

Three Months ended December 31, 2010	$1,800,000
Year ended December 31, 2011	5,519,000
Year ended December 31, 2012	2,961,000
Year ended December 31, 2013	471,000
$10,751,000

The following lists the components of the net investment in direct financing leases at September 30, 2010:

Amount
Total minimum lease payments to be received	$35,000
Estimated residual value of leased equipment (unguaranteed)	5,000
Less: unearned income	(4,500)
Net investment in direct finance leases	$35,500

The following is a schedule of future minimum rentals on noncancelable direct financing leases at September 30, 2010:

Amount
Three Months ended December 31, 2010	$5,000
Year ended December 31, 2011	19,000
Year ended December 31, 2012	11,000
$35,000

4. Related Party Transactions

Receivables/Payables

As of September 30, 2010, the Partnership’s related party receivables and payables are short term, unsecured, and non-interest bearing.

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

Syndication costs
Syndication costs are payments for selling commissions, dealer manager fees, professional fees and other offering expenses relating to the syndication of the Partnership’s units.  Selling commissions were 8% of the partners’ contributed capital and dealer manager fees were 2% of the partners’ contributed capital.   These costs were deducted from partnership capital in the accompanying financial statements.

Equipment acquisition fee
The General Partner earns an equipment acquisition fee of 4% of the purchase price of each item of equipment purchased, as compensation for the negotiation of the acquisition of the equipment and lease thereof, or sale under a conditional sales contract.   This fee is prepaid at the time of a limited partners’ capital contribution, and earned as equipment is acquired.  At September 30, 2010, the remaining balance of prepaid acquisition fees was approximately $253,000, which is expected to be earned in future periods.

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

For the Nine months ended September 30,	2010		2009
we incurred the following:

Reimbursable expenses		$1,207,000		$1,015,000
Syndication costs	$	----		$1,016,000
Equipment acquisition fee		$235,000		$488,000
Debt placement fee		$4,000	$	---
Equipment management fee		$282,000		$163,000
Equipment liquidation fee	$	---		$6,000

5. Notes Payable

Notes payable consisted of the following approximate amounts:

	September 30, 2010	December 31, 2009

Installment note payable to bank; interest at 5.25% due in monthly installments of $8,003 including interest, with final payment in November 2010	$16,000	$86,000

Installment note payable to bank; interest at 5.75% due in quarterly installments of $37,927 including interest, with final payments in January 2011	74,000	182,000

Installment notes payable to bank; interest ranging from 6.21% to 7.5% due in monthly and quarterly installments of $585 and $8,843 including interest, with final payment in October 2012	95,000	31,000

Installment note payable to bank; interest at 7.50% due in monthly installments of $10,665 including interest, with final payment in April 2013	300,000	-
	$485,000	$299,000

The notes are secured by specific technology equipment and are nonrecourse liabilities of the Partnership.  As such, the notes do not contain any debt covenants with which we must comply on either an annual or quarterly basis.  Aggregate maturities of notes payable for each of the periods subsequent to September 30, 2010 are as follows:

Amount
Three months ending December 31, 2010	$91,000
Year ended December 31, 2011	193,000
Year ended December 31, 2012	159,000
Year ended December 31, 2013	42,000
$485,000

6. Supplemental Cash Flow Information

Other noncash activities included in the determination of net loss are as follows:

Nine months ended September 30,	2010	2009
Lease revenue net of interest expense on notes payable realized as a result of direct payment of principal by lessee to bank	$ 247,000	$194,000

No interest or principal on notes payable was paid by the Partnership because direct payment was made by lessee to the bank in lieu of collection of lease income and payment of interest and principal by the Partnership.

Noncash investing and financing activities include the following:

Nine months ended September 30,	2010	2009
Debt assumed in connection with purchase of technology equipment	$432,000	$ -

Equipment acquisition fees earned by General Partner upon purchase of equipment	$235,000	$488,000

During the period ended September 30, 2010, the Partnership wrote-off fully amortized acquisition fees of approximately $33,000.

7. Commitments and Contingencies

On June 18, 2010, Commonwealth Capital Corp. (the parent of our general partner) filed suit on our behalf against Allied Health Care Services Inc. (“Allied”).  Allied is a lessee of medical equipment, and has failed to make its monthly lease payments since March 2010.  Our suit for breach of contract against Allied and its owner, Charles K. Schwartz, pursuant to a partial personal guaranty, was filed in the U.S. District Court for the District of New Jersey (Case No 2:10-cv-03135), and seeks payment of all outstanding rents, the value of leased equipment, and all costs of collection, including attorney’s fees.

On August 19, 2010, an involuntary petition for relief under Chapter 7 of the Bankruptcy Code was filed against Allied in the U.S. Bankruptcy Court for the District of New Jersey.  On September 3, 2010, Charles Schwartz, the owner of Allied, was arrested by the FBI for alleged mail fraud in connection with his medical equipment leasing business.  Additionally, Commonwealth was one of the petitioning creditors in an involuntary Chapter 7 bankruptcy petition filed against Mr. Schwartz personally on September 17, 2010, in the same court.

In an effort to reduce potential loss related to the Allied matter, our general partner ceased booking revenues on the Allied leases completely in July 2010, thereby eliminating future equipment management fees on the Allied leases.

Due to the bankruptcy proceedings, management can not determine, at this time, the status of the equipment leased to Allied or the amounts that may ultimately be paid to us from the bankruptcy estates.  Our share of exposure related to the equipment of the Allied default (if no rent is collected, the equipment is not paid for and/or we are unable to obtain performance under partial personal guaranty) is approximately $2,254,000 as of September 30, 2010 net of an approximately 70% reserve taken against the Allied receivables.

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

See Note 2 to our condensed financial statements included herein for a discussion of recent accounting pronouncements.

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

According to the North American Equipment Dealers Association, American companies are increasing their purchases of equipment and software at the fastest pace since the late 1990's, in order to replace older equipment or to improve efficiency.

In October 2010, the ELFA released its 2010 State of the Equipment Finance Industry Report.  According to the report, the Commerce Department stated that equipment purchases in the second quarter of 2010 increased by nearly 22% (based on an inflation-adjusted annual rate). Also, with more restrictive bank regulations and capital requirements, corporations have reduced commercial borrowing for new equipment purchases.  Given the tighter lending environment, corporations have been relying on internal liquidity to finance new equipment investments, according to the report.

The ELFA reports states that the trend of equipment finance volume improved significantly from April 2010 to July 2010, as evidenced by the slowing decline of month over month new business volume comparisons, and that many industry leaders and analysts expect significant growth to return over the next 4 quarters.

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

 REVENUE RECOGNITION

Through September 30, 2010, we have primarily entered into operating leases.  Lease revenue is recognized on a monthly straight-line basis which is in accordance with the terms of the lease agreement.

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

LIQUIDITY AND CAPITAL RESOURCES

Sources of Cash

Our primary source of cash for the nine months ended September 30, 2010 was cash provided by operating activities of approximately $3,246,000.  This compares to the nine months ended September 30, 2009 where our primary source of cash was from limited partner contributions of approximately $8,501,000.  Our public offering terminated on March 6, 2009 with 1,810,311 units sold for a total of approximately $36,000,000 in limited partner contributions.

Uses of Cash

Our primary use of cash for the nine months ended September 30, 2010 was for the purchase of new information technology equipment of approximately $5,438,000 and also for distributions to partners of approximately $2,715,000.  For the nine months ended September 30, 2009 distributions to partners were approximately $2,536,000, capital expenditures for new information technology equipment were approximately $12,192,000 and syndication costs were approximately $1,016,000.

With the public offering complete, syndication costs no longer comprise a material part of annual expenditures. As management focuses on additional equipment acquisitions and funding limited partner distributions, capital expenditures and distributions are expected to continue to increase overall during the remainder of 2010. We intend to invest approximately $3,000,000 in additional equipment during the remainder of 2010.  The acquisition of this equipment will be funded by the remaining cash which was raised through limited partner contributions during the initial offering period, lease revenues and debt financing. Any debt service will be funded through cash flows from lease rental payments, and not from public offering proceeds.

Cash from Operating Activities

Cash was provided by operating activities for the nine months ended September 30, 2010 of approximately $3,246,000, which includes a net loss of approximately $763,000 and depreciation and amortization expenses of approximately $4,710,000. Other noncash activities included in the determination of net loss includes direct payments to banks by lessees of approximately $247,000.

This compares to the nine months ended September 30, 2009 where cash was provided by operating activities of approximately $1,680,000, which includes a net loss of approximately $464,000 and depreciation and amortization expenses of approximately $2,593,000. Other noncash activities included in the determination of net loss include direct payments to banks by lessees of approximately $194,000.

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

Cash and cash equivalents

At September 30, 2010 cash was held in a total of seven accounts maintained at two separate financial institutions. The accounts were, in the aggregate, federally insured for up to $250,000 per institution.  At September 30, 2010, the total cash balances per institution were approximately as follows:

At September 30, 2010	Bank A	Bank B
Total bank balance	$755,000	$3,385,000
FDIC insurable limit	$ (250,000)	$ (250,000)
Uninsured amount	$505,000	$3,135,000

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

As of September 30, 2010, we had future minimum rentals on non-cancelable operating leases of approximately $1,800,000 for the balance of the year ending December 31, 2010 and approximately $8,951,000 thereafter. As of September 30, 2010, we had future minimum rentals on non-cancelable finance leases of approximately $5,000 for the balance of the year ending December 31, 2010 and approximately $30,000 thereafter.

As of September 30, 2010, our debt was approximately $485,000 with interest rates ranging from 5.25% to 7.50% and will be payable through April 2013.

RESULTS OF OPERATIONS

Three months ended September 30, 2010 compared to
 three months ended September 30, 2009

Revenue

For the three months ended September 30, 2010, we recognized revenue of approximately $1,829,000. This compares to the three months ended September 30, 2009, where we recognized revenue of approximately $1,526,000. This increase in revenue from the prior period is primarily due to an increase in lease revenue.

Our lease revenue increased to approximately $1,819,000 for the three months ended September 30, 2010, from approximately $1,479,000 for the three months ended September 30, 2009.  This increase was primarily due the acquisition of new lease agreements since the three months ended September 30, 2009.

Interest revenue from cash held at financial institutions decreased to approximately $14,000 for the three months ended September 30, 2010 from approximately $29,000 for the three months ended September 30, 2009 which is consistent with the decrease in cash due to equipment purchases associated with a larger portfolio. The amounts in such accounts that generate interest revenue will fluctuate throughout 2010 due to many factors, including the pace of cash receipts, equipment acquisitions and distributions to limited partners.

Sale of Information Technology Equipment

We sold equipment with a net book value of $10,000 for the three months ended September 30, 2010 for a net loss of $4,000. For the three months ended September 30, 2009 we sold equipment with a net book value of $185,000 for a net gain of $19,000.

Operating Expenses

Our operating expenses, excluding depreciation, primarily consist of accounting and legal fees, outside service fees and reimbursement of expenses to CCC for administration and operation of the Partnership.  These expenses increased to approximately $370,000 for the three months ended September 30, 2010, from approximately $289,000 for the three months ended September 30, 2009.  This increase is primarily attributable to increases in administrative and legal expenses associated with management of the fund.

Equipment Management Fees

We pay an equipment management fee to our general partner for managing our equipment portfolio. The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases and 2% of the gross lease revenue attributable to equipment that is subject to finance leases. The total equipment management fee increased to approximately $91,000 for the three months ended September 30, 2010 from approximately $74,000 for the three months ended September 30, 2009, which is consistent with the increase in lease volume and revenue. As offering proceeds continue to be utilized for the acquisition of equipment, management fees are expected to increase throughout the reminder of 2010 as our equipment and lease portfolio grows.

Depreciation and Amortization Expense

Depreciation and amortization expenses consist of depreciation on technology equipment and amortization of equipment acquisition fees. These expenses increased to approximately $1,712,000 for the three months ended September 30, 2010, from approximately $1,171,000 for the three months ended September 30, 2010. This increase was due to the acquisition of new equipment associated with the purchase of new leases.

We determined no impairment charge was necessary at September 30, 2010 and 2009.

Net Income (Loss)

For the three months ended September 30, 2010, we recognized revenue of approximately $1,829,000 and expenses of approximately $2,327,000, resulting in a net loss of approximately $498,000.  This net loss is primarily due to an increase in depreciation expenses, increased equipment management fees and an increase in operating expenses associated with a larger portfolio of equipment compared to the three months ended September 30, 2009.

Nine months ended September 30, 2010 compared to
 nine months ended September 30, 2009

Revenue

For the nine months ended September 30, 2010, we recognized revenue of approximately $5,682,000. This compares to the nine months ended September 30, 2009, where we recognized revenue of approximately $3,449,000.  This increase in revenue from the prior period is primarily due to an increase in lease revenue.

Our lease revenue increased to approximately $5,643,000 for the nine months ended September 30, 2010, from approximately $3,257,000 for the nine months ended September 30, 2009.  This increase was primarily due the acquisition of new lease agreements since the nine months ended September 30, 2009.

Interest revenue from cash held at financial institutions decreased to approximately $43,000 for the nine months ended September 30, 2010 from approximately $177,000 for the nine months ended September 30, 2009 which is consistent with the decrease in cash due to equipment purchases associated with a larger portfolio. The amounts in such accounts that generate interest revenue will fluctuate throughout 2010 due to many factors, including the pace of cash receipts, equipment acquisitions and distributions to limited partners.

Sale of Information Technology Equipment

We sold equipment with a net book value of $10,000 for the nine months ended September 30, 2010 for a net loss of $4,000. For the nine months ended September 30, 2009 we sold equipment with a net book value of $190,000 for a net gain of $15,000.

Operating Expenses

Our operating expenses, excluding depreciation, primarily consist of accounting and legal fees, outside service fees and reimbursement of expenses to CCC for administration and operation of the Partnership.  These expenses increased to approximately $1,222,000 for the nine months ended September 30, 2010, from approximately $1,048,000 for the nine months ended September 30, 2009.  This increase is primarily attributable to increases in administrative and legal expenses associated with management of the fund and was partially offset by a decrease in due diligence expenses related to our public offering which terminated in March 2009.

Equipment Management Fees

We pay an equipment management fee to our general partner for managing our equipment portfolio. The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases and 2% of the gross lease revenue attributable to equipment that is subject to finance leases. The total equipment management fee increased to approximately $282,000 for the nine months ended September 30, 2010 from approximately $163,000 for the nine months ended September 30, 2009, which is consistent with the increase in lease volume and revenue. As offering proceeds continue to be utilized for the acquisition of equipment, management fees are expected to increase throughout the reminder of 2010 as our equipment portfolio grows.

Organizational Costs

We did not incur organizational costs during the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 which were approximately $89,000. This decrease is a result of our offering ending in March 2009.

Depreciation and Amortization Expense

Depreciation and amortization expenses consist of depreciation on technology equipment and amortization of equipment acquisition fees. These expenses increased to approximately $4,710,000 for the nine months ended September 30, 2010, from approximately $2,593,000 for the nine months ended September 30, 2009. This increase was due to the acquisition of new equipment associated with the purchase of new leases.

We determined no impairment charge was necessary at September 30, 2010 and 2009.

Net Income (Loss)

For the nine months ended September 30, 2010, we recognized revenue of approximately $5,682,000 and expenses of approximately $6,445,000, resulting in a net loss of approximately $763,000.  This net loss is primarily due to an increase in depreciation expenses, increased equipment management fees and an increase in operating expenses associated with a larger portfolio of equipment compared to the nine months ended September 30, 2009.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

N/A

Item 4T.  Controls and Procedures

Our management, under the supervision and with the participation of the principal executive officer and principal financial officer, have evaluated the effectiveness of our controls and procedures related to our reporting and disclosure obligations as of September 30, 2010 which is the end of the period covered by this Quarterly Report on Form 10-Q.  Based on that evaluation, the principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to provide that (a) material information relating to us, including our consolidated affiliates is made known to these officers by us and our consolidated affiliates’ other employees, particularly material information related to the period for which this periodic report is being prepared; and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the rules and forms promulgated by the Securities and Exchange Commission.  There have been no significant changes in the General Partner’s internal controls or in other factors that could significantly affect our disclosure controls and procedures in the third quarter of 2010 or subsequent to the date of the evaluation.

Part II:   OTHER INFORMATION

Item 1.   Legal Proceedings

On June 18, 2010, Commonwealth Capital Corp. (the parent of our general partner) filed suit on our behalf against Allied Health Care Services Inc. (“Allied”).  Allied is a lessee of medical equipment, and has failed to make its monthly lease payments since March 2010.  Our suit for breach of contract against Allied and its owner, Charles K. Schwartz, pursuant to a partial personal guaranty, was filed in the U.S. District Court for the District of New Jersey (Case No 2:10-cv-03135), and seeks payment of all outstanding rents, the value of leased equipment, and all costs of collection, including attorney’s fees.

On August 19, 2010, an involuntary petition for relief under Chapter 7 of the Bankruptcy Code was filed against Allied in the U.S. Bankruptcy Court for the District of New Jersey.  On September 3, 2010, Charles Schwartz, the owner of Allied, was arrested by the FBI for alleged mail fraud in connection with his medical equipment leasing business.  Additionally, Commonwealth was one of the petitioning creditors in an involuntary Chapter 7 bankruptcy petition filed against Mr. Schwartz personally on September 17, 2010, in the same court.

In an effort to reduce potential loss related to the Allied matter, our general partner ceased booking revenues on the Allied leases completely in July 2010, thereby eliminating future equipment management fees on the Allied leases.

Due to the bankruptcy proceedings, management can not determine, at this time, the status of the equipment leased to Allied or the amounts that may ultimately be paid to us from the bankruptcy estates.  Our share of exposure related to the equipment of the Allied default (if no rent is collected, the equipment is not paid for and/or we are unable to obtain performance under partial personal guaranty) is approximately $2,254,000 as of September 30, 2010 net of an approximately 70% reserve taken against the Allied receivables.

Commonwealth is aggressively pursuing all of our rights against both Allied and Mr. Schwartz to recover any potential assets to the greatest extent possible.

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

COMMONWEALTH INCOME & GROWTH FUND VI
BY: COMMONWEALTH INCOME & GROWTH FUND, INC., General Partner

November 15, 2010	By: /s/ Kimberly A. Springsteen-Abbott
Date	Kimberly A. Springsteen-Abbott
Chief Executive Officer

November 15, 2010	By: /s/ Lynn A. Franceschina
Date	Lynn A. Franceschina
Executive Vice President, Chief Operating Officer