Form 10-Q
period 2011-03-31
Commonwealth Income & Growth Fund VI
filed 2011-05-16
CIK 1351901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011    or

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

FORM 10-Q
March 31, 2011

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

Commonwealth Income & Growth Fund VI
Condensed Balance Sheets

	March 31,	December 31,
	2011	2010
	(unaudited)

ASSETS

Cash and cash equivalents	$2,322,027	$2,114,823
Lease income receivable, net of reserve of approximately $319,000 and $299,000
at March 31, 2011 and December 31, 2010, respectively	531,088	483,763
Accounts receivable, Commonwealth Capital Corp.	302,277	727,961
Other receivables	1,133	1,133
Prepaid expenses	14,133	7,703
	3,170,658	3,335,383

Net investment in finance leases	214,283	234,348

Technology equipment, at cost	26,592,954	26,954,695
Accumulated depreciation	(12,023,287)	(10,904,949)
	14,569,667	16,049,746

Equipment acquisition costs and deferred expenses, net of
accumulated amortization of approximately $515,000 and $507,000 at March 31, 2011 and December 31, 2010, respectively	477,328	543,466
Prepaid acquisition fees	148,777	167,026
	626,105	710,492

Total Assets	$18,580,713	$20,329,969

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES
Accounts payable	$101,394	$97,520
Accounts payable, General Partner	41,760	30,407
Other accrued expenses	48,231	54,219
Unearned lease income	171,627	460,891
Notes payable	620,126	725,895
Total Liabilities	983,138	1,368,932

PARTNERS' CAPITAL
General Partner	1,000	1,000
Limited Partners	17,596,575	18,960,037
Total Partners' Capital	17,597,575	18,961,037

Total Liabilities and Partners' Capital	$18,580,713	$20,329,969

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund VI
Condensed Statements of Operations
(unaudited)

	Three Months Ended

	March 31,	March 31,
	2011	2010

Revenue
Lease	$1,878,675	$1,777,155
Interest and other	15,695	16,759
Gain (Loss) on sale of computer equipment	60,282	177
Total revenue	1,954,652	1,794,091

Expenses
Operating, excluding depreciation	459,658	402,849
Equipment management fee, General Partner	94,487	88,957
Interest	9,740	4,110
Depreciation	1,744,884	1,351,392
Bad debt expense	20,000	-
Amortization of equipment acquisition costs and deferred expenses	84,388	70,392
Total expenses	2,413,157	1,917,700

Net (loss)	$(458,505)	$(123,609)

Net (loss) allocated to Limited Partners	$(467,555)	$(132,659)

Net (loss) per equivalent limited partnership unit	$(0.26)	$(0.07)

Weighted average number of equivalent
limited partnership units outstanding
during the year	1,809,911	1,809,911

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund VI
Condensed Statements of Partners' Capital
(unaudited)

	General	Limited
	Partner	Partner	General	Limited
	Units	Units	Partner	Partners	Total
Balance, January 1, 2011	50	1,809,911	1,000	18,960,037	18,961,037
Net income (loss)	-	-	9,050	(467,555)	(458,505)
Distributions	-	-	(9,050)	(895,907)	(904,957)
Balance, March 31, 2011	50	1,809,911	$1,000	$17,596,575	$17,597,575

	see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund VI
Condensed Statements of Cash Flows
(unaudited)

	Three Months Ended

	March 31,	March 31,
	2011	2010

Net cash provided by operating activities	$1,289,007	$972,469

Cash flows from investing activities
Capital expenditures	(454,038)	(2,307,084)
Payment from finance leases	27,677	4,836
Net proceeds from the sale of computer equipment	249,515	381
Net cash (used in) investing activities	(176,846)	(2,301,867)

Cash flows from financing activities
Distributions to partners	(904,957)	(904,956)
Net cash (used in) financing activities	(904,957)	(904,956)

Net increase (decrease) in cash and cash equivalents	207,204	(2,234,354)

Cash and cash equivalents at at beginning of the period	2,114,823	9,026,452

Cash and cash equivalents at end of the period	$2,322,027	$6,792,098

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The financial information presented as of any date other than December 31, 2010 has been prepared from the books and records without audit.  Financial information as of December 31, 2010 has been derived from the audited financial statements of the Partnership, but does not include all disclosures required by generally accepted accounting principles to be included in audited financial statements.  In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated, have been included.  For further information regarding the Partnership’s accounting policies, refer to the financial statements and related notes included in the Partnership’s annual report on Form 10-K for the year ended December 31, 2010.  Operating results for the three months ended March 31, 2011 are not necessarily indicative of financial results that may be expected for the full year ended December 31, 2011.

Disclosure of Fair Value of Financial Instruments

Estimated fair value was determined by management using available market information and appropriate valuation methodologies.  However, judgment was necessary to interpret market data and develop estimated fair value. Cash, receivables, accounts payable and accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values as of March 31, 2011 and December 31, 2010.

The Partnership’s long-term debt consists of notes payable, which are secured by specific computer equipment and are nonrecourse liabilities of the Partnership. The estimated fair value of this debt at March 31, 2011 and December 31, 2010 approximates the carrying value of these instruments, due to the interest rates approximating current market values.

Disclosure about fair value of financial instruments is based on pertinent information available to management as of March 31, 2011 and December 31, 2010.

Cash and cash equivalents

We consider cash and cash equivalents to be cash on hand and highly liquid investments with an original maturity of 90 days or less.

At March 31, 2011, cash was held in a total of seven accounts maintained at two separate financial institutions with an aggregate balance of approximately $2,337,000. Bank accounts are federally insured up to $250,000, while pursuant to the Dodd/Frank Act of 2010, some accounts are fully insured by the FDIC.  At March 31, 2011, the total cash balance was as follows:

At March 31, 2011	Balance
Total bank balance	$2,337,000
FDIC insured	(883,000)
Uninsured amount	$1,454,000

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

Recent Accounting Pronouncements

In April of 2011, the FASB issued ASU No. 2011-03 (“ASC Update 2011-03”), Reconsideration of Effective Control for Repurchase Agreements. This ASU is intended to improve financial reporting of repurchase agreements (“repos”) and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. The amendments in this Update are effective for the fiscal quarters and years that start on or after December 15, 2011. Early adoption is not permitted.  The Partnership is currently evaluating the effect this ASU will have on its financial statements.

In April 2011, the FASB issued ASU No. 2011-02 (“ASC Update 2011-02”) A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.  This ASU provides additional guidance on a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties.  The additional guidance is intended to create additional consistency in the application of generally accepted accounting principles (GAAP) for debt restructuring. The amendments in this Update are effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. The Partnership is currently evaluating the effect this ASU will have on its financial statements.

In January 2011, the FASB issued ASU No. 2011-01 (“ASC Update 2011-01”), Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20.  This ASU temporarily delays the effective date for public entities of the disclosures about troubled debt restructurings (TDRs) in ASU No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.  Currently, that guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011. The Partnership is currently evaluating the effect this ASU will have on its financial statements.

3. Information Technology Equipment

The Partnership is the lessor of equipment under leases with periods that generally will range from 12 to 48 months.  In general, associated costs such as repairs and maintenance, insurance and property taxes are paid by the lessee. The Partnership determined that no impairment analysis was necessary at March 31, 2011 and 2010 as no impairment indicators were noted.

Remarketing fees will be paid to the leasing companies from which the Partnership purchases leases.  These are fees that are earned by the leasing companies when the initial terms of the lease have been met.  The General Partner believes that this strategy adds value since it entices the leasing company to remain actively involved with the lessees and encourages potential extensions, remarketing or sale of equipment.  This strategy is designed to minimize any conflicts the leasing company may have with a new lessee and may assist in maximizing overall portfolio performance.  The remarketing fee is tied into lease performance thresholds and is a factor in the negotiation of the fee.  No such fees were paid for the three months ended March 31, 2011 and 2010.

The Partnership’s share of the equipment in which it participates with other partnerships at March 31, 2011 was approximately $13,878,000 and is included in the Partnership’s fixed assets on its balance sheet. The total cost of the equipment shared by the Partnership with other partnerships at March 31, 2011 was approximately $34,064,000. The Partnership’s share of the outstanding debt associated with this equipment at March 31, 2011 was approximately $604,000. The total outstanding debt related to the equipment shared by the Partnership at March 31, 2011 was approximately $1,618,000.

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

The following is a schedule of future minimum rentals on non-cancellable operating leases at March 31, 2011:

Nine Months ended December 31, 2011	$4,759,000
Year ended December 31, 2012	3,725,000
Year ended December 31, 2013	1,132,000
Year ended December 31, 2014	2,000
$9,618,000

The following lists the components of the net investment in direct finance leases at March 31, 2011:

Amount
Total minimum lease payments to be received	$222,000
Estimated residual value of leased equipment (unguaranteed)	25,000
Less: unearned income	(33,000)
Net investment in direct finance leases	$214,000

Our finance lease customers operate in various industries, and we have no significant customer concentration in any one industry. We assess credit risk for all of our customers, including those that lease under finance leases. This credit risk is assessed using an internally developed model which incorporates credits scores from third party providers and our own customer risk ratings and is periodically reviewed. Our internal ratings are weighted based on the industry that the customer operates in.  Factors taken into consideration when assessing risk includes both general and industry specific qualitative and quantitative metrics.  We separately take in to consideration payment history, open lawsuits, liens and judgments.  Typically, we will not extend credit to a company that has been in business for less than 5 years or that has filed for bankruptcy within the same period. Our internally based model may classify a company as high risk based on our analysis of their audited financial statements. Additional considerations of high risk may include history of late payments, open lawsuits and liens or judgments. In an effort to mitigate risk, we typically require deposits from those in this category. The following table presents the credit risk profile, by creditworthiness category, of our finance lease receivables at March 31, 2011:

Risk Level	Percent of Total
Low	-%
Moderate-Low	-%
Moderate	100%
Moderate-High	-%
High	-%
Net finance lease receivable	100%

As of March 31, 2011 we determined that we did not have a need for an allowance for uncollectible accounts associated with any of our finance leases, as there was no material risk of default.

The following is a schedule of future minimum rentals on noncancelable direct financing leases at March 31, 2011:

Amount
Nine Months ended December 31, 2011	$83,000
Year ended December 31, 2012	103,000
Year ended December 31, 2013	36,000
$222,000

4. Related Party Transactions

Receivables/Payables

As of March 31, 2011, the Partnership’s related party receivables and payables are short term, unsecured, and non-interest bearing.

Three months ended March 31,	2011	2010

Reimbursable expenses
Reimbursable expenses, which are charged to the Partnership by CCC in connection with the administration and operation of the Partnership, are allocated to the Partnership based upon several factors including, but not limited to, the number of investors, compliance issues, and the number of existing leases.	$418,000	$361,000

Equipment acquisition fee
The General Partner earned an equipment acquisition fee of 4% of the purchase price of each item of equipment purchased as compensation for the negotiation of the acquisition of the equipment and lease thereof or sale under a conditional sales contract. At March 31, 2011, the remaining balance of prepaid acquisition fees was approximately $149,000, which is expected to be earned in future periods.	$18,000	$92,000

Equipment management fee
The General Partner is entitled to be paid a monthly fee equal to the lesser of (i) the fees which would be charged by an independent third party for similar services for similar equipment or (ii) the sum of (a) two percent of (1) the gross lease revenues attributable to equipment which is subject to full payout net leases which contain net lease provisions plus (2) the purchase price paid on conditional sales contracts as received by the Partnership and (b) 5% of the gross lease revenues attributable to equipment which is subject to operating and capital leases.	$94,000	$89,000

5. Notes Payable

Notes payable consisted of the following approximate amounts:

	March 31, 2011	December 31, 2010

Installment note payable to bank; interest at 5.75% due in quarterly installments of $37,927 including interest, with final payments in January 2011	-	38,000

Installment note payable to bank; interest at 6.21% due in monthly installments of $585 including interest, with final payment in May 2012	16,000	19,000

Installment note payable to bank; interest at 7.50% due in quarterly installments of $8,843 including interest, with final payment in October 2012	57,000	65,000

Installment notes payable to bank; interest at 5.89% due in monthly installments from $7,104 to $9,514 including interest, with final payment in October 2012	301,000	331,000

Installment note payable to bank; interest at 7.50% due in monthly installments of $10,666 including interest, with final payment in April 2013	246,000	273,000
	$620,000	$726,000

The notes are secured by specific computer equipment and are nonrecourse liabilities of the Partnership.  As such, the notes do not contain any debt covenants with which we must comply on either an annual or quarterly basis.  Aggregate maturities of notes payable for each of the periods subsequent to March 31, 2011 are as follows:

Amount
Nine months ending December 31, 2011	$273,000
Year ended December 31, 2012	305,000
Year ended December 31, 2013	42,000
$620,000

6. Supplemental Cash Flow Information

Other noncash activities included in the determination of net loss are as follows:

Three months ended March 31,	2011	2010
Lease revenue net of interest expense on notes payable realized as a result of direct payment of principal by lessee to bank	$106,000	$61,000

No interest or principal on notes payable was paid by the Partnership because direct payment was made by lessee to the bank in lieu of collection of lease income and payment of interest and principal by the Partnership.

Noncash investing and financing activities include the following:

Three months ended March 31,	2011	2010
Equipment acquisition fees earned by General Partner upon purchase of equipment from prepaid acquisition fees	$18,000	$92,000

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

In an effort to reduce potential loss related to the Allied matter, we ceased booking revenues on the Allied leases completely in July 2010, thereby eliminating future equipment management fees on the Allied leases.

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

Our share of exposure related to the Allied default (if no rent is collected, the equipment is not paid for and/or we are unable to obtain performance under partial personal guaranty) is approximately $1,700,000 as of March 31, 2011 net of a reserve taken against substantially all the Allied receivables.

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

The Equipment Lease Finance Association (“ELFA”) Monthly Leasing and Finance Index which reports economic activity for the $521 billion equipment finance sector, showed overall new business volume for the 1st quarter of 2011 increasing 27% over the first quarter of 2010.  Credit quality continues to improve as the rate of receivables aged in excess of 60 days has improved on average by 33% from the 1st quarter of 2010 through the 1st quarter of 2011.  The increase in new business volume is due largely to companies replacing aging equipment and expanding capacity in response to a recovering economy.  For 2011-2012 ELFA has forecast a 12% increase in finance volume over 2010.

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

REVENUE RECOGNITION

Through March 31, 2011, the Partnership’s leasing operations consisted of operating and direct finance leases.  Operating lease revenue is recognized on a monthly basis in accordance with the terms of the lease agreement. For finance leases, we record, at lease inception, unearned finance lease income which is calculated as follows: total lease payments, plus any residual value and initial direct costs, less the cost of the leased equipment. Interest income is earned on the finance lease receivable over the lease term using the interest method.  As required, at each reporting period, management evaluates the finance lease for impairment and considers any need for an allowance for credit losses.

Our leases do not contain any step-rent provisions or escalation clauses nor are lease revenues adjusted based on any index.

We review a customer’s credit history before extending credit. In the event of a default, we may establish a provision for uncollectible accounts receivable based upon the credit risk of specific customers, historical trends or other information.

LONG-LIVED ASSETS

We evaluate our long-lived assets when events or circumstances indicate that the value of the asset may not be recoverable.  We determine whether impairment exists by estimating the undiscounted cash flows to be generated by each asset.  If the estimated undiscounted cash flows are less than the carrying value of the asset then impairment exists.  The amount of the impairment is determined based on the difference between the carrying value and the fair value.  The fair value is determined based on estimated discounted cash flows to be generated by the asset. We determined no impairment analysis was necessary at March 31, 2011 and 2010 as no impairment indicators were noted.

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash

Our primary source of cash for the three months ended March 31, 2011 was cash provided by operating activities of approximately $1,289,000, and from net proceeds from the sale of computer equipment of approximately $250,000, compared to the three months ended March 31, 2010 where our primary source of cash was provided by operating activities of approximately $972,000.  Our primary use of cash for the three months ended March 31, 2011 was for the purchase of new information technology equipment of approximately $454,000 and also for distributions to partners of approximately $905,000.  For the three months ended March 31, 2010, capital expenditures were approximately $2,307,000, and distributions to partners were approximately $905,000.

Cash was provided by operating activities for the three months ended March 31, 2011 of approximately $1,289,000, which includes a net loss of approximately $439,000 and depreciation and amortization expenses of approximately $1,829,000.  For the three months ended March 31, 2010 cash was also provided by operating activities of approximately $972,000, which includes a net loss of approximately $124,000 and depreciation and amortization expenses of approximately $1,422,000.

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

Capital expenditures and distributions are expected to continue to increase overall during the remainder of 2011, however, as management focuses on additional equipment acquisitions and funding limited partner distributions. We intend to invest approximately $4,000,000 in additional equipment during the remainder of 2011.  The acquisition of this equipment will be funded by the remaining cash which was raised through limited partner contributions during the initial offering period, lease revenues and debt financing. Any debt service will be funded from cash flows from lease rental payments.

We consider cash and cash equivalents to be cash on hand and highly liquid investments with an original maturity of 90 days or less.

At March 31, 2011, cash was held in a total of seven accounts maintained at two separate financial institutions with an aggregate balance of approximately $2,337,000. Bank accounts are federally insured up to $250,000, while pursuant to the Dodd/Frank Act of 2010, some accounts are fully insured by the FDIC.  At March 31, 2011, the total cash balance was as follows:

At March 31, 2011	Balance
Total bank balance	$2,337,000
FDIC insured	(883,000)
Uninsured amount	$1,454,000

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

Our investment strategy of acquiring computer equipment and generally leasing it under triple-net leases to operators who generally meet specified financial standards minimizes our operating expenses.  As of March 31, 2011, we had future minimum rentals on non-cancelable operating leases of approximately $4,759,000 for the balance of the year ending December 31, 2011 and approximately $4,859,000 thereafter. As of March 31, 2011, we had future minimum rentals on non-cancelable finance leases of approximately $83,000 for the balance of the year ending December 31, 2011 and approximately $139,000 thereafter.

As of March 31, 2011, our debt was approximately $620,000 with interest rates ranging from 5.89% to 7.50% and will be payable through April 2013.

RESULTS OF OPERATIONS

Three months ended March 31, 2011 compared to three months ended March 31, 2010

For the three months ended March 31, 2011, we recognized revenue of approximately $1,954,000 and expenses of approximately $2,3413,000, resulting in a net loss of approximately $459,000.  This net loss is primarily due to an increase in depreciation expenses, equipment management fees and operating expenses associated with a larger portfolio of equipment compared to the three months ended March 31, 2010. We also recorded $20,000 in bad debt expense for the three months ended March 31, 2011. For the three months ended March 31, 2010, we recognized revenue of approximately $1,794,000 and expenses of approximately $1,918,000, resulting in a net loss of approximately $124,000.

Our lease revenue increased to approximately $1,879,000 for the three months ended March 31, 2011, from approximately $1,777,000 for the three months ended March 31, 2010.  This increase was primarily due the acquisition of new lease agreements since the three months ended March 31, 2010.

We recognized gain on the sale of equipment of approximately $60,000 for the three months ended Mach 31, 2011. This compares to the three months ended March 31, 2010, when we recognized gain on the sale of computer equipment of approximately $200. The increase is primarily due to an increase in the amount of assets sold.

The balances in our revenue accounts will fluctuate throughout 2011 due to many factors, including the pace of cash receipts, equipment acquisitions and distributions to limited partners.

Our operating expenses, excluding depreciation, primarily consist of accounting and legal fees, outside service fees and reimbursement of expenses to CCC for administration and operation of the Partnership.  These expenses increased to approximately $460,000 for the three months ended March 31, 2011, from approximately $403,000 for the three months ended March 31, 2010.  This increase is primarily attributable to increases in administrative expenses as daily operations within the fund continue as the portfolio size was increased.

We pay an equipment management fee to our general partner for managing our equipment portfolio. The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases and approximately 2% of the gross lease revenue attributable to equipment that is subject to direct financing leases. The equipment management fee increased to approximately $94,000 for the three months ended March 31, 2011 from approximately $89,000 for the three months ended March 31, 2010, which is consistent with the increase in lease volume and revenue. As offering proceeds continue to be utilized for the acquisition of equipment, management fees are expected to increase throughout the reminder of 2011 as our equipment portfolio grows.

Depreciation and amortization expenses consist of depreciation on computer equipment and amortization of equipment acquisition fees. These expenses increased to approximately $1,829,000 for the three months ended March 31, 2011, from $1,422,000 for the three months ended March 31, 2010. This increase was due to the acquisition of new equipment associated with the purchase of new leases.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

N/A

Item 4.  Controls and Procedures

Our management, under the supervision and with the participation of the Chief Executive Officer and Principal Financial Officer, have evaluated the effectiveness of our controls and procedures related to our reporting and disclosure obligations as of March 31, 2011 which is the end of the period covered by this Quarterly Report on Form 10-Q.  Based on that evaluation, the Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures are effective to provide that (a) material information relating to us, including our consolidated affiliates is made known to these officers by us and our consolidated affiliates’ other employees, particularly material information related to the period for which this periodic report is being prepared; and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the rules and forms promulgated by the Securities and Exchange Commission.  There were no changes in the Partnership’s internal control over financial reporting during the first quarter of 2011 that have materially affected or are reasonably likely to materially affect its internal control over financial reporting.

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

In an effort to reduce potential loss related to the Allied matter, we ceased booking revenues on the Allied leases completely in July 2010, thereby eliminating future equipment management fees on the Allied leases.

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

Our share of exposure related to the Allied default (if no rent is collected, the equipment is not paid for and/or we are unable to obtain performance under partial personal guaranty) is approximately $1,700,000 as of March 31, 2011 net of a reserve taken against substantially all the Allied receivables.

Item 1A.   Risk Factors

Changes in economic conditions could materially and negatively affect our business.

Our business is directly impacted by factors such as economic, political, and market conditions, broad trends in industry and finance, legislative and regulatory changes, changes in government monetary and fiscal policies, and inflation, all of which are beyond our control.  Beginning in 2008 and continuing through 2010, general worldwide economic conditions experienced a downturn.  Although we are experiencing a modest improvement in the global economy in 2011, the economic recovery continues to remain somewhat weak, and a prolonged period of economic weakness could result in the following consequences, any of which could materially affect our business: lease delinquencies may increase; problem leases and defaults could increase; and demand for information technology products generally may decrease as businesses attempt to reduce expenses.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

       N/A

Item 3.     Defaults Upon Senior Securities

       N/A

Item 5.   Other Information

       N/A

Item 6.   Exhibits

31.1 RULE 15d-14(a) CERTIFICATION OF CHIEF EXECUTIVE OFFICER
31.2 RULE 15d-14(a) CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
32.1 SECTION 1350 CERTIFICATION OF CHIEF EXECUTIVE OFFICER
32.2 SECTION 1350 CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMONWEALTH INCOME & GROWTH FUND VI
BY: COMMONWEALTH INCOME & GROWTH FUND, INC., General Partner

May 16, 2011	By: /s/ Kimberly A. Springsteen-Abbott
Date	Kimberly A. Springsteen-Abbott
Chief Executive Officer

May 16, 2011	By: /s/ Lynn A. Franceschina
Date	Lynn A. Franceschina
Executive Vice President, Chief Operating Officer