Form 10-Q
period 2011-06-30
Commonwealth Income & Growth Fund VI
filed 2011-08-15
CIK 1351901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011    or

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

FORM 10-Q
JUNE 30, 2011

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

Commonwealth Income & Growth Fund VI
Condensed Balance Sheets

	June 30,	December 31,
	2011	2010
	(unaudited)

ASSETS
Cash and cash equivalents	$2,659,777	$2,114,823
Lease income receivable, net of reserve of approximately $319,000 and $299,000 at June 30, 2011 and December 31, 2010, respectively	528,634	483,763
Accounts receivable, Commonwealth Capital Corp.	280,901	727,961
Accounts receivable, General Partner	31,827	-
Other receivables	852	1,133
Prepaid expenses	9,232	7,703
	3,511,223	3,335,383

Net investment in finance leases	193,420	234,348

Technology equipment, at cost	25,966,264	26,954,695
Accumulated depreciation	(13,104,764)	(10,904,949)
	12,861,500	16,049,746

Equipment acquisition costs and deferred expenses, net of accumulated amortization of approximately $556,000 and $507,000 at June 30, 2011 and December 31, 2010, respectively	404,296	543,466
Prepaid acquisition fees	141,746	167,026
	546,042	710,492

Total Assets	$17,112,185	$20,329,969

LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES
Accounts payable	$92,371	$97,520
Accounts payable, General Partner	-	30,407
Other accrued expenses	43,430	54,219
Unearned lease income	212,951	460,891
Notes payable	535,888	725,895
Total Liabilities	884,640	1,368,932

PARTNERS CAPITAL
General Partner	1,000	1,000
Limited Partners	16,226,545	18,960,037
Total Partners' Capital	16,227,545	18,961,037

Total Liabilities and Partners' Capital	$17,112,185	$20,329,969

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund VI
Condensed Statements of Operations
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenue
Lease	$1,803,388	$2,046,745	$3,682,063	$3,823,899
Interest and other	12,688	12,070	28,383	28,829
Gain on sale of computer equipment	89	-	60,371	177
Total revenue	1,816,165	2,058,815	3,770,817	3,852,905

Expenses
Operating, excluding depreciation	375,446	449,039	835,104	851,888
Equipment management fee, General Partner	90,723	102,434	185,210	191,390
Interest	9,961	7,484	19,701	11,594
Depreciation	1,725,046	1,498,772	3,469,930	2,850,163
Amortization of equipment acquisition costs and deferred expenses	80,063	77,609	164,451	148,002
Bad debt expense	-	64,575	20,000	64,575
Total expenses	2,281,239	2,199,913	4,694,396	4,117,612

Net (loss)	$(465,074)	$(141,098)	$(923,579)	$(264,707)

Net (loss) allocated to Limited Partners	$(473,111)	$(150,148)	$(940,666)	$(282,806)

Net (loss) per equivalent limited partnership unit	$(0.26)	$(0.08)	$(0.52)	$(0.16)

Weighted average number of equivalent limited partnership units outstanding during the period	1,809,911	1,809,911	1,809,911	1,809,911

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund VI
Condensed Statement of Partners' Capital
For the six months ended June 30, 2011
(unaudited)

	General	Limited
	Partner	Partner	General	Limited
	Units	Units	Partner	Partners	Total
Balance, January 1, 2011	50	1,809,911	$1,000	$18,960,037	$18,961,037
Net income (loss)	-	-	17,087	(940,666)	(923,579)
Distributions	-	-	(17,087)	(1,792,826)	(1,809,913)
Balance, June 30, 2011	50	1,809,911	$1,000	$16,226,545	$16,227,545

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund VI
Condensed Statements of Cash Flow
(unaudited)

	Six Months ended
	June 30,	June 30,
	2011	2010

Net cash provided by operating activities	$2,520,825	$2,118,110

Investing activities:
Capital expenditures	(631,993)	(4,132,405)
Payments from finance leases	55,355	9,672
Equipment acquisition fees paid to General Partner	-	(20,568)
Net proceeds from the sale of computer equipment	410,680	381
Net cash (used in) investing activities	(165,958)	(4,142,920)

Financing activities:
Distributions to partners	(1,809,913)	(1,809,913)
Debt placement fee paid to General Partner	-	(4,324)
Net cash (used in) financing activities	(1,809,913)	(1,814,237)

Net increase (decrease) in cash and cash equivalents	544,954	(3,839,047)

Cash and cash equivalents beginning of period	2,114,823	9,026,452

Cash and cash equivalents end of period	$2,659,777	$5,187,405

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The financial information presented as of any date other than December 31, 2010 has been prepared from the books and records without audit.  Financial information as of December 31, 2010 has been derived from the audited financial statements of the Partnership, but does not include all disclosures required by generally accepted accounting principles to be included in audited financial statements.  In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated, have been included.  For further information regarding the Partnership’s accounting policies, refer to the financial statements and related notes included in the Partnership’s annual report on Form 10-K for the year ended December 31, 2010.  Operating results for the six months ended June 30, 2011 are not necessarily indicative of financial results that may be expected for the full year ended December 31, 2011.

Disclosure of Fair Value of Financial Instruments

Estimated fair value was determined by management using available market information and appropriate valuation methodologies.  However, judgment was necessary to interpret market data and develop estimated fair value. Cash, receivables, accounts payable and accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values as of June 30, 2011 and December 31, 2010.

The Partnership’s long-term debt consists of notes payable, which are secured by specific technology equipment and are nonrecourse liabilities of the Partnership. The estimated fair value of this debt at June 30, 2011 and December 31, 2010 approximates the carrying value of these instruments, due to the interest rates approximating current market values.

Disclosure about fair value of financial instruments is based on pertinent information available to management as of June 30, 2011 and December 31, 2010.

Cash and cash equivalents

We consider cash and cash equivalents to be cash on hand and highly liquid investments with an original maturity of 90 days or less.

At June 30, 2011, cash was held in a total of seven accounts maintained at two separate financial institutions with an aggregate balance of approximately $2,657,000. Bank accounts are federally insured up to $250,000, while pursuant to the Dodd/Frank Act of 2010, some accounts are fully insured by the FDIC.  At June 30, 2011, the total cash balance was as follows:

At June 30, 2011	Balance
Total bank balance	$2,657,000
FDIC insured	(893,000)
Uninsured amount	$1,764,000

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

Recent Accounting Pronouncements

In May of 2011, the FASB issued ASU No. 2011-04 (“ASC Update 2011-04”), Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRS. This ASU is intended to update the fair value measurement and disclosure requirements in US GAAP for measuring fair value and for disclosing information about fair value measurements.  Some of the amendments clarify the Board’s intent about application of existing fair value measurement requirements, while others change a particular principle or requirement for measuring or disclosing fair value measurement information.  The amendments in this update are for interim and annual periods beginning after December 15, 2011.  The Partnership is currently evaluating the effect this ASU will have on its financial statements.

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

In January 2011, the FASB issued ASU No. 2011-01 (“ASC Update 2011-01”), Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20.  This ASU temporarily delays the effective date for public entities of the disclosures about troubled debt restructurings (TDRs) in ASU No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.  This guidance was effective for interim and annual periods ending after June 15, 2011. The Partnership adopted this ASU during the second quarter of 2011 and it did not have a material effect on its financial statements.

3. Information Technology Equipment

The Partnership is the lessor of equipment under leases with periods that generally will range from 12 to 48 months.  In general, associated costs such as repairs and maintenance, insurance and property taxes are paid by the lessee.

Remarketing fees will be paid to the leasing companies from which the Partnership purchases leases.  These are fees that are earned by the leasing companies when the initial terms of the lease have been met and the lessee extends or renews the lease, or the equipment is sold.  The General Partner believes that this strategy adds value since it entices the leasing company to remain actively involved with the lessee and encourages potential extensions, remarketing or sale of equipment.  This strategy is designed to minimize any conflicts the leasing company may have with a new lessee and may assist in maximizing overall portfolio performance.  The remarketing fee is tied into lease performance thresholds and is a factor in the negotiation of the up-front fee paid to the leasing company.  No such fees were paid for the six months ended June 30, 2011 and 2010.

The Partnership’s share of the equipment in which it participates with other partnerships at June 30, 2011 was approximately $12,708,000 and is included in the Partnership’s fixed assets on its balance sheet. The total cost of the equipment shared by the Partnership with other partnerships at June 30, 2011 was approximately $34,064,000. The Partnership’s share of the outstanding debt associated with this equipment at June 30, 2011 was approximately $523,000. The total outstanding debt related to the equipment shared by the Partnership at June 30, 2011 was approximately $1,399,000.

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

The following is a schedule of future minimum rentals on non-cancellable operating leases at June 30, 2011:

Amount
Six Months ended December 31, 2011	$3,466,000
Year ended December 31, 2012	3,772,000
Year ended December 31, 2013	1,179,000
Year ended December 31, 2014	18,000
$8,435,000

The following lists the components of the net investment in direct financing leases at June 30, 2011:

Amount
Total minimum lease payments to be received	$194,000
Estimated residual value of leased equipment (unguaranteed)	25,000
Less: unearned income	(26,000)
Net investment in direct finance leases	$193,000

Our finance lease customers operate in various industries, and we have no significant customer concentration in any one industry. We assess credit risk for all of our customers, including those that lease under finance leases. This credit risk is assessed using an internally developed model which incorporates credits scores from third party providers and our own customer risk ratings and is periodically reviewed. Our internal ratings are weighted based on the industry that the customer operates in.  Factors taken into consideration when assessing risk include both general and industry specific qualitative and quantitative metrics.  We separately take in to consideration payment history, open lawsuits, liens and judgments.  Typically, we will not extend credit to a company that has been in business for less than 5 years or that has filed for bankruptcy within the same period. Our internally based model may classify a company as high risk based on our analysis of their audited financial statements. Additional considerations of high risk may include history of late payments, open lawsuits and liens or judgments. In an effort to mitigate risk, we typically require deposits from those in this category. The following table presents the credit risk profile, by creditworthiness category, of our finance lease receivables at June 30, 2011:

Risk Level	Percent of Total
Low	5%
Moderate-Low	-%
Moderate	38%
Moderate-High	57%
High	-%
Net finance lease receivable	100%

As of June 30, 2011 we determined that we did not have a need for an allowance for uncollectible accounts associated with any of our finance leases, as there was no material risk of default.

The following is a schedule of future minimum rentals on noncancelable direct financing leases at June 30, 2011:

Amount
Six Months ended December 31, 2011	$55,000
Year ended December 31, 2012	103,000
Year ended December 31, 2013	36,000
$194,000

4. Related Party Transactions

Receivables/Payables

As of June 30, 2011, the Partnership’s related party receivables and payables are short term, unsecured, and non-interest bearing.

Six months ended June 30,	2011	2010

Reimbursable expenses
Reimbursable expenses, which are charged to the Partnership by CCC in connection with the administration and operation of the Partnership, are allocated to the Partnership based upon several factors including, but not limited to, the number of investors, compliance issues, and the number of existing leases. See “Summary of Significant Accounting Policies- Reimbursable Expenses,” above.	$750,000	$839,000

Equipment acquisition fee
The General Partner earns an equipment acquisition fee of 4% of the purchase price of each item of equipment purchased, as compensation for the negotiation of the acquisition of the equipment and lease thereof, or sale under a conditional sales contract. At June 30, 2011, the remaining balance of prepaid acquisition fees was approximately $142,000, which is expected to be earned in future periods.	$25,000	$183,000

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
	$185,000	$191,000

5. Notes Payable

Notes payable consisted of the following approximate amounts:

	June 30, 2011	December 31, 2010

Installment note payable to bank; interest at 5.75% due in quarterly installments of $37,297 including interest, with final payment made in January 2011	$-	$38,000

Installment notes payable to bank; interest at 6.21% due in monthly installments of $585 including interest, with final payment in May 2012	12,000	19,000

Installment note payable to bank; interest at 7.50% due in quarterly installments of $8,843 including interest, with final payment made in October 2012	50,000	65,000

Installment notes payable to bank; interest at 5.89% due in monthly installments from $7,104 to $9,514 including interest, with final payments in October 2012	255,000	331,000

Installment notes payable to bank; interest at 7.50% due in monthly installments of $10,665 including interest, with final payments made in April 2013	219,000	273,000
	$536,000	$726,000

The notes are secured by specific technology equipment and are nonrecourse liabilities of the Partnership.  As such, the notes do not contain any debt covenants with which we must comply on either an annual or quarterly basis.  Aggregate maturities of notes payable for each of the periods subsequent to June 30, 2011 are as follows:

Amount
Six months ending December 31, 2011	$189,000
Year ended December 31, 2012	305,000
Year ended December 31, 2013	42,000
$536,000

6. Supplemental Cash Flow Information

Other noncash activities included in the determination of net loss are as follows:

Six months ended June 30,	2011	2010
Lease revenue net of interest expense on notes payable realized as a result of direct payment of principal by lessee to bank	$190,000	$149,000

No interest or principal on notes payable was paid by the Partnership because direct payment was made by lessee to the bank in lieu of collection of lease income and payment of interest and principal by the Partnership.

Noncash investing and financing activities include the following:

Six months ended June 30,	2011	2010
Debt assumed in connection with purchase of technology equipment	$-	$432,000

Equipment acquisition fees earned by General Partner upon purchase of equipment	$25,000	$183,000

At June 30, 2011, the Partnership wrote-off fully amortized acquisition and finance fees of approximately $115,000.

7. Commitments and Contingencies

On June 18, 2010, Commonwealth Capital Corp. (“Commonwealth”) (the parent of our general partner) filed suit on our behalf against Allied Health Care Services Inc. (“Allied”).  Allied is a lessee of medical equipment, and has failed to make its monthly lease payments since March 2010.  Our suit for breach of contract against Allied and its owner, Charles K. Schwartz, pursuant to a partial personal guaranty, was filed in the U.S. District Court for the District of New Jersey (Case No 2:10-cv-03135), seeking payment of all outstanding rents, the value of leased equipment, and all costs of collection, including attorney’s fees.

On August 19, 2010 our suit was automatically stayed when an involuntary petition for relief under Chapter 7 of the Bankruptcy Code was filed against Allied in the U.S. Bankruptcy Court for the District of New Jersey.  On September 3, 2010, Charles Schwartz, the owner of Allied, was arrested by the FBI for alleged mail fraud in connection with his medical equipment leasing business, a charge to which he later pled guilty.  Additionally, Commonwealth was one of the petitioning creditors in an involuntary Chapter 7 bankruptcy petition filed against Mr. Schwartz personally on September 17, 2010, in the same court.

We ceased booking revenues on the Allied leases completely in July 2010, thereby eliminating future equipment management fees payable to our general partner on the Allied leases.

Due to the bankruptcy proceedings, management can not determine, at this time, the status of the equipment leased to Allied or the amounts that may ultimately be paid to us from the bankruptcy estates.   The timeline for identifying and recovering assets is uncertain, with resolution depending in large part upon the Trustee’s resolution of certain legal disputes and the cooperation of the various parties involved. Due to the complexity of the alleged fraud and the number of parties involved, we expect that completion of asset recovery by the trustee, and distribution to creditors will take in excess of twelve months from the bankruptcy petition date.

Our share of exposure related to the Allied default (if no rent is collected, the equipment is not paid for and/or we are unable to obtain performance under partial personal guaranty) is approximately $1,500,000 as of June 30, 2011 net of a reserve taken against substantially all the Allied receivables.

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

Readers are also directed to other risks and uncertainties discussed in other documents we file with the SEC, including, without limitation, those discussed in Item 1A. “Risk Factors.” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed with the SEC. We undertake no obligation to update or revise any forward-looking information, whether as a result of new information, future developments or otherwise.

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

See Note 2 to our condensed financial statements included herein, for a discussion of recent accounting pronouncements.

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

The Equipment Leasing and Finance Association (“ELFA”) Monthly Leasing and Finance Index which reports economic activity for the $521 billion equipment finance sector, showed overall new business volume for the 2nd Quarter of 2011 increasing 28.5% relative to the second quarter of 2010.  Credit quality continues to improve as the rate of receivables aged in excess of 30 days has improved on average 24% from the 2nd quarter of 2010 through the 2nd quarter of 2011.  Sixty-three percent of ELFA reporting members reported submitting more transactions for approval during the 2nd quarter 2011 compared to the same period the year prior.  For 2011-2012 ELFA has forecast a 12% increase in finance volume year over year.

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

REVENUE RECOGNITION

Through June 30, 2011, the Partnership’s leasing operations consisted of operating and direct finance leases.  Operating lease revenue is recognized on a monthly basis in accordance with the terms of the lease agreement. For finance leases, we record, at lease inception, unearned finance lease income which is calculated as follows: total lease payments, plus any residual value and initial direct costs, less the cost of the leased equipment. Interest income is earned on the finance lease receivable over the lease term using the interest method.  As required, at each reporting period, management evaluates the finance lease for impairment and considers any need for an allowance for credit losses.

Our leases do not contain any step-rent provisions or escalation clauses nor are lease revenues adjusted based on any index.

We review a customer’s credit history before extending credit. In the event of a default, we may establish a provision for uncollectible accounts receivable based upon the credit risk of specific customers, historical trends or other information.

LONG-LIVED ASSETS

We evaluate our long-lived assets when events or circumstances indicate that the value of the asset may not be recoverable.  We determine whether impairment exists by estimating the undiscounted cash flows to be generated by each asset.  If the estimated undiscounted cash flows are less than the carrying value of the asset then impairment exists.  The amount of the impairment is determined based on the difference between the carrying value and the fair value.  The fair value is determined based on estimated discounted cash flows to be generated by the asset. We determined no impairment analysis was necessary at June 30, 2011 and 2010 as no impairment indicators were noted.

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of cash for the six months ended June 30, 2011 was cash provided by operating activities of approximately $2,521,000, and proceeds from the sale of equipment, in the amount of approximately $411,000, compared to the six months ended June 30, 2010 where our primary source of cash was provided by operating activities of approximately $2,118,000.

Our primary use of cash for the six months ended June 30, 2011 was for the purchase of new information technology equipment of approximately $632,000 and also for distributions to partners of approximately $1,810,000.  For the six months ended June 30, 2010 capital expenditures for new information technology equipment were approximately $4,132,000 and distributions to partners were approximately $1,810,000.

Cash was provided by operating activities for the six months ended June 30, 2011 of approximately $2,521,000, which includes a net loss of approximately $924,000 and depreciation and amortization expenses of approximately $3,634,000.  For the six months ended June 30, 2010 cash was also provided by operating activities of approximately $2,118,000, which includes a net loss of approximately $265,000 and depreciation and amortization expenses of approximately $2,998,000.

As we increase the size of our equipment portfolio, operating expenses will increase, which reflects the administrative costs of servicing the portfolio, but because of our investment strategy of leasing technology equipment primarily through triple-net leases, we avoid operating expenses related to equipment maintenance or taxes.  Depreciation expenses will likely increase more rapidly than operating expenses as we add technology equipment to our portfolio.

Capital expenditures and distributions are expected to increase during the remainder of 2011, however, as management focuses on additional equipment acquisitions and funding limited partner distributions. We intend to invest approximately $3,800,000 in additional equipment during the remainder of 2011.  The acquisition of this equipment will be funded by the remaining cash which was raised through limited partner contributions during the initial offering period, lease revenues and debt financing. Any debt service will be funded from cash flows from lease rental payments.

At June 30, 2011, cash was held in a total of seven accounts maintained at two separate financial institutions with an aggregate balance of approximately $2,657,000. Bank accounts are federally insured up to $250,000, while pursuant to the Dodd/Frank Act of 2010, some accounts are fully insured by the FDIC.  At June 30, 2011, the total cash balance was as follows:

At June 30, 2011	Balance
Total bank balance	$2,657,000
FDIC insured	(893,000)
Uninsured amount	$1,764,000

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

Our investment strategy of acquiring computer equipment and generally leasing it under triple-net leases to operators who generally meet specified financial standards minimizes our operating expenses. As of June 30, 2011, we had future minimum rentals on non-cancelable operating leases of approximately $3,466,000 for the balance of the year ending December 31, 2011 and approximately $4,969,000 thereafter. As of June 30, 2011, we had future minimum rentals on non-cancelable finance leases of approximately $55,000 for the balance of the year ending December 31, 2011 and approximately $139,000 thereafter.

As of June 30, 2011, our debt was approximately $536,000 with interest rates ranging from 5.89% to 7.50% and will be payable through April 2013.

RESULTS OF OPERATIONS

Three months ended June 30, 2011 compared to three months ended June 30, 2010

For the three months ended June 30, 2011, we recognized revenue of approximately $1,816,000 and expenses of approximately $2,281,000, resulting in a net loss of approximately $465,000.  This net loss is primarily due to an increase in depreciation expenses and a decrease in lease revenue.   For the three months ended June 30, 2010, we recognized revenue of approximately $2,059,000 and expenses of approximately $2,200,000, resulting in a net loss of approximately $141,000.

Our lease revenue decreased to approximately $1,803,000 for the three months ended June 30, 2011, from approximately $2,047,000 for the three months ended June 30, 2010.  This decrease is primarily due to the fund ceasing to record revenues (starting in July of 2010) associated with Allied Healthcare Services Inc, one of our lessees (See Legal Proceedings, below), and is partially offset by increases in new lease acquisitions.

Our operating expenses, excluding depreciation, primarily consist of accounting and legal fees, outside service fees and reimbursement of expenses to CCC for administration and operation of the Partnership. These expenses decreased to approximately $375,000 for the three months ended June 30, 2011, from approximately $449,000 for the three months ended June 30, 2010.  This decrease is primarily attributable to decreases in administrative expenses charged by CCC to the fund, due to a reduction in personnel costs associated with management of the fund.

We pay an equipment management fee to our general partner for managing our equipment portfolio. The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases and 2% of the gross lease revenue attributable to equipment that is subject to finance leases. The total equipment management fee decreased to approximately $91,000 for the three months ended June 30, 2011 from approximately $102,000 for the three months ended June 30, 2010, which is consistent with the decrease in lease revenue.

Depreciation and amortization expenses consist of depreciation on technology equipment and amortization of equipment acquisition fees. These expenses increased to approximately $1,805,000 for the three months ended June 30, 2011, from $1,576,000 for the three months ended June 30, 2010. This increase was due to the acquisition of new equipment associated with the purchase of new leases during 2010.

We sold equipment with a net book value of approximately $161,000 for the three months ended June 30, 2011 for a net gain of approximately $100. There was no equipment sold during the three months ended June 30, 2010.

Six months ended June 30, 2011 compared to Six months ended June 30, 2010

For the six months ended June 30, 2011, we recognized revenue of approximately $3,770,000 and expenses of approximately $4,694,000, resulting in a net loss of approximately $924,000.  This net loss is primarily due to an increase in depreciation expenses and a decrease in lease revenue compared to the six months ended June 30, 2010.   For the six months ended June 30, 2010, we recognized revenue of approximately $3,853,000 and expenses of approximately $4,118,000, resulting in a net loss of approximately $265,000.

Our lease revenue decreased to approximately $3,682,000 for the six months ended June 30, 2011, from approximately $3,824,000 for the six months ended June 30, 2010.  This decrease is primarily due to the fund ceasing to record revenues (starting in July of 2010), associated with Allied Healthcare Services Inc, one of our lessees, (See Legal Proceedings, below), and is partially offset by increases in new lease acquisitions.

Our operating expenses, excluding depreciation, primarily consist of accounting and legal fees, outside service fees and reimbursement of expenses to CCC for administration and operation of the Partnership.  These expenses decreased to approximately $835,000 for the six months ended June 30, 2011, from approximately $852,000 for the six months ended June 30, 2010.  This decrease is primarily attributable to decreases in administrative expenses charged by CCC to the fund, due to a reduction in personnel costs associated with management of the fund.

We pay an equipment management fee to our general partner for managing our equipment portfolio. The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases and 2% of the gross lease revenue attributable to equipment that is subject to finance leases. The total equipment management fee decreased to approximately $185,000 for the six months ended June 30, 2011 from approximately $191,000 for the six months ended June 30, 2010, which is consistent with the decrease in lease revenue.

Depreciation and amortization expenses consist of depreciation on technology equipment and amortization of equipment acquisition fees. These expenses increased to approximately $3,634,000 for the six months ended June 30, 2011, from $2,998,000 for the six months ended June 30, 2010. This increase was due to the acquisition of new equipment associated with the purchase of new leases.

We sold equipment with a net book value of approximately $350,000 for the six months ended June 30, 2011 for a net gain of approximately $60,000. For the six months ended June 30, 2010 we sold equipment with a net book value of approximately $200 for a net gain of approximately $200.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

N/A

Item 4.  Controls and Procedures

Our management, under the supervision and with the participation of the Chief Executive Officer and Principal Financial Officer, have evaluated the effectiveness of our controls and procedures related to our reporting and disclosure obligations as of June 30, 2011 which is the end of the period covered by this Quarterly Report on Form 10-Q.  Based on that evaluation, the Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures are effective to provide that (a) material information relating to us, including our consolidated affiliates is made known to these officers by us and our consolidated affiliates’ other employees, particularly material information related to the period for which this periodic report is being prepared; and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the rules and forms promulgated by the Securities and Exchange Commission.  There were no changes in the Partnership’s internal control over financial reporting during the second quarter of 2011 that have materially affected or are reasonably likely to materially affect its internal control over financial reporting.

Part II:   OTHER INFORMATION

Item 1.   Legal Proceedings

On June 18, 2010, Commonwealth Capital Corp. (“Commonwealth”) (the parent of our general partner) filed suit on our behalf against Allied Health Care Services Inc. (“Allied”).  Allied is a lessee of medical equipment, and has failed to make its monthly lease payments since March 2010.  Our suit for breach of contract against Allied and its owner, Charles K. Schwartz, pursuant to a partial personal guaranty, was filed in the U.S. District Court for the District of New Jersey (Case No 2:10-cv-03135), seeking payment of all outstanding rents, the value of leased equipment, and all costs of collection, including attorney’s fees.

On August 19, 2010 our suit was automatically stayed when an involuntary petition for relief under Chapter 7 of the Bankruptcy Code was filed against Allied in the U.S. Bankruptcy Court for the District of New Jersey.  On September 3, 2010, Charles Schwartz, the owner of Allied, was arrested by the FBI for alleged mail fraud in connection with his medical equipment leasing business, a charge to which he later pled guilty.  Additionally, Commonwealth was one of the petitioning creditors in an involuntary Chapter 7 bankruptcy petition filed against Mr. Schwartz personally on September 17, 2010, in the same court.

We ceased booking revenues on the Allied leases completely in July 2010, thereby eliminating future equipment management fees payable to our general partner on the Allied leases.

Due to the bankruptcy proceedings, management can not determine, at this time, the status of the equipment leased to Allied or the amounts that may ultimately be paid to us from the bankruptcy estates.   The timeline for identifying and recovering assets is uncertain, with resolution depending in large part upon the Trustee’s resolution of certain legal disputes and the cooperation of the various parties involved. Due to the complexity of the alleged fraud and the number of parties involved, we expect that completion of asset recovery by the trustee, and distribution to creditors will take in excess of twelve months from the bankruptcy petition date.

Our share of exposure related to the Allied default (if no rent is collected, the equipment is not paid for and/or we are unable to obtain performance under partial personal guaranty) is approximately $1,500,000 as of June 30, 2011 net of a reserve taken against substantially all the Allied receivables.

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

COMMONWEALTH INCOME & GROWTH FUND VI
BY: COMMONWEALTH INCOME & GROWTH FUND, INC., General Partner

August 15, 2011	By: /s/ Kimberly A. Springsteen-Abbott
Date	Kimberly A. Springsteen-Abbott
Chief Executive Officer

August 15, 2011	By: /s/ Lynn A. Franceschina
Date	Lynn A. Franceschina
Executive Vice President, Chief Operating Officer