Form 10-Q
period 2011-09-30
Commonwealth Income & Growth Fund VI
filed 2011-11-14
CIK 1351901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011    or

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

Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (ii) has been subject to such filing requirements for the past 90 days: YES  ☒   NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "accelerated filer, “large accelerated filer" and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company.)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      YES ☐     NO ☒

FORM 10-Q
SEPTEMBER 30, 2011

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

Commonwealth Income & Growth Fund VI
Condensed Balance Sheets

	September 30,	December 31,
	2011	2010
	(unaudited)

ASSETS
Cash and cash equivalents	$2,265,765	$2,114,823
Lease income receivable, net of reserve of approximately $319,000 and $299,000 at September 30, 2011 and December 31, 2010, respectively	445,716	483,763
Accounts receivable, Commonwealth Capital Corp.	472,121	727,961
Accounts receivable, General Partner	33,560	-
Other receivables	852	1,133
Prepaid expenses	4,974	7,703
	3,222,988	3,335,383

Net investment in finance leases	171,761	234,348

Technology equipment, at cost	26,485,927	26,954,695
Accumulated depreciation	(14,155,377)	(10,904,949)
	12,330,550	16,049,746

Equipment acquisition costs and deferred expenses, net of accumulated amortization of approximately $620,000 and $507,000 at September 30, 2011 and December 31, 2010, respectively	373,610	543,466
Prepaid acquisition fees	104,543	167,026
	478,153	710,492

Total Assets	$16,203,452	$20,329,969

LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES
Accounts payable	$108,254	$97,520
Accounts payable, General Partner	-	30,407
Other accrued expenses	38,007	54,219
Unearned lease income	385,284	460,891
Notes payable	684,864	725,895
Total Liabilities	1,216,409	1,368,932

PARTNERS CAPITAL
General Partner	1,000	1,000
Limited Partners	14,986,043	18,960,037
Total Partners' Capital	14,987,043	18,961,037

Total Liabilities and Partners' Capital	$16,203,452	$20,329,969

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund VI
Condensed Statements of Operations
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenue
Lease	$1,800,853	$1,819,188	5,482,916	5,643,087
Interest and other	10,528	13,973	38,911	42,802
Gain (loss)on sale of computer equipment	(33,955)	(3,897)	26,416	(3,720)
Total revenue	1,777,426	1,829,264	5,548,243	5,682,169

Expenses
Operating, excluding depreciation	250,498	370,115	1,085,602	1,222,003
Equipment management fee, General Partner	90,597	91,055	275,807	282,445
Interest	9,659	9,018	29,360	20,612
Depreciation	1,664,589	1,626,334	5,134,519	4,476,497
Amortization of equipment acquisition costs and deferred expenses	82,009	85,250	246,460	233,252
Bad debt expense	-	145,479	20,000	210,054
Total expenses	2,097,352	2,327,251	6,791,748	6,444,863

Net (loss)	$(319,926)	$(497,987)	$(1,243,505)	$(762,694)

Net (loss) allocated to Limited Partners	$(328,969)	$(507,036)	$(1,269,634)	$(789,842)

Net (loss) per equivalent limited partnership unit	$(0.18)	$(0.28)	$(0.70)	$(0.44)

Weighted average number of equivalent limited partnership units outstanding during the period	1,809,663	1,809,911	1,809,828	1,809,911

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund VI
Condensed Statements of Partners' Capital
For the nine months ended September 30, 2011
(unaudited)

	General	Limited
	Partner	Partner	General	Limited
	Units	Units	Partner	Partners	Total
Balance, January 1, 2011	50	1,809,911	$1,000	$18,960,037	$18,961,037
Net income (loss)	-	-	26,129	(1,269,634)	(1,243,505)
Redemption	-	(1,397)		(16,319)	(16,319)
Distributions	-	-	(26,129)	(2,688,041)	(2,714,170)
Balance, September 30, 2011	50	1,808,514	$1,000	$14,986,043	$14,987,043

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund VI
Condensed Statements of Cash Flow
(unaudited)

	Nine Months ended	Nine Months ended
	September 30, 2011	September 30, 2010

Net cash provided by operating activities	$3,953,027	$3,246,302

Investing activities:
Capital expenditures	(1,654,560)	(5,438,010)
Payments from finance leases	83,032	14,508
Equipment acquisition fees paid to General Partner	(11,636)	(20,568)
Net proceeds from the sale of computer equipment	514,052	6,242
Net cash (used in) investing activities	(1,069,112)	(5,437,828)

Financing activities:
Distributions to partners	(2,714,170)	(2,714,869)
Redemptions	(16,319)	-
Debt placement fee paid to General Partner	(2,484)	(4,324)
Net cash (used in) financing activities	(2,732,973)	(2,719,193)

Net increase (decrease) in cash and cash equivalents	150,942	(4,910,719)

Cash and cash equivalents beginning of period	2,114,823	9,026,452

Cash and cash equivalents end of period	$2,265,765	$4,115,733

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The financial information presented as of any date other than December 31, 2010 has been prepared from the books and records without audit.  Financial information as of December 31, 2010 has been derived from the audited financial statements of the Partnership, but does not include all disclosures required by generally accepted accounting principles to be included in audited financial statements.  In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated, have been included.  For further information regarding the Partnership’s accounting policies, refer to the financial statements and related notes included in the Partnership’s annual report on Form 10-K for the year ended December 31, 2010.  Operating results for the nine months ended September 30, 2011 are not necessarily indicative of financial results that may be expected for the full year ended December 31, 2011.

Disclosure of Fair Value of Financial Instruments

Estimated fair value was determined by management using available market information and appropriate valuation methodologies.  However, judgment was necessary to interpret market data and develop estimated fair value. Cash, receivables, accounts payable and accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values as of September 30, 2011 and December 31, 2010.

The Partnership’s long-term debt consists of notes payable, which are secured by specific technology equipment and are nonrecourse liabilities of the Partnership. The estimated fair value of this debt at September 30, 2011 and December 31, 2010 approximates the carrying value of these instruments, due to the interest rates approximating current market values.

Disclosure about fair value of financial instruments is based on pertinent information available to management as of September 30, 2011 and December 31, 2010.

Cash and cash equivalents

We consider cash and cash equivalents to be cash on hand and highly liquid investments with an original maturity of 90 days or less.

At September 30, 2011, cash was held in a total of seven accounts maintained at two separate financial institutions with an aggregate balance of approximately $2,273,000. Bank accounts are federally insured up to $250,000, while pursuant to the Dodd/Frank Act of 2010, some accounts are fully insured by the FDIC.  At September 30, 2011, the total cash balance was as follows:

At September 30, 2011	Balance
Total bank balance	$2,273,000
FDIC insured	(903,000)
Uninsured amount	$1,370,000

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

 In April 2011, the FASB issued ASU No. 2011-02 (“ASC Update 2011-02”) A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.  This ASU provides additional guidance on a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties.  The additional guidance is intended to create additional consistency in the application of generally accepted accounting principles (GAAP) for debt restructuring. The amendments in this Update are effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. The Partnership adopted this ASU during the third quarter of 2011 and it did not have a material effect on its financial statements.

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

Remarketing fees will be paid to the leasing companies from which the Partnership purchases leases.  These are fees that are earned by the leasing companies when the initial terms of the lease have been met and the lessee extends or renews the lease, or the equipment is sold.  The General Partner believes that this strategy adds value since it entices the leasing company to remain actively involved with the lessee and encourages potential extensions, remarketing or sale of equipment.  This strategy is designed to minimize any conflicts the leasing company may have with a new lessee and may assist in maximizing overall portfolio performance.  The remarketing fee is tied into lease performance thresholds and is a factor in the negotiation of the up-front fee paid to the leasing company.  Remarketing fees were incurred of approximately $39,000 and $2,500 for the nine months ended September 30, 2011 and 2010, respectively.

The Partnership’s share of the equipment in which it participates with other partnerships at September 30, 2011 was approximately $14,225,000 and is included in the Partnership’s fixed assets on its balance sheet. The total cost of the equipment shared by the Partnership with other partnerships at September 30, 2011 was approximately $34,784,000. The Partnership’s share of the outstanding debt associated with this equipment at September 30, 2011 was approximately $676,000. The total outstanding debt related to the equipment shared by the Partnership at September 30, 2011 was approximately $1,646,000.

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

The following is a schedule of future minimum rentals on non-cancellable operating leases at September 30, 2011:

Amount
Three Months ended December 31, 2011	$1,793,000
Year ended December 31, 2012	4,181,000
Year ended December 31, 2013	1,523,000
Year ended December 31, 2014	250,000
$7,747,000

The following lists the components of the net investment in direct financing leases at September 30, 2011:

Amount
Total minimum lease payments to be received	$167,000
Estimated residual value of leased equipment (unguaranteed)	25,000
Less: unearned income	(20,000)
Net investment in direct finance leases	$172,000

Our finance lease customers operate in various industries, and we have no significant customer concentration in any one industry. We assess credit risk for all of our customers, including those that lease under finance leases. This credit risk is assessed using an internally developed model which incorporates credits scores from third party providers and our own customer risk ratings and is periodically reviewed. Our internal ratings are weighted based on the industry that the customer operates in.  Factors taken into consideration when assessing risk include both general and industry specific qualitative and quantitative metrics.  We separately take in to consideration payment history, open lawsuits, liens and judgments.  Typically, we will not extend credit to a company that has been in business for less than 5 years or that has filed for bankruptcy within the same period. Our internally based model may classify a company as high risk based on our analysis of their audited financial statements. Additional considerations of high risk may include history of late payments, open lawsuits and liens or judgments. In an effort to mitigate risk, we typically require deposits from those in this category. The following table presents the credit risk profile, by creditworthiness category, of our finance lease receivables at September 30, 2011:

Risk Level	Percent of Total
Low	5%
Moderate-Low	-%
Moderate	38%
Moderate-High	57%
High	-%
Net finance lease receivable	100%

As of September 30, 2011 we determined that we did not have a need for an allowance for uncollectible accounts associated with any of our finance leases, as there was no material risk of default.

The following is a schedule of future minimum rentals on noncancelable direct financing leases at September 30, 2011:

Amount
Three Months ended December 31, 2011	$28,000
Year ended December 31, 2012	103,000
Year ended December 31, 2013	36,000
$167,000

4. Related Party Transactions

Receivables/Payables

As of September 30, 2011, the Partnership’s related party receivables and payables are short term, unsecured, and non-interest bearing.

Nine months ended September 30,	2011	2010

Reimbursable expenses
Reimbursable expenses, which are charged to the Partnership by CCC in connection with the administration and operation of the Partnership, are allocated to the Partnership based upon several factors including, but not limited to, the number of investors, compliance issues, and the number of existing leases. See “Summary of Significant Accounting Policies- Reimbursable Expenses,” above.	$1,041,000	$1,207,000

Equipment acquisition fee
The General Partner earns an equipment acquisition fee of 4% of the purchase price of each item of equipment purchased, as compensation for the negotiation of the acquisition of the equipment and lease thereof, or sale under a conditional sales contract. At September 30, 2011, the remaining balance of prepaid acquisition fees was approximately $105,000, which is expected to be earned in future periods.	$76,000	$235,000

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
	$276,000	$282,000
Debt placement fee
As compensation for arranging term debt to finance our acquisition of equipment, we will pay the general partner a fee equal to one percent of such indebtedness; provided, however, that such fee shall be reduced to the extent we incur such fees to third parties unaffiliated with the general partner or the lender with respect to such indebtedness.  No such fee will be paid with respect to borrowings from the general partner or its affiliates.  We intend to initially acquire leases on an all cash basis with the proceeds of this offering, but may borrow funds after the offering proceeds have been invested.  The amount we borrow, and therefore the amount of the fee, will depend upon interest rates at the time of a loan, and the amount of leverage we determine is appropriate at the time. We do not intend to use more than 30% leverage overall in our portfolio. Fees will increase as the amount of leverage we use increases, and as turnover in the portfolio increases and additional equipment is purchased using leverage.
	$3,000	$4,000

5. Notes Payable

Notes payable consisted of the following approximate amounts:

	September 30, 2011	December 31, 2010

Installment note payable to bank; interest at 5.75% due in quarterly installments of $37,297 including interest, with final payment made in January 2011	$-	$38,000

Installment notes payable to bank; interest at 6.21% due in monthly installments of $585 including interest, with final payment in May 2012	9,000	19,000

Installment note payable to bank; interest at 7.50% due in quarterly installments of $8,843 including interest, with final payment made in October 2012	42,000	65,000

Installment notes payable to bank; interest at 5.89% due in monthly installments from $7,104 to $9,514 including interest, with final payments in October 2012	209,000	331,000

Installment notes payable to bank; interest at 7.50% due in monthly installments of $10,665 including interest, with final payments made in April 2013	190,000	273,000

Installment notes payable to bank; interest at 5.25% due in monthly installments of $7,441 including interest, with final payments made in July 2014	235,000	-
	$685,000	$726,000

The notes are secured by specific technology equipment and are nonrecourse liabilities of the Partnership.  As such, the notes do not contain any debt covenants with which we must comply on either an annual or quarterly basis.  Aggregate maturities of notes payable for each of the periods subsequent to September 30, 2011 are as follows:

Amount
Three months ending December 31, 2011	$123,000
Year ended December 31, 2012	385,000
Year ended December 31, 2013	126,000
Year ended December 31, 2014	51,000
$685,000

6. Supplemental Cash Flow Information

Other noncash activities included in the determination of net loss are as follows:

Nine months ended September 30,	2011	2010
Lease revenue net of interest expense on notes payable realized as a result of direct payment of principal by lessee to bank	$289,000	$247,000

No interest or principal on notes payable was paid by the Partnership because direct payment was made by lessee to the bank in lieu of collection of lease income and payment of interest and principal by the Partnership.

Noncash investing and financing activities include the following:

Nine months ended September 30,	2011	2010
Debt assumed in connection with purchase of technology equipment	$248,000	$432,000

Equipment acquisition fees earned by General Partner upon purchase of equipment	$76,000	$235,000

At September 30, 2011, the Partnership wrote-off fully amortized acquisition and finance fees of approximately $133,000.

7. Commitments and Contingencies

The bankruptcy proceedings regarding our former lessee, Allied Health Care Services Inc. (“Allied”) and its owner, Charles K. Schwartz, remain ongoing.  Due to the bankruptcy proceedings, management can not determine, at this time, the status of the equipment leased to Allied or the amounts that may ultimately be paid to us from the bankruptcy estates.   The timeline for identifying and recovering assets is uncertain, with resolution depending in large part upon the Trustee’s resolution of certain legal disputes and the cooperation of the various parties involved. Due to the complexity of the alleged fraud and the number of parties involved, we expect that completion of asset recovery by the trustee, and distribution to creditors will take in excess of six additional months from the date of this Form 10Q filing.

Our share of exposure related to the Allied default (if no rent is collected, the equipment is not paid for and/or we are unable to obtain performance under partial personal guaranty) is approximately $1,242,000 as of September 30, 2011 net of a reserve taken against substantially all the Allied receivables.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

This section, as well as other portions of this document, includes certain forward-looking statements about our business and our prospects, tax treatment of certain transactions and accounting matters, expenses, cash flows, distributions, investments and operating and capital requirements. Such forward-looking statements include, but are not limited to: acquisition policies of our general partner; the nature of present and future leases; provisions for uncollectible accounts; the strength and sustainability of the U.S. economy; the continued difficulties in the credit markets and their impact on the economy in general; and the level of future cash flow, debt levels, revenues, operating expenses, amortization and depreciation expenses. You can identify those statements by the use of words such as “could,” “should,” “would,” “may,” “will,” “project,” “believe,” “anticipate,” “expect,” “plan,” “estimate,” “forecast,” “potential,” “intend,” “continue” and “contemplate,” as well as similar words and expressions.

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

The Equipment Leasing and Finance Association (“ELFA”) Monthly Leasing and Finance Index which reports economic activity for the $628 billion equipment finance sector, showed overall new business volume for the 3rd Quarter of 2011 increasing 25% relative to the third quarter of 2010.  Credit quality continues to improve as the rate of receivables aged in excess of 30 days has improved on average 32.4% from the 3rd quarter of 2010 through the 2nd quarter of 2011.  Sixty percent of ELFA reporting members reported submitting more transactions for approval during the 3rd quarter 2011 compared to the same period the year prior.  For 2011-2012 ELFA has forecast a 12% increase in finance volume year over year.

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

REVENUE RECOGNITION

Through September 30, 2011, the Partnership’s leasing operations consisted of operating and direct finance leases.  Operating lease revenue is recognized on a monthly basis in accordance with the terms of the lease agreement. For finance leases, we record, at lease inception, unearned finance lease income which is calculated as follows: total lease payments, plus any residual value and initial direct costs, less the cost of the leased equipment. Interest income is earned on the finance lease receivable over the lease term using the interest method.  As required, at each reporting period, management evaluates the finance lease for impairment and considers any need for an allowance for credit losses.

Our leases do not contain any step-rent provisions or escalation clauses nor are lease revenues adjusted based on any index.

LONG-LIVED ASSETS

We evaluate our long-lived assets when events or circumstances indicate that the value of the asset may not be recoverable.  We determine whether impairment exists by estimating the undiscounted cash flows to be generated by each asset.  If the estimated undiscounted cash flows are less than the carrying value of the asset then impairment exists.  The amount of the impairment is determined based on the difference between the carrying value and the fair value.  The fair value is determined based on estimated discounted cash flows to be generated by the asset. We determined no impairment analysis was necessary at September 30, 2011 and 2010 as no impairment indicators were noted.

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of cash for the nine months ended September 30, 2011 was cash provided by operating activities of approximately $3,953,000, and proceeds from the sale of equipment, in the amount of approximately $514,000, compared to the nine months ended September 30, 2010 where our primary source of cash was provided by operating activities of approximately $3,246,000.

Our primary use of cash for the nine months ended September 30, 2011 was for the purchase of new information technology equipment of approximately $1,655,000 and also for distributions to partners of approximately $2,714,000.  For the nine months ended September 30, 2010 capital expenditures for new information technology equipment were approximately $5,438,000 and distributions to partners were approximately $2,715,000.

Cash was provided by operating activities for the nine months ended September 30, 2011 of approximately $3,953,000, which includes a net loss of approximately $1,244,000 and depreciation and amortization expenses of approximately $5,381,000.  For the nine months ended September 30, 2010 cash was also provided by operating activities of approximately $3,246,000, which includes a net loss of approximately $763,000 and depreciation and amortization expenses of approximately $4,710,000.

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

At September 30, 2011, cash was held in a total of seven accounts maintained at two separate financial institutions with an aggregate balance of approximately $2,273,000. Bank accounts are federally insured up to $250,000, while pursuant to the Dodd/Frank Act of 2010, some accounts are fully insured by the FDIC.  At September 30, 2011, the total cash balance was as follows:

At September 30, 2011	Balance
Total bank balance	$2,273,000
FDIC insured	(903,000)
Uninsured amount	$1,370,000

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

Our investment strategy of acquiring computer equipment and generally leasing it under triple-net leases to operators who generally meet specified financial standards minimizes our operating expenses. As of September 30, 2011, we had future minimum rentals on non-cancelable operating leases of approximately $1,793,000 for the balance of the year ending December 31, 2011 and approximately $5,954,000 thereafter. As of September 30, 2011, we had future minimum rentals on non-cancelable finance leases of approximately $28,000 for the balance of the year ending December 31, 2011 and approximately $139,000 thereafter.

As of September 30, 2011, our debt was approximately $685,000 with interest rates ranging from 5.25% to 7.50% and will be payable through July 2014.

RESULTS OF OPERATIONS

Three months ended September 30, 2011 compared to three months ended September 30, 2010

Revenue

For the three months ended September 30, 2011, we recognized revenue of approximately $1,777,000 and expenses of approximately $2,097,000, resulting in a net loss of approximately $320,000.  For the three months ended September 30, 2010, we recognized revenue of approximately $1,829,000 and expenses of approximately $2,327,000, resulting in a net loss of approximately $498,000.

Our lease revenue decreased to approximately $1,801,000 for the three months ended September 30, 2011, from approximately $1,819,000 for the three months ended September 30, 2010.  This decrease is primarily due to the partnership ceasing to record revenues (starting in July of 2010) associated with Allied Healthcare Services Inc., one of our lessees (See Legal Proceedings, below), and is partially offset by increases due to new lease acquisitions.

Operating Expenses

Our operating expenses, excluding depreciation, primarily consist of accounting and legal fees, outside service fees and reimbursement of expenses to CCC for administration and operation of the Partnership. These expenses decreased to approximately $251,000 for the three months ended September 30, 2011, from approximately $370,000 for the three months ended September 30, 2010.  This decrease is primarily attributable to decreases in administrative expenses charged by CCC to the fund, due to a reduction in personnel costs associated with management of the partnership.

Equipment Management Fee

We pay an equipment management fee to our general partner for managing our equipment portfolio. The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases and 2% of the gross lease revenue attributable to equipment that is subject to finance leases. The total equipment management fee stayed consistent over the two nine month periods at approximately $91,000 for the three months ended September 30, 2011and 2010.

Depreciation and Amortization Expense

Depreciation and amortization expenses consist of depreciation on technology equipment and amortization of equipment acquisition fees. These expenses increased to approximately $1,747,000 for the three months ended September 30, 2011, from $1,712,000 for the three months ended September 30, 2010. This increase was due to the acquisition of new equipment associated with the purchase of new leases during 2010.

Sale of Technology Equipment

We sold equipment with a net book value of approximately $137,000 for the three months ended September 30, 2011 for a net loss of approximately $34,000. For the three months ended September 30, 2010, we sold equipment with a net book value of approximately $10,000 for a net loss of approximately $4,000.

Nine months ended September 30, 2011 compared to Nine months ended September 30, 2010

Revenue

For the nine months ended September 30, 2011, we recognized revenue of approximately $5,548,000 and expenses of approximately $6,792,000, resulting in a net loss of approximately $1,244,000.  For the nine months ended September 30, 2010, we recognized revenue of approximately $5,682,000 and expenses of approximately $6,445,000, resulting in a net loss of approximately $763,000.

Our lease revenue decreased to approximately $5,483,000 for the nine months ended September 30, 2011, from approximately $5,643,000 for the nine months ended September 30, 2010.  This decrease is primarily due to the partnership ceasing to record revenues (starting in July of 2010), associated with Allied Healthcare Services Inc, one of our lessees, (See Legal Proceedings, below), and is partially offset by increases in new lease acquisitions.

Operating Expenses

Our operating expenses, excluding depreciation, primarily consist of accounting and legal fees, outside service fees and reimbursement of expenses to CCC for administration and operation of the Partnership.  These expenses decreased to approximately $1,086,000 for the nine months ended September 30, 2011, from approximately $1,222,000 for the nine months ended September 30, 2010.  This decrease is primarily attributable to decreases in administrative expenses charged by CCC to the fund, due to a reduction in personnel costs associated with management of the partnership.

Equipment Management Fee

We pay an equipment management fee to our general partner for managing our equipment portfolio. The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases and 2% of the gross lease revenue attributable to equipment that is subject to finance leases. The total equipment management fee decreased to approximately $276,000 for the nine months ended September 30, 2011 from approximately $282,000 for the nine months ended September 30, 2010, which is consistent with the decrease in lease revenue.

Depreciation and Amortization Expense

Depreciation and amortization expenses consist of depreciation on technology equipment and amortization of equipment acquisition fees. These expenses increased to approximately $5,381,000 for the nine months ended September 30, 2011, from $4,710,000 for the nine months ended September 30, 2010. This increase was due to the acquisition of new equipment associated with the purchase of new leases.

Sale of Technology Equipment

We sold equipment with a net book value of approximately $488,000 for the nine months ended September 30, 2011 for a net gain of approximately $26,000. For the nine months ended September 30, 2010 we sold equipment with a net book value of approximately $10,000 for a net loss of approximately $4,000.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

N/A

Item 4.  Controls and Procedures

Our management, under the supervision and with the participation of the principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures related to our reporting and disclosure obligations as of the end of the period covered by this Quarterly  Report on Form 10-Q.  Based on such evaluation, the principal executive officer and principal financial officer have concluded that, as of September 30, 2011, our disclosure controls and procedures are effective in ensuring that information relating to us which is required to be disclosed in our periodic reports filed or submitted under the Securities Exchange Act of 1934 is (a) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (b) accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. There were no changes in the Partnership’s internal control over financial reporting during the third quarter of 2011 that have materially affected or are reasonably likely to materially affect its internal control over financial reporting

Part II:   OTHER INFORMATION

Item 1.   Legal Proceedings

The bankruptcy proceedings regarding our former lessee, Allied Health Care Services Inc. (“Allied”) and its owner, Charles K. Schwartz, remain ongoing.  Due to the bankruptcy proceedings, management can not determine, at this time, the status of the equipment leased to Allied or the amounts that may ultimately be paid to us from the bankruptcy estates.   The timeline for identifying and recovering assets is uncertain, with resolution depending in large part upon the Trustee’s resolution of certain legal disputes and the cooperation of the various parties involved. Due to the complexity of the alleged fraud and the number of parties involved, we expect that completion of asset recovery by the trustee, and distribution to creditors will take in excess of six additional months from the date of this Form 10Q filing.

Our share of exposure related to the Allied default (if no rent is collected, the equipment is not paid for and/or we are unable to obtain performance under partial personal guaranty) is approximately $1,242,000 as of September 30, 2011 net of a reserve taken against substantially all the Allied receivables.

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

COMMONWEALTH INCOME & GROWTH FUND VI
BY: COMMONWEALTH INCOME & GROWTH FUND, INC., General Partner

November 14, 2011	By: /s/ Kimberly A. Springsteen-Abbott
Date	Kimberly A. Springsteen-Abbott
Chief Executive Officer

November 14, 2011	By: /s/ Lynn A. Franceschina
Date	Lynn A. Franceschina
Executive Vice President, Chief Operating Officer