Form 10-K
period 2011-12-31
Commonwealth Income & Growth Fund VI
filed 2012-04-16
CIK 1351901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED) FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011 or

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

Indicate by checkmark if the registrant is not required to file reports pursuant to Section-13 or Section-15(d) of the Act. YES ☐     NO ☒

Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (ii) has been subject to such filing requirements for the past 90 days: YES ☒     NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).YES  ☒      NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K:
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

FORM 10-K
DECEMBER 31, 2011

Forward-Looking Statements

From time to time, we and our representatives may provide information, whether orally or in writing, including certain statements in this Annual Report on Form 10-K, which are deemed to be “forward-looking.” These forward-looking statements reflect our current beliefs and expectations with respect to future events and are based on assumptions and are subject to risks and uncertainties and other factors outside our control that may cause actual results to differ materially from those projected.

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

During the year ended December 31, 2011 limited partners redeemed 1,397 units of the partnership for a total redemption price of approximately $16,000 in accordance with the terms of the limited partnership agreement. No redemptions occurred during the year ended December 31, 2010.

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

As of December 31, 2011, all equipment purchased by the Partnership is subject to an operating lease or a finance lease. The Partnership may also engage in sale/leaseback transactions, pursuant to which the Partnership would purchase equipment from companies that would then immediately lease the equipment from the Partnership.   The Partnership may also purchase equipment which is leased under full payout net leases or sold under conditional sales contracts at the time of acquisition or the Partnership may enter into a full payout net lease or conditional sales contract with a third party when the Partnership acquires an item of equipment.

The Partnership may enter into arrangements with one or more manufacturers pursuant to which the Partnership purchases equipment that has previously been leased directly by the manufacturer to third parties (“vendor leasing agreements”).   The Partnership and manufacturers may agree to obtain non-recourse loans from the manufacturers, to finance the acquisition of equipment. Such loans would be secured only by the specific equipment financed and the receivables due to the manufacturers from users of such equipment.  It is expected that the manufacturers of equipment will provide maintenance, remarketing and other services for the equipment subject to such agreements.  As of December 31, 2011, the Partnership has entered into one such agreement.

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

We also acquire high technology medical, telecommunications and inventory management equipment. Our General Partner will seek to maintain an appropriate balance and diversity in the types of equipment acquired.  The medical equipment we acquire may consist of  IV pumps, long acute care beds, CT scanners, MRIs, flow cytometers, and other medical technology devices.  The telecom equipment we acquire may include Cisco switches, routers, blade switches, wireless access points, and video conferencing systems. The inventory management equipment we acquire may consist of inventory control systems and lift trucks. The market for high technology medical equipment is growing each year.  Generally this type of equipment will have a longer useful life than information technology equipment.  This allows for increased re-marketability, if it is returned before its economic or announcement cycle is depleted.

Other Equipment-Restrictions.  The Partnership generally acquires information technology, telecommunications, medical technology and inventory management equipment. The General Partner is also authorized to cause the Partnership to invest in other types of business-essential capital equipment.  The Partnership may not invest in any of such other types of equipment (i) to the extent that the purchase price of such equipment, together with the aggregate purchase price of all such other types of equipment then owned by the Partnership, is in excess of 25% of the total cost of all of the assets of the Partnership at the time of the Partnership’s commitment to invest therein and (ii) unless the General Partner determines that such purchase is in the best economic interest of the Partnership at the time of the purchase.  There can be no assurance that any equipment investments can be found which meet this standard.  Accordingly, there can be no assurance that investments of this type will be made by the Partnership.

DIVERSIFICATION

Diversification is generally desirable to minimize the effects of changes in specific industries, local economic conditions or similar risks.  However, the extent of the Partnership’s diversification, in the aggregate and within each category of equipment, depends in part upon the financing which can be assumed by the Partnership or borrowed from third parties on satisfactory terms.  The Partnership’s policy not to borrow on a recourse basis will further limit its financing options. Diversification also depends on the availability of various types of equipment.  For the year ended December 31, 2011, the Partnership has acquired a diversified equipment portfolio, which it has leased to 61 different companies located throughout the United States.

The equipment types comprising the portfolio at December 31, 2011 are as follows:

Equipment Type	Approximate %
Servers	14%
Workstations	9%
Laptops	10%
Datacom	3%
Multifunction Centers	33%
Storage	6%
Audio Visual	1%
Telecom	2%
Medical	15%
Industrial Precision	3%
Inventory Control Systems	4%

Total	100%

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

The Partnership’s policy is to generally enter into “triple net leases” (or the equivalent, in the case of a conditional sales contract) which typically provide that the lessee or some other party bear the risk of physical loss of the equipment; pay taxes relating to the lease or use of the equipment; maintain the equipment; indemnify the Partnership-lessor against any liability suffered by the Partnership as the result of any act or omission of the lessee or its agents; maintain casualty insurance in an amount equal to the greater of the full value of the equipment and a specified amount set forth in the lease; and maintain liability insurance naming the Partnership as an additional insured with a minimum coverage which the General Partner deems appropriate.  In addition, the Partnership may purchase “umbrella” insurance policies to cover excess liability and casualty losses, to the extent deemed practicable and advisable by the General Partner.  As of December 31, 2011, all leases that have been entered into are “triple net leases”.

Remarketing fees are incurred to the leasing companies from which the Partnership purchases leases.  These are fees that are earned by the leasing companies when the initial terms of the lease have been met.  The General Partner believes that this strategy adds value since it entices the leasing company to remain actively involved with the lessee and encourages potential extensions, remarketing or sale of equipment.  This strategy is designed to minimize any conflicts the leasing company may have with a new lease and may assist in maximizing overall portfolio performance.  The remarketing fee is tied into lease performance thresholds and is a factor in the negotiation of the fee. Remarketing fees incurred in connection with lease extensions are accounted for as operating costs.  Remarketing fees incurred in connection with the sale of computer equipment are included in our gain or loss calculations.

Investment Criteria

When evaluating potential lease transactions in which we will invest, the general partner and the Sponsor’s management team performs a detailed credit and risk analysis of both the lessee and the lease transaction itself. The risk of doing business with the potential lessee, and the economics of each particular transaction must both be acceptable to our portfolio management team and to our CEO, who specifically approves each and every lease transaction. Some of the criteria we evaluate are described below:

Evaluation of Lessees

The management team will perform a credit analysis (including a review of the financial statements, credit history and public debt record) of all potential lessees to determine the lessee’s ability to make payments under the lease. We focus our investments in investment grade to middle market credits meeting our minimum acceptable fundamental analysis criteria. These criteria involve an overall fundamental assessment of the lessee, and application our own proprietary “rating” model that is tailored to specific economic criteria that are important to us. In addition to preparing a detailed credit-write up at the time of initiation of a transaction, we also re-evaluate a lessee’s credit risk on a monthly basis, and may review interim and annual lessee financial statements.

Generally, we seek lessees that have annual revenue of at least $10 million, have positive cash flow, and are not start-up entities, i.e., have been in business for at least five years. We will also apply a proprietary debt rating analysis when a Moody’s or Standard & Poor’s rating is not available. This allows us to create an equivalent, internal rating system without reliance solely on third-party models and analysis.

Evaluation of Transactions

As described above under “Description of Leases,” we prefer our lease investments to have a term of 12 to 36 months, and will not invest in a lease greater than 48 months. We engage in “Fair Market Value” lease transactions, which permit the lessee to purchase the equipment at the end of term for no less than the then fair market value of the equipment. We seek to limit or avoid leases that allow for early buyouts or terminations, as these arrangements reduce the predictability of our returns.

Our focus is on Tier 1 information technology, telecommunications, and medical technology equipment, leased in transactions generally ranging in size from $50,000 to $1,000,000. We will consider larger transactions, but for diversification purposes will require such transactions to be divided among multiple lease schedules, and the general partner may even assign a portion of such larger transactions to other affiliated funds to further spread the risk involved in larger transactions. Also, where the equipment type and economic analytics are advantageous, we may engage in lease transactions involving other types of equipment, so long as we feel it is business-essential equipment for the lessee. Also, we conduct a detailed analysis, using a third-party consultant, to assess the residual value of the proposed equipment at the end of the original lease term. This includes an analysis of the equipment’s useful life and depreciation schedule, as well as the expected resale market of that equipment type and availability of remarketing channels.

Finally, in assessing whether a proposed lease transaction will fit into our portfolio criteria, management will consider the amount of exposure we and our affiliated funds have to (i) the proposed asset type, (ii) the particular lessee, (iii) the lessee’s industry, and (iv) the geographic location of the equipment to be leased.

BORROWING POLICIES

The General Partner, at its discretion, may cause the Partnership to incur debt in the maximum aggregate amount of 30% of the aggregate cost of the equipment owned by the Partnership, or subject to conditional sales contracts.  The Partnership will incur only non-recourse debt that is secured by equipment and lease income therefrom.  Such leveraging permits the Partnership to increase the aggregate amount of its depreciable assets, and, as a result, potentially increases both its lease revenues and its federal income tax deductions above the levels that would be achieved without leveraging.  There is no limit on the amount of debt that may be incurred in connection with the acquisition of any single item of equipment.  Any debt incurred is fully amortized over the term of the initial lease or conditional sales contract to which the equipment securing the debt is subject.  The precise amount borrowed by the Partnership depends on a number of factors, including the types of equipment acquired by the Partnership; the creditworthiness of the lessee; the availability of suitable financing; and prevailing interest rates.  There can be no assurance that credit will be available to the Partnership in the amount or at the time desired or on terms considered reasonable by the General Partner.  As of December 31, 2011, the Partnership’s aggregate nonrecourse outstanding debt of approximately $563,000 was approximately 2.1% of the aggregate cost of the equipment owned.

The Partnership may purchase some items of equipment without leverage.  If the Partnership purchases an item of equipment without leverage and thereafter suitable financing becomes available, it may then obtain the financing, secure the financing with the purchased equipment and invest any proceeds from such financing in additional items of equipment.  Any such financing will be on terms consistent with the terms applicable to borrowings generally. During 2011, the Partnership did not enter into any such agreements. In 2010, the Partnership obtained suitable financing as described above in the aggregate amount of approximately $348,000, of which approximately $146,000 was outstanding as of December 31, 2011 and is included in the approximate $563,000 of aggregate nonrecourse outstanding debt at December 31, 2011.

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

Loan agreements may also require that the Partnership maintain certain reserves or compensating balances and may impose other obligations upon the Partnership.  Moreover, since a significant portion of the Partnership’s revenues from the leasing of equipment will be reserved for repayment of debt, the use of financing reduces the cash, which might otherwise be available for distributions until the debt has been repaid and may reduce the Partnership’s cash flow over a substantial portion of the Partnership’s operating life.  As of December 31, 2011 the Partnership had not entered into any such agreements.

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

REFINANCING POLICIES

Subject to the limitations set forth in “Borrowing Policies” above, the Partnership may refinance its debt from time to time.  With respect to a particular item of equipment, the General Partner will take into consideration such factors as the amount of appreciation in value, if any, to be realized, the possible risks of continued ownership, and the anticipated advantages to be obtained for the Partnership, as compared to selling such equipment.  As of December 31, 2011, the Partnership has not entered into any debt refinancing transactions.

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

Through February 7, 2012, the Partnership has purchased, or has made the commitment to purchase, the following equipment:

Lessee	Equipment Category	Prorated Purch Price	Purchased Term In Months
Aerojet-General Corp.	Industrial Precision	$165,328.50	36
Aerojet-General Corp.	Desktops - Tier 1	$270,551.90	36
Aerojet-General Corp.	Small HP/Compaq Servers	$ 38,162.64	36
Aerojet-General Corp.	Multifunction Centers	$ 73,399.27	36
Aerojet-General Corp.	Dell Servers	$ 91,507.73	36
Aerojet-General Corp.	Dell Servers	$ 98,770.20	36
Aetna Life Insurance Co.	Misc High End Servers	$903,621.00	36
Agility Logistics Corp	Oce Multifunction Centers	$ 33,974.46	11
Agility Logistics Corp	Oce Multifunction Centers	$ 7,996.86	13
Aircom International	Wireless Protocol Verification	$213,441.12	36
Aircom International	Wireless Protocol Verification	$435,461.52	36
AK Steel Holding Corp.	Oce Multifunction Centers	$ 14,719.35	16
Allegheny Energy	Small IBM Servers	$ 8,251.80	36
Allegheny Energy	Small IBM Servers	$ 4,951.08	36
Allegheny Energy	Small IBM Servers	$ 60,894.00	36
Allegheny Energy	Small IBM Servers	$ 4,447.20	36
Alliant Techsystems	Laptops	$ 11,173.64	21
Alliant Techsystems	Laptops	$ 33,019.78	15
Alliant Techsystems	Digital Storage	$322,855.90	36
Alliant Techsystems	Desktops - Tier 1	$365,126.74	36
Alliant Techsystems	Desktops - Tier 1	$ 47,199.15	36
Alliant Techsystems	Dell Servers	$ 8,556.42	36
Alliant Techsystems	Blade Servers	$115,186.82	36
Alliant Techsystems	High Vol & Spec Printers	$ 17,915.24	36
Alliant Techsystems	Audio Visual	$ 99,059.96	36
Alliant Techsystems	Blade Servers	$400,698.17	36
Alliant Techsystems	Desktops - Tier 1	$111,327.26	33
Alliant Techsystems	Laptops	$ 1,024.94	24
Alliant Techsystems	Audio Visual	$118,082.81	36
Alliant Techsystems	Desktops - Tier 1	$ 8,493.86	36
Alliant Techsystems	High Vol & Spec Printers	$290,896.32	36
Alliant Techsystems	Industrial Precision	$ 94,435.88	36
Alliant Techsystems	Engineering Workstations	$ 30,369.94	54
Allstate Insurance Company	High End Sun Servers	$111,802.50	24
American Water Works Service Company, Inc.	Oce Multifunction Centers	$ 9,793.57	10
American Water Works Service Company, Inc.	Oce Multifunction Centers	$ 12,320.31	23
American Water Works Service Company, Inc.	Oce Multifunction Centers	$ 22,351.19	27
American Water Works Service Company, Inc.	Oce Multifunction Centers	$ 15,412.42	15
American Water Works Service Company, Inc.	Oce Multifunction Centers	$ 21,069.03	18
American Water Works Service Company, Inc.	Oce Multifunction Centers	$ 18,958.90	19
ARINC Incorporated	Desktops - Tier 1	$270,429.54	36
ARINC Incorporated	Cisco Datacom	$243,026.31	36
ARINC Incorporated	Desktops - Tier 1	$273,781.99	36
Atlas Air Inc	Oce Multifunction Centers	$ 764.84	24
Atlas Air Inc	Oce Multifunction Centers	$ 2,082.94	25
Atlas Air Inc	Oce Multifunction Centers	$343,335.84	36
Bank of America	Tape Drives	$ 26,304.47	42
Bank of America	Tape Drives	$ 26,304.47	42
Bank of the West	Oce Multifunction Centers	$ 19,531.20	29
Bank of the West	Oce Multifunction Centers	$ 75,187.49	31
Bank of the West	Oce Multifunction Centers	$ 34,836.43	32
Bank of the West	Oce Multifunction Centers	$ 10,456.12	19
Bank of the West	Oce Multifunction Centers	$ 22,062.65	20
Bank of the West	Oce Multifunction Centers	$ 29,458.73	21
Birmingham BOE - Glen Iris Elementary School	Oce Multifunction Centers	$ 14,485.22	35
Birmingham BOE - Jackson Olin High School	Oce Multifunction Centers	$ 22,452.08	35
Birmingham BOE - Minor Elementary School	Oce Multifunction Centers	$ 26,676.92	35
BMO Nesbitt Burns Trading Corp. S.A.	Midrange Sun Servers	$369,595.03	33
Bon Secours - Memorial Regional Medical Center	Infusion Therapy	$346,659.90	44
Bon Secours - St. Francis Medical Center, Inc.	Infusion Therapy	$464,291.49	44
Brinks Company Inc.	Oce Multifunction Centers	$ 848.87	7
Brinks Company Inc.	Oce Multifunction Centers	$ 1,085.35	9
Brinks Company Inc.	Oce Multifunction Centers	$ 2,188.35	10
Brinks Company Inc.	Oce Multifunction Centers	$ 5,336.89	23
Brinks Company Inc.	Oce Multifunction Centers	$ 3,474.38	24
Brinks Company Inc.	Oce Multifunction Centers	$ 3,823.97	25
Brinks Company Inc.	Oce Multifunction Centers	$ 6,001.92	26
Brinks Company Inc.	Oce Multifunction Centers	$ 3,107.87	27
Brinks Company Inc.	Oce Multifunction Centers	$ 25,371.89	29
Brinks Company Inc.	Oce Multifunction Centers	$ 3,425.02	30
Brinks Company Inc.	Oce Multifunction Centers	$ 8,560.50	32
Brinks Company Inc.	Oce Multifunction Centers	$ 3,839.68	34
Brinks Company Inc.	Oce Multifunction Centers	$ 6,808.85	12
Brinks Company Inc.	Oce Multifunction Centers	$ 1,665.06	14
Brinks Company Inc.	Oce Multifunction Centers	$ 7,018.79	20
Brinks Company Inc.	Oce Multifunction Centers	$ 2,559.44	22
Cargill, Inc	Canon Multifunction Centers	$ 28,570.00	36
Cargill, Inc	Canon Multifunction Centers	$ 86,538.35	36
Cargill, Inc	Canon Multifunction Centers	$110,676.00	36
Cargill, Inc	Canon Multifunction Centers	$212,616.94	36
Cargill, Inc	Canon Multifunction Centers	$287,585.00	36
Cargill, Inc	Industrial Precision	$ 28,306.25	36
Cargill, Inc	Canon Multifunction Centers	$146,188.00	36
Cargill, Inc	Industrial Precision	$ 53,420.00	24
Cargill, Inc	Canon Multifunction Centers	$ 35,085.00	36
Cargill, Inc	Canon Multifunction Centers	$271,224.00	36
Cargill, Inc	Canon Multifunction Centers	$101,469.00	36
Cargill, Inc	Canon Multifunction Centers	$191,505.00	36
Cargill, Inc	Canon Multifunction Centers	$183,978.00	36
Cargill, Inc	Canon Multifunction Centers	$214,445.00	36
Cargill, Inc	Canon Multifunction Centers	$ 95,166.00	36
Cargill, Inc	Canon Multifunction Centers	$129,200.00	36
Cargill, Inc	Canon Multifunction Centers	$150,245.57	36
Century Business Services	Oce Multifunction Centers	$ 5,386.46	7
Century Business Services	Oce Multifunction Centers	$ 16,327.49	26
Century Business Services	Oce Multifunction Centers	$ 9,199.28	13
Century Business Services	Oce Multifunction Centers	$ 17,553.56	14
Century Business Services	Oce Multifunction Centers	$ 17,005.19	15
Century Business Services	Oce Multifunction Centers	$ 25,325.14	16
Century Business Services	Oce Multifunction Centers	$ 15,757.47	18
Century Business Services	Oce Multifunction Centers	$ 29,304.37	20
Century Business Services	Oce Multifunction Centers	$ 22,876.82	30
Century Business Services	Oce Multifunction Centers	$ 12,200.25	31
Century Business Services	Oce Multifunction Centers	$ 15,889.57	32
Century Business Services	Oce Multifunction Centers	$ 14,644.32	34
Charleston Area Medical Center	Canon Multifunction Centers	$ 20,788.31	35
Charleston Area Medical Center	Canon Multifunction Centers	$ 14,823.53	35
Charleston Area Medical Center	Canon Multifunction Centers	$ 1,870.59	35
Charleston Area Medical Center	Canon Multifunction Centers	$ 13,058.83	35
Charleston Area Medical Center	Canon Multifunction Centers	$ 7,729.41	35
Charleston Area Medical Center	Konica Multifunction Centers	$ 11,107.45	37
Charleston Area Medical Center	Konica Multifunction Centers	$ 12,713.77	37
Cigna	Oce Multifunction Centers	$ 5,219.69	23
Cigna	Oce Multifunction Centers	$ 33,866.61	24
Cigna	Oce Multifunction Centers	$ 19,864.05	25
Cigna	Oce Multifunction Centers	$176,227.47	26
Cigna	Oce Multifunction Centers	$ 43,132.38	28
Cigna	Oce Multifunction Centers	$ 47,858.61	29
Cigna	Oce Multifunction Centers	$ 9,111.18	30
Cigna	Oce Multifunction Centers	$ 12,327.13	31
Cigna	Oce Multifunction Centers	$ 348.51	33
Cigna	Oce Multifunction Centers	$ 14,730.70	18
Cigna	Oce Multifunction Centers	$ 16,941.60	19
Cigna	Oce Multifunction Centers	$ 16,238.43	20
Cigna	Oce Multifunction Centers	$ 28,389.03	21
Cigna	Oce Multifunction Centers	$ 26,614.61	22
Community Hospital of Long Beach	Medical	$170,797.98	36
Community Hospital of Long Beach	Medical Imaging	$ 73,517.40	36
Community Hospital of Long Beach	Digital Storage	$ 47,597.69	36
Community Unit School District 303	Laptops	$269,688.00	36
Cummins Inc.	High End Sun Servers	$443,066.60	36
Cummins Inc.	Small IBM Servers	$ 26,479.69	36
Cummins Inc.	Blade Servers	$ 34,798.51	36
Cummins Inc.	Small IBM Servers	$ 55,432.12	36
Cummins Inc.	High End Sun Servers	$ 22,711.62	36
Elmwood Park School District	Laptops	$266,983.47	36
Evergreen International Aviation	Telecom	$605,585.75	36
Fedex Ground Package System, Inc.	Oce Multifunction Centers	$ 23,961.78	28
Fedex Ground Package System, Inc.	Oce Multifunction Centers	$ 23,470.62	29
Fedex Ground Package System, Inc.	Oce Multifunction Centers	$ 25,776.25	31
Fedex Ground Package System, Inc.	Oce Multifunction Centers	$ 18,208.03	33
Fedex Ground Package System, Inc.	Oce Multifunction Centers	$ 15,460.38	11
Fedex Ground Package System, Inc.	Oce Multifunction Centers	$ 16,168.88	12
Fedex Ground Package System, Inc.	Oce Multifunction Centers	$ 8,868.86	15
Fedex Ground Package System, Inc.	Oce Multifunction Centers	$ 31,306.88	18
Fedex Ground Package System, Inc.	Oce Multifunction Centers	$ 19,473.23	19
Fedex Ground Package System, Inc.	Oce Multifunction Centers	$ 17,713.72	22
Fedex Ground Package System, Inc.	Oce Multifunction Centers	$ 5,911.25	31
Fedex Ground Package System, Inc.	Oce Multifunction Centers	$ 8,567.35	31
Fedex Ground Package System, Inc.	Oce Multifunction Centers	$ 5,911.25	31
Fedex Ground Package System, Inc.	Oce Multifunction Centers	$ 6,585.81	31
Fedex Ground Package System, Inc.	Oce Multifunction Centers	$ 7,022.49	33
Fedex Ground Package System, Inc.	Oce Multifunction Centers	$ 6,204.26	33
Fedex Ground Package System, Inc.	Oce Multifunction Centers	$ 6,661.30	34
Fedex Ground Package System, Inc.	Oce Multifunction Centers	$ 11,212.26	25
Fedex Ground Package System, Inc.	Oce Multifunction Centers	$ 3,397.43	26
Fedex Ground Package System, Inc.	Oce Multifunction Centers	$ 3,816.57	27
Fedex Ground Package System, Inc.	Oce Multifunction Centers	$ 17,210.20	28
Fedex Ground Package System, Inc.	Oce Multifunction Centers	$ 5,527.55	30
Fedex Ground Package System, Inc.	Oce Multifunction Centers	$ 17,608.36	31
Fedex Ground Package System, Inc.	Oce Multifunction Centers	$ 9,661.09	32
Fedex Ground Package System, Inc.	Oce Multifunction Centers	$ 19,059.48	34
Fedex Ground Package System, Inc.	Oce Multifunction Centers	$ 13,785.71	35
FirstGroup America	Oce Multifunction Centers	$ 5,499.25	18
FirstGroup America	Oce Multifunction Centers	$ 4,375.62	26
FirstGroup America	Oce Multifunction Centers	$ 4,391.49	28
FirstGroup America	Oce Multifunction Centers	$ 70,210.20	30
FirstGroup America	Oce Multifunction Centers	$ 8,398.36	32
FirstGroup America	Oce Multifunction Centers	$ 18,608.87	33
FirstGroup America	Oce Multifunction Centers	$ 8,435.07	35
FirstGroup America	Oce Multifunction Centers	$ 27,935.56	32
FirstGroup America	Oce Multifunction Centers	$ 9,291.50	28
FirstGroup America	Oce Multifunction Centers	$ 2,789.11	29
FirstGroup America	Oce Multifunction Centers	$ 1,257.13	30
FirstGroup America	Oce Multifunction Centers	$ 12,998.83	32
FirstGroup America	Oce Multifunction Centers	$ 4,049.12	34
FirstGroup America	Oce Multifunction Centers	$ 2,548.81	35
FirstGroup America	Oce Multifunction Centers	$ 5,723.18	36
FirstGroup America	Oce Multifunction Centers	$ 2,943.54	37
FirstGroup America	Oce Multifunction Centers	$ 3,093.77	41
FirstGroup America	Oce Multifunction Centers	$ 2,641.84	48
Foundry Hill Capital, LLC	Cisco Datacom	$ 46,117.26	36
GE Aviation	Ruggedized Laptops	$ 46,509.55	35
GE Aviation	Ruggedized Laptops	$ 46,509.55	36
GE Aviation	Ruggedized Laptops	$ 23,254.78	35
GE Aviation	Ruggedized Laptops	$ 8,726.41	36
Geico	Ruggedized Laptops	$360,639.36	36
Geico	Ruggedized Laptops	$642,388.86	36
Geico	Midrange HP Servers	$224,439.95	36
Geico	Midrange IBM Servers	$270,472.86	36
Geico	Ruggedized Laptops	$243,378.12	36
Geico	Small HP/Compaq Servers	$496,352.93	36
Geico	Ruggedized Laptops	$324,951.09	36
Geico	Digital Storage	$ 73,509.49	36
Geico	Ruggedized Laptops	$333,873.54	36
Geico	Ruggedized Laptops	$274,614.60	36
General Dynamics Corp	Oce Multifunction Centers	$154,410.72	30
Health Care Service Corporation	Digital Storage	$455,195.65	36
IST Management Services	Konica Multifunction Centers	$ 12,162.48	36
L-3 Communication	Konica Multifunction Centers	$ 24,672.78	36
Liberty Mutual Insurance	Oce Multifunction Centers	$ 7,380.39	11
Liberty Mutual Insurance	Oce Multifunction Centers	$ 9,663.28	14
Liberty Mutual Insurance	Oce Multifunction Centers	$ 6,500.29	15
Liberty Mutual Insurance	Oce Multifunction Centers	$ 11,317.16	20
Liberty Mutual Insurance	Oce Multifunction Centers	$ 9,727.15	22
Liberty Mutual Insurance	Oce Multifunction Centers	$ 10,182.79	25
Liberty Mutual Insurance	Oce Multifunction Centers	$ 28,502.09	26
Liberty Mutual Insurance	Oce Multifunction Centers	$ 49,336.51	31
Liberty Mutual Insurance	Oce Multifunction Centers	$ 23,900.23	32
Liberty Mutual Insurance	Oce Multifunction Centers	$ 24,462.46	33
Liberty Mutual Insurance	Oce Multifunction Centers	$ 13,073.26	36
Liberty Mutual Insurance	Oce Multifunction Centers	$ 16,259.54	29
Liberty Mutual Insurance	Oce Multifunction Centers	$ 14,622.06	30
Liberty Mutual Insurance	Oce Multifunction Centers	$ 20,052.76	31
Liberty Mutual Insurance	Oce Multifunction Centers	$ 8,865.87	32
Marquardt School District	Apple Desktops/Laptops	$467,437.70	36
Marriott International	Digital Storage	$432,000.00	35
Marriott International	Datacom - Other	$314,823.48	36
Marriott International	Datacom - Other	$344,135.00	28
Motorola	Ricoh Multifunction Centers	$186,300.49	36
Motorola	Ricoh Multifunction Centers	$361,126.46	36
Motorola	Ricoh Multifunction Centers	$ 9,984.65	36
Motorola	Ricoh Multifunction Centers	$ 88,481.27	36
NBC Universal	Graphic Workstations	$204,738.56	36
NBC Universal	Graphic Workstations	$180,193.75	36
Norfolk Southern Railway Co	Oce Multifunction Centers	$ 29,868.63	27
Norfolk Southern Railway Co	Oce Multifunction Centers	$ 95,826.26	33
Norfolk Southern Railway Co	Oce Multifunction Centers	$111,484.05	35
Norfolk Southern Railway Co	Oce Multifunction Centers	$ 31,710.81	28
Norfolk Southern Railway Co	Oce Multifunction Centers	$ 67,079.98	29
Norfolk Southern Railway Co	Oce Multifunction Centers	$ 59,698.32	30
Norfolk Southern Railway Co	Oce Multifunction Centers	$ 33,203.91	31
Norfolk Southern Railway Co	Oce Multifunction Centers	$ 91,011.30	32
Norfolk Southern Railway Co	Oce Multifunction Centers	$ 36,663.67	33
Norfolk Southern Railway Co	Oce Multifunction Centers	$ 59,026.67	34
Norfolk Southern Railway Co	Oce Multifunction Centers	$ 46,530.32	35
Norfolk Southern Railway Co	Oce Multifunction Centers	$ 63,533.40	36
Norfolk Southern Railway Co	Oce Multifunction Centers	$ 43,223.57	28
Norfolk Southern Railway Co	Oce Multifunction Centers	$ 43,851.19	29
Norfolk Southern Railway Co	Oce Multifunction Centers	$ 70,441.78	30
Northfield Township High School Dis. 225	Apple Desktops/Laptops	$208,360.38	36
Omnicare, Inc.	Oce Multifunction Centers	$ 35,868.59	20
Omnicare, Inc.	Oce Multifunction Centers	$ 39,032.65	22
Omnicare, Inc.	Oce Multifunction Centers	$ 58,765.18	24
Omnicare, Inc.	Oce Multifunction Centers	$ 43,229.90	25
Omnicare, Inc.	Oce Multifunction Centers	$ 65,307.67	26
Omnicare, Inc.	Oce Multifunction Centers	$ 50,958.54	29
Omnicare, Inc.	Oce Multifunction Centers	$ 80,066.55	30
Omnicare, Inc.	Oce Multifunction Centers	$161,600.02	35
Pharmerica Corporation	Oce Multifunction Centers	$ 23,971.35	18
Pharmerica Corporation	Oce Multifunction Centers	$ 47,514.29	24
Pharmerica Corporation	Oce Multifunction Centers	$ 805.85	26
Pharmerica Corporation	Oce Multifunction Centers	$ 891.23	29
Pharmerica Corporation	Oce Multifunction Centers	$ 1,894.67	31
Pharmerica Corporation	Oce Multifunction Centers	$ 1,950.28	32
Pharmerica Corporation	Oce Multifunction Centers	$ 3,008.35	33
Pharmerica Corporation	Oce Multifunction Centers	$ 2,060.54	34
Pharmerica Corporation	Oce Multifunction Centers	$ 1,057.59	35
Pitney Bowes Management Services	Oce Multifunction Centers	$ 1,302.18	31
Principal Financial Group	High Vol & Spec Printers	$303,327.49	35
Royal Caribbean Cruises Ltd.	Konica Multifunction Centers	$ 37,679.80	36
Royal Caribbean Cruises Ltd.	Konica Multifunction Centers	$ 7,244.02	36
Royal Caribbean Cruises Ltd.	Konica Multifunction Centers	$ 22,795.09	36
Royal Caribbean Cruises Ltd.	Konica Multifunction Centers	$ 24,177.08	36
Royal Caribbean Cruises Ltd.	Konica Multifunction Centers	$ 43,266.87	36
Royal Caribbean Cruises Ltd.	Konica Multifunction Centers	$ 24,177.08	36
Salesforce.com	Tape Libraries	$109,278.90	35
Salesforce.com	Tape Libraries	$109,278.90	35
Schering Corporation	Midrange HP Servers	$ 85,785.39	36
School District of Brown Deer	Desktops - Tier 1	$198,209.46	36
Select Medical Corporation	Medical Imaging	$218,999.68	36
Servicemaster	Oce Multifunction Centers	$ 34,804.97	24
Servicemaster	Oce Multifunction Centers	$ 35,784.29	25
SuperValu, Inc.	Ricoh Multifunction Centers	$177,971.75	36
SuperValu, Inc.	Ricoh Multifunction Centers	$252,005.58	36
SuperValu, Inc.	Ricoh Multifunction Centers	$172,196.65	36
SuperValu, Inc.	Ricoh Multifunction Centers	$ 17,060.59	36
SuperValu, Inc.	Ricoh Multifunction Centers	$ 38,660.22	36
SuperValu, Inc.	Ricoh Multifunction Centers	$ 24,349.81	36
SuperValu, Inc.	Ricoh Multifunction Centers	$ 52,585.87	36
SuperValu, Inc.	Ricoh Multifunction Centers	$ 96,700.00	36
SuperValu, Inc.	Ricoh Multifunction Centers	$ 11,098.14	36
SuperValu, Inc.	Ricoh Multifunction Centers	$ 16,242.01	36
SuperValu, Inc.	Ricoh Multifunction Centers	$ 4,123.79	36
SuperValu, Inc.	Ricoh Multifunction Centers	$ 1,189.59	36
SuperValu, Inc.	Ricoh Multifunction Centers	$ 23,139.03	36
SuperValu, Inc.	Ricoh Multifunction Centers	$ 68,410.78	36
SuperValu, Inc.	Ricoh Multifunction Centers	$145,447.58	36
SuperValu, Inc.	Ricoh Multifunction Centers	$ 5,784.76	36
SuperValu, Inc.	Ricoh Multifunction Centers	$ 62,013.75	36
SuperValu, Inc.	Ricoh Multifunction Centers	$ 41,410.41	36
SuperValu, Inc.	Ricoh Multifunction Centers	$ 34,121.19	36
SuperValu, Inc.	Ricoh Multifunction Centers	$170,743.87	36
SuperValu, Inc.	Ricoh Multifunction Centers	$ 5,228.62	36
SuperValu, Inc.	Ricoh Multifunction Centers	$ 86,694.05	36
SuperValu, Inc.	Ricoh Multifunction Centers	$ 26,675.46	36
SuperValu, Inc.	Ricoh Multifunction Centers	$ 61,813.01	36
SuperValu, Inc.	Ricoh Multifunction Centers	$ 4,123.79	36
SuperValu, Inc.	Ricoh Multifunction Centers	$ 7,760.59	36
SuperValu, Inc.	Ricoh Multifunction Centers	$ 5,784.76	36
SuperValu, Inc.	Ricoh Multifunction Centers	$ 23,160.22	36
SuperValu, Inc.	Ricoh Multifunction Centers	$ 26,969.14	36
Telmar Network Technology	Small HP/Compaq Servers	$ 16,992.10	36
Telmar Network Technology	Small HP/Compaq Servers	$ 21,084.35	36
Turner Construction Company	Konica Multifunction Centers	$ 18,520.21	36
Turner Construction Company	Ricoh Multifunction Centers	$ 22,810.12	36
Turner Construction Company	Ricoh Multifunction Centers	$ 14,288.84	36
United Rentals Inc.	Laptops	$158,378.95	36
Verso Paper Holding, LLC	Inventory Control Systems	$363,849.10	36
Verso Paper Holding, LLC	Inventory Control Systems	$259,080.00	36
Verso Paper Holding, LLC	Inventory Control Systems	$444,310.98	36
Woodlawn High School	Oce Multifunction Centers	$ 14,485.20	35
Xerox - Lessee	Small IBM Servers	$ 87,528.24	36
Xerox - Lessee	Small IBM Servers	$ 31,362.45	36
Xerox - Lessee	Industrial Precision	$ 5,610.00	36

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

EMPLOYEES

The Partnership had no employees during 2011 and received administrative and other services from a related party, Commonwealth Capital Corp. (“CCC”), which had 68 employees as of December 31, 2011.

ITEM 1A:                    RISK FACTORS

Changes in economic conditions could materially and negatively affect our business.

Our business is directly impacted by factors such as economic, political, and market conditions, broad trends in industry and finance, legislative and regulatory changes, changes in government monetary and fiscal policies, and inflation, all of which are beyond our control.  During 2011 we experienced a modest strengthening in the global economy.   As we move into 2012 we expect this moderate recovery to continue, subject of course, to events that may be experienced in Europe and elsewhere throughout the globe. With this in mind, a prolonged period of economic weakness could result in the following consequences, any of which could hurt business materially: lease delinquencies may increase; problem leases and defaults could increase; and demand for information technology products generally may decrease as businesses attempt to reduce expenses.

ITEM 1B:                    UNRESOLVED STAFF COMMENTS

NONE

ITEM 2:                       PROPERTIES

NONE

ITEM 3:                       LEGAL PROCEEDINGS

On June 18, 2010, Commonwealth Capital Corp. (the parent of our general partner) filed suit on our behalf against Allied Health Care Services Inc. (“Allied”).  Allied is a lessee of medical equipment that failed to make its monthly lease payments since March 2010. Since March 2010, Commonwealth attempted on several occasions to collect lease rentals from Allied, but to no avail.   Our suit was filed in the U.S. District Court (District of New Jersey - Case No 2:10-cv-03135), for all outstanding rents, the value of leased equipment and all costs of collection.

On August 19, 2010, an involuntary petition for relief under Chapter 7 of the Bankruptcy Code was filed against Allied in the US Bankruptcy Court for the District of New Jersey.  On September 3, 2010, Mr. Schwartz was arrested by the FBI for alleged mail fraud in connection with his medical equipment leasing business. Additionally, Commonwealth was one of the petitioning creditors in an involuntary Chapter 7 bankruptcy petition filed against Mr. Schwartz personally on September 17, 2010, in the same court.  To date, we have taken a 100% reserve against the Allied receivables, reflecting the uncertainty of the outcome of these cases and funds that may be available for creditors. The bankruptcy trustee has not yet indicated whether he will pursue adversary claims against creditors seeking the return of pre-petition payments made by Allied, and therefore our exposure to such potential claims remains indeterminable at this time.

Upon considering the criminal complaints against Mr. Schwartz and his alleged co-conspirator, related press releases, and due to Mr. Schwartz’ resulting conviction for fraud in November 2011, management has fully impaired all related equipment for approximately $979,000. Commonwealth continues to pursue all of our rights against both Allied and Mr. Schwartz to recover any available assets to the greatest extent possible.

ITEM 4:                       MINE SAFETY DISCLOSURES

NOT APPLICABLE

PART II

ITEM 5:	MARKET FOR THE REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no public market for the units nor is it anticipated that one will develop.  As of December 31, 2011, there were 1,099 holders of units. The Units are not listed on any exchange or permitted to trade on any over-the-counter market.  In addition, there are substantial restrictions on the transferability of units.

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

The Partnership begins accepting redemption requests beginning 30 months following the termination of the public offering of its units.  There will be no limitations on the period of time that a redemption request may be pending prior to its being granted.   Limited Partners will not be required to hold their interest in the Partnership for any specified period prior to their making a redemption request.

In order to make a redemption request, Limited Partners will be required to advise the General Partner in writing of such request.   Upon receipt of such notification, the Partnership will provide detailed forms and instructions to complete the request.  During the year ended December 31, 2011 limited partners redeemed 1,397 units of the partnership for a total redemption price of approximately $16,000 in accordance with the terms of the limited partnership agreement. No redemptions occurred during the year ended December 31, 2010.

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

Distributions in the following amounts paid to the Limited Partners for the years ended December 31, 2011 and 2010 were as follows:

Quarter Ended	2011	2010
March 31	$895,907	$895,907
June 30	896,919	895,907
September 30	895,215	895,907
December 31	895,215	895,908
	$3,583,256	$3,583,629

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

Our management team consists of the officers of our corporate General Partner, Commonwealth Income & Growth Fund, Inc.  We have utilized the net proceeds of our public offering to purchase equipment that is subject to leases with businesses throughout the United States.  We have also utilized debt financing (not in excess of 30% of the aggregate cost of the equipment owned or subject to conditional sales contracts at the time the debt is incurred) to purchase additional equipment.  We acquire and lease equipment principally to U.S. corporations and other institutions pursuant to operating and finance leases.  We retain the flexibility to enter into full payout net leases and conditional sales contracts, but have not done so.

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

The Equipment Lease Finance Association (“ELFA”) Monthly Leasing and Finance Index which reports economic activity for the $628 billion equipment finance sector, showed overall new business volume for the year ending 2011 increasing 25% relative to the same period of 2010.  Credit quality remained steady as the rate of receivables aged in excess of 30 days rose slightly from 2.0% in November to 2.1% in December.  Additionally, charge-offs remained unchanged at 0.7% in the Fourth quarter of 2011.  Seventy Percent of ELFA reporting members reported submitting more transactions for approval during the final month of 2011 as compared to 65.5% the previous month.  For 2012, the ELFA has forecast a 4.1% increase in finance volume year over year.

Our business is directly impacted by factors such as economic, political, and market conditions, broad trends in industry and finance, legislative and regulatory changes, changes in government monetary and fiscal policies, and inflation, all of which are beyond our control.  During 2011 we experienced a modest strengthening in the global economy.   As we move into 2012 we expect this moderate recovery to continue, subject of course, to events that may be experienced in Europe and elsewhere throughout the globe. With this in mind, a prolonged period of economic weakness could result in the following consequences, any of which could hurt business materially: lease delinquencies may increase; problem leases and defaults could increase; and demand for information technology products generally may decrease as businesses attempt to reduce expenses.

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

Revenue Recognition

Through December 31, 2011, the Partnership’s lease portfolio consisted of operating and financing leases.  Lease revenue is recognized on a monthly basis in accordance with the terms of the lease agreements.

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

Long Lived Assets / Asset Impairments

The Partnership evaluates its long-lived assets when events or circumstances indicate that the value of the asset may not be recoverable.  The Partnership determines whether impairment exists by estimating the undiscounted cash flows to be generated by each asset.  If the estimated undiscounted cash flows are less than the carrying value of the asset then impairment exists.  The amount of the impairment is determined based on the difference between the carrying value and the fair value.  The fair value of the equipment is calculated using income or market approaches.

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

Lease Income Receivable

The Partnership monitors lease income receivable to ensure timely and accurate payment by lessees.  Its Lease Relations department is responsible for monitoring lease income receivable and, as necessary, resolving outstanding invoices. Lease revenue is recognized on a monthly straight-line basis which is in accordance with the terms of the lease agreement.

The Partnership reviews a customer’s credit history before extending credit. In the event of a default it may establish a provision for uncollectible lease income receivable based upon the credit risk of specific customers, historical trends and other information.

RECENT ACCOUNTING PRONOUNCEMENTS

Information regarding recent accounting pronouncements is included in Note 2 to the financial statements, Summary of Significant Accounting Policies, as set forth in Part II, Note 8, Financial Statements and Supplementary Data.

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of cash for the year ended December 31, 2011 was from operating activities, which generated approximately $4,973,000, which included a net loss of approximately $2,761,000 and net proceeds from the sale of equipment which were approximately $549,000. Our primary source of cash for the year ended December 31, 2010 was from operating activities, which generated approximately $3,895,000, which included a net loss of approximately $1,343,000.Net proceeds from the sale of equipment were approximately $48,000 for the year ended December 31, 2010.

Our primary use of cash for the year ended December 31, 2011 was for capital expenditures of approximately $2,524,000 and distributions to partners of approximately $3,618,000.  This compares to capital expenditures of approximately $7,373,000 and distributions of approximately $3,620,000 for the year ended December 31, 2010.  The decrease in capital expenditures is the result of fewer acquisitions by the Partnership.  We intend to invest approximately $4,800,000 in additional equipment during 2012.  The acquisition of this equipment will be funded by the remaining cash raised through limited partner contributions during the initial offering period and debt financing. Any debt service will be funded from cash flows from lease rental payments, and not from public offering proceeds.

For the year ended December 31, 2011 and 2010, depreciation and amortization expenses were approximately $8,259,000 and $6,547,000, respectively.  Other noncash activities included in the determination of net loss were direct payments of lease income by lessees to banks of approximately $412,000 and $353,000, respectively.

As we continue to increase the size of our equipment portfolio, depreciation expense will likely increase more rapidly than operating expenses.

At December 31, 2011, cash was held in a total of seven accounts maintained at two separate financial institutions with an aggregate balance of approximately $1,594,000. Bank accounts are federally insured up to $250,000, while pursuant to the Dodd/Frank Act of 2010, some accounts are fully insured by the FDIC.  At December 31, 2011 and 2010, the aggregate cash balances were as follows:

Balance at December 31,	2011	2010
Total bank balance	$1,594,000	$2,130,000
FDIC insured	$(817,000)	$(982,000)
Uninsured amount	$777,000	$1,148,000

We mitigate the risk of holding uninsured deposits by depositing funds with more than one institution and by only depositing funds with major financial institutions.  We have not experienced any losses in such accounts, and believe we are not exposed to any significant credit risk.  The amounts in such accounts will fluctuate throughout 2012 due to many factors, including the pace of additional revenues, equipment acquisitions and distributions.

As of December 31, 2011, we had future minimum rentals on noncancellable operating leases of approximately $4,720,000 for the year ending 2012 and $2,326,000 thereafter.  These amounts represent scheduled payments on existing leases only, and do not include expected future revenues on leases that we have not yet entered into.

As of December 31, 2011, we had future minimum rentals on noncancellable finance leases of approximately $102,000 for the year ending 2012 and $37,000 thereafter.  These amounts represent scheduled payments on existing leases only, and do not include expected future revenues on leases that we have not yet entered into.

The balance of our non-recourse debt at December 31, 2011 was approximately $563,000 with interest rates ranging from 5.25% to 7.50% which is payable through July 2014. We assumed debt in connection with the purchase of equipment of approximately $248,000 and $432,000 during 2011 and 2010, respectively. Non-recourse debt leases will not generate current cash flow because the rental payments received from these leases are used to service the indebtedness associated with acquiring or financing the lease.  For these leases, we anticipate that the equipment will generate income to the investor either through an extension of the lease term or from the sale of the equipment at the end of the lease term.  Management does not expect significant interest rate increases to take place during the remainder of 2012, and therefore expects our cost of nonrecourse borrowing to remain steady over the next 12 months.

CCC, on our behalf and on behalf of affiliated partnerships, acquires equipment subject to associated debt obligations and lease agreements and allocates a participation in the cost, debt and lease revenue to the various partnerships based on certain risk factors.  Our share of the equipment in which we participated with other partnerships at December 31, 2011 was approximately $13,429,000 and is included in fixed assets on our balance sheet. The total cost of the equipment we shared with other partnerships at December 31, 2011 was approximately $33,442,000. Our share of the outstanding debt associated with this equipment at December 31, 2011 was approximately $557,000.  The total outstanding debt related to the shared equipment at December 31, 2011 was approximately $1,336,000.  As we and the other programs managed by our general partner increase our overall portfolio size, opportunities for shared participation are expected to continue. Sharing in the acquisition of a lease portfolio gives the fund an opportunity to acquire additional assets and revenue streams, while allowing the fund to remain diversified and reducing its overall risk with respect to one portfolio.  Thus, total shared equipment and related debt should continue to trend higher at a modest pace for the remainder of 2012 in total dollars, but is expected to remain relatively constant as a percentage of our portfolio.

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

RESULTS FROM OPERATIONS

For the year ended December 31, 2011 we recognized revenue of approximately $7,348,000 and expenses of approximately $10,109,000 resulting in net loss of approximately $2,761,000.   The net loss is due in part to increases in depreciation and amortization expenses of approximately $1,712,000, which includes an impairment charge of approximately $1,097,000 for the year ended December 31, 2011, as well as a decrease in overall revenue of approximately $173,000.

We have entered into 329 operating leases that generated lease revenue of approximately $7,272,000 during 2011.  Management expects to continue to add new leases to our portfolio throughout 2012.  We expect the addition of new leases to increase depreciation expense and to increase lease income.

Lease revenue decreased to approximately $7,272,000 for the year ended December 31, 2011 from approximately $7,460,000 for the year ended December 31, 2010. The overall decrease in lease revenue is partially attributed to the Partnership not recognizing revenue related to Allied during 2011, as compared to recognizing revenue related to Allied through June 2010. See Item 3 “Legal Proceedings” for further details.

For the years ended December 31, 2011 and 2010, we recognized interest income of $47,000 and $51,000, respectively, as a result of interest on our finance leases and cash deposited in our bank accounts.  The amount in such accounts, and therefore the interest income therefrom, will fluctuate throughout 2012 due to many factors, including the pace of equipment acquisitions and distributions.

For the year ended December 31, 2011, operating expenses, excluding depreciation, consisted of accounting, legal, outside service fees and reimbursement of expenses to CCC for administration and operations.  These expenses decreased to approximately $1,370,000 in 2011 from $1,615,000 in 2010.  This decrease is primarily attributable to the decrease in office, storage and legal expenses during 2011.

We pay an equipment management fee to our general partner for managing our equipment portfolio.  The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases and 2% of the gross lease revenue attributable to equipment that is subject to finance leases.  For the year ended December 31, 2011 the equipment management fee decreased to approximately $366,000 from approximately $375,000 for the year ended December 31, 2010 which is consistent with the decrease in lease volume and revenue.

For the year ended December 31, 2011, interest expense was approximately $40,000 as a result of leases with associated debt obligations.   For the year ended December 31, 2010, interest expense was approximately $29,000 as a result of leases with associated debt obligations. The increase in interest expense is due to an increase in the average debt balance in 2011 compared to 2010.

Depreciation and amortization expenses consist of depreciation on equipment and amortization of equipment acquisition fees.  For the years ended December 31, 2011 and 2010 these expenses were approximately $8,259,000 and $6,547,000, respectively. This increase was due to the acquisition of new equipment purchased during 2011, as well as an impairment charge of approximately $1,097,000 for the year ended December 31, 2011 compared to an impairment charge of approximately $64,000 for the year ended December 31, 2010. The increase in impairment charge relates to impairment taken on the Allied equipment. See Note 3 – Legal Proceedings – Allied Health Care for further details.

Net loss increased to approximately $2,761,000 for the year ended December 31, 2011 from $1,343,000 for the year ended December 31, 2010. The changes in net loss were attributable to the changes in revenue and expenses as discussed above.

ITEM 7A:                   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

NOT APPLICABLE

ITEM 8:                      FINANCIAL STATEMENTS

Our financial statements for the fiscal years ended December 31, 2011 and 2010, and the reports thereon of Asher & Company, Ltd, are included in this annual report.

ITEM 9:                      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE

ITEM 9A:                   CONTROLS AND PROCEDURES

Our management, under the supervision and with the participation of the principal executive officer and principal financial officer, has evaluated the effectiveness of our controls and procedures related to our reporting and disclosure obligations as of the end of the period covered by this Annual Report on Form 10-K.  Based on such evaluation, the principal executive officer and principal financial officer have concluded that, as of December 31, 2011, our disclosure controls and procedures are effective in ensuring that information relating to us (including our consolidated subsidiaries), which is required to be disclosed in our periodic reports filed or submitted under the Securities Exchange Act of 1934 is (a) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (b) accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management's Report on Internal Control over Financial Reporting.     It is the responsibility of the General Partner to establish and maintain adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended. The General Parctner’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Partnership; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Partnership are being made only in accordance with authorizations of management and directors of the General Partner; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Partnership’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Partnership’s internal control over financial reporting at December 31, 2011.   Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of the Partnership’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the board of directors.

Based on our assessment, management determined that, at December 31, 2011, the Partnership maintained effective internal control over financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. There has been no change in internal controls over financial reporting that occurred during the quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

NONE

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

   Kimberly A. Springsteen-Abbott, Kimberly A. Springsteen-Abbott, age 52, joined Commonwealth in April 1997 as a founding registered principal and Chief Compliance Officer of its broker/dealer, Commonwealth Capital Securities Corp. Ms. Springsteen-Abbott is the Chief Executive Officer and Chairman of the Board of Directors of Commonwealth Capital Corp. (the parent corporation); Commonwealth Capital Securities Corp. (the broker/dealer); and Commonwealth Income & Growth Fund, Inc. (the General Partner), positions she has held since April 2006. Ms. Springsteen-Abbott is responsible for general operations of the equipment leasing/portfolio management side of the business. Ms. Springsteen-Abbott oversees all CCC operations, as well as CCSC SEC/FINRA compliance. For the broker/dealer, she oversees securities policies, company procedures/operations.  Ms. Springsteen-Abbott oversees all corporate daily operations and training, as well as develops long-term corporate growth strategies. Ms. Springsteen-Abbott has over 27 years of experience in the financial services industry, specifically in the real estate, energy and leasing sectors of alternative investments. Ms. Springsteen-Abbott is the sole shareholder of Commonwealth Capital Corp.  Ms. Springsteen-Abbott was elected to the Board of Directors of the parent corporation in 1997 and has also served as its Executive Vice President and COO.  Also in 1997, she founded Commonwealth Capital Securities Corp., where she was elected to the Board of Directors and appointed President, COO and Chief Compliance Officer. Her responsibilities included business strategy, product development, broker/dealer relations development, due diligence, and compliance.  From 1980 through 1997, Ms. Springsteen-Abbott was employed with Wheat First Butcher Singer, a regional broker/dealer located in Richmond, Virginia.  At Wheat, she served as Senior Vice President & Marketing Manager for the Alternative Investments Division.  Ms. Springsteen-Abbott holds her FINRA Series 7, 63 and 39 licenses.  She is a member of the Equipment Leasing and Finance Association, the Financial Planners Association, the National Association of Equipment Leasing Brokers, REISA and has served on the Board of Trustees for the Investment Program Association. Ms. Springsteen-Abbott is a member of the Executive Committee and the Disaster Recovery Committee.  Ms. Springsteen-Abbott is the wife of Henry J. Abbott.

    Henry J. Abbott, age 61, joined Commonwealth in August 1998 as a Portfolio Manager, a position he held until April 2006, at which time he was elected President of CCC and CIGF, Inc., Executive Vice President of CCSC, and Director of CCC and its affiliates.  Mr. Abbott is a registered principal of the broker/dealer.  Mr. Abbott is responsible for lease acquisitions, equipment dispositions and portfolio review. Additionally, Mr. Abbott is also responsible for oversight of residual valuation, due diligence, equipment inspections, negotiating renewal and purchase options and remarketing off-lease equipment. Mr. Abbott serves as senior member on the Disaster Recovery Committee and the Facilities Committee, and was appointed to the Executive Committee in 2008.  Prior to Commonwealth, Mr. Abbott has been active in the commercial lending industry, working primarily on asset-backed transactions for more than 30 years.  Mr. Abbott attended St. John’s University and holds his FINRA Series 7, 63 and 24 licenses.  Mr. Abbott was a founding partner of Westwood Capital LLC in New York, a Senior Vice President for IBJ Schroeder Leasing Corporation and has managed a group specializing in the provision of operating lease finance programs in the high technology sector.  Mr. Abbott brings extensive knowledge and experience in leasing and has managed over $1.5 billion of secured transactions. Mr. Abbott is a member of the Equipment Leasing and Finance Association, the National Association of Equipment Leasing Brokers, REISA and the Investment Program Association.  Mr. Abbott is the husband of Kimberly A. Springsteen-Abbott.

    Gregory M. Lorenz, age 49, joined Commonwealth Capital Securities Corp. as its President in August 2010, and became a registered principal on October 8, 2010.  Prior to joining Commonwealth Capital Securities Corp., Mr. Lorenz served as a Financial Advisor with Allstate Financial Services from November 2009 to August 2010. His background also includes running his own fee-only financial planning practice from November 2003 to November 2006, and serving as a Financial Advisor for UBS Financial Services from November 2006 to August 2007 and E*Trade Securities from February 2008 to May 2009.  Prior to his employment with the above firms, Mr. Lorenz served as a Portfolio Manager for nine years, five of which were spent managing 17 separate Income & Growth Funds for Commonwealth Capital Corp., where he worked from 1994 to 1998.  Mr. Lorenz has been a requested speaker at several esteemed conferences and organizations, including the Wheat First Butcher Singer (currently Wells Fargo Advisors) Direct Investment Leadership Conference, the Equipment Leasing and Finance Association and the American Society of Appraisers. He has also written articles and been quoted in various publications including Euromoney, Computerworld and The Equipment Leasing & Asset-Based Borrowing Report.  Mr. Lorenz’s areas of expertise include investment, education, insurance, retirement and estate planning.  Mr. Lorenz earned his CERTIFIED FINANCIAL PLANNER™ credentials in June 2005, received his Certificate in Financial Planning from Texas A&M University, Commerce, TX, and attended Orange Coast College, Costa Mesa, CA. He holds his Series 7 General Securities Representative License, Series 66 Registered Investment Advisor Representative License, Series 39 Direct Participation Program Principal’s License and the California Department of Insurance Life & Health and Variable Contracts Licenses.

    Lynn Franceschina , age 40, joined Commonwealth in 2001 as Vice President and Accounting Manager.  In October 2004 she became Controller and Senior Vice President, and since April 2006 has served as Executive Vice President of CCC and CIGF, Inc., Senior Vice President of CCSC, and Chief Operations Officer of CCC, CCSC, and CIGF, Inc. and certain of its affiliates.  She was named as a director of CCC and its affiliates in June 2006.  Ms. Franceschina is responsible for daily operations, including oversight of all accounting, financial reporting and tax functions, investor communications, and human resources. During the period of March 2004 to October 2004, Ms. Franceschina was employed at Wilmington Trust Corp. where she was part of the policies and procedures team responsible for Sarbanes-Oxley documentation.  Prior to joining Commonwealth, Ms. Franceschina was the Business Controls Manager for Liquent, Inc., a leading software developer, where she was responsible for managing corporate forecasting and analysis, as well as the budgeting for the sales and marketing division. From 1999 to 2000, she served as a Senior Financial Analyst for Environ Products, and from 1994 to 1999, she was a Senior Accountant with Duquesne University.  Prior to joining Duquesne University, Ms. Franceschina was an accountant with the public accounting firm of Horovitz, Rudoy, & Roteman.  Ms. Franceschina is a Sigma Beta Delta graduate of Robert Morris University, during which time she also served as treasurer of her Alpha Chi national honor society chapter.  Ms. Franceschina holds her FINRA Series 22, 63, and 39 licenses.  She is a member of the Disaster Recovery Committee, the Equipment Leasing and Finance Association, Investment Program Association, REISA and the Institute of Management Accountants.

    Jay Dugan, age 63, joined Commonwealth in 2002 as Assistant Vice President and Network Adminstrator, and became  a Vice President in December 2002, Senior Vice President in December 2003, and has been Executive Vice President and Chief Technology Officer of the parent and its affiliates since December 2004. Mr. Dugan has also been a director of CCC and CIGF, Inc. since June 2006.  Mr. Dugan is responsible for the information technology vision, security, operation and ongoing development, including network configurations, protection of corporate assets and maximizing security and efficiency of information flow.  Prior to Commonwealth, Mr. Dugan founded First Securities USA, a FINRA member firm, in 1988 and operated that firm through 1998. From 1999 until 2002, Mr. Dugan was an independent due diligence consultant until he came to Commonwealth to develop that area of the firm. Mr. Dugan attended St. Petersburg College and holds an AS Degree in Computer Networking Technology.  Mr. Dugan is a Microsoft Certified Systems Engineer, Microsoft Certified Database Administrator and Comp-Tia Certified Computer Technician.  Mr. Dugan is a senior member of the Disaster Recovery Committee, as well as oversight member of the Website Committee.

    Peter Daley, age 71, joined Commonwealth in June 2006 as a director.  Mr. Daley is an Accredited Senior Appraiser for the discipline of Machinery and Equipment with a specialty in High-Technology for the valuation of computer equipment.  Mr. Daley has been in the computer business since 1965, first with IBM as a computer broker/lessor and then with Daley Marketing Corporation (DMC), a firm he founded in July 1980 to publish reports about computer equipment, including “Market Value Reports” and “Residual Value Reports.”   In January 2001 Mr. Daley acquired Computer Economics, merged DMC into CEI and in April 2005 sold the IT Management Company and created a new company focused on the fair market value business.  Additionally, Mr. Daley remains President of DMC Consulting Group, a separate company that specializes in writing Appraisals, Portfolio Analysis and Property Tax Valuation from Fair Market Value to Residual Value valuations. Mr. Daley has developed a database of “Fair Market Value” equipment values from 1980 to the present, utilizing a variety of reports and publications along with the DMC and CEI Market Value Reports.  This database has been successfully used in the valuation of computer equipment in the settlement of a number of Virginia tax cases.  He has also previously testified in California, Minnesota, Michigan, New York, and the Virginia Courts as an expert in the field of valuation of computer equipment.  Mr. Daley has a full repertoire of lectures, seminars, presentations, and publications that he has conceived and shared with the public.  From 1994 to present he has been writing computer appraisals and reports for Fortune 500 companies.  From April 2005 to present as president of DMC Valuations Group, Mr. Daley has been publishing, both on the web and in print, fair market values, residual values, and manufacturer’s price lists to existing valuation clients around the world. Mr. Daley graduated from Pepperdine University in 1991 with a Masters of Business Administration, and from Cal State Northridge with a Bachelor of Science in Business Administration in 1965.  Mr. Daley is also an Accredited Senior Appraiser with the American Society of Appraisers.

    James Pruett, age 46, joined Commonwealth in 2002 as an Executive Assistant.  Mr. Pruett was named Assistant Vice President and a Compliance Associate in February 2005, Vice President and Compliance Manager in December 2005 and since December 2007 has served as Senior Vice President and Compliance Officer of the parent and its affiliates.  Mr. Pruet was also named Secretary to the parent’s board of directors in December 2008.  Mr. Pruett is responsible for management of regulatory policies and procedures, assisting in compliance internal audit, associate regulatory filings, broker/dealer registrations, state and broker/dealer financial regulatory reporting requirements.  Mr. Pruett assists in the management of shareholder records and updates.  Mr. Pruett is a member of the Website Committee and the Disaster Recovery Committee.  Mr. Pruett holds his FINRA Series 22, 63 and 39 licenses.  Prior to joining Commonwealth, Mr. Pruett served as Managing Editor/Associate Publisher for Caliber Entertainment, a publishing and entertainment licensing company.  Mr. Pruett’s responsibilities included oversight of production of publishing library, as well as serving as Editor-in-Chief for all publications and additionally served as Media Relations Liaison.  Mr. Pruett is a member of the Equipment Leasing Association and Finance and the Investment Program Association.

    Mark Hershenson, age 46, joined Commonwealth in April 2002 as Broker Services Manager and has served as Senior Vice President and Broker Dealer Relations Manager of the parent and its affiliates since December 2007.  Mr. Hershenson is responsible for management of all broker/dealer relationships, and over-sees the Due Diligence, Marketing, and Broker Services Departments.  Prior to Commonwealth, Mr. Hershenson served as part of a financial planning practice at American United Life from 1999 through 2002.  He has written a book for the Florida Insurance Commissioner on how to sell insurance products.  Additionally, in 1991 through 1998, Mr. Hershenson served as sales trainer at MetLife for over 100 registered representatives.  Mr. Hershenson attended Stonehill College and holds a Bachelor’s degree in Psychology, with a concentration in Marketing/Organizational Behaviorism and engaged in Master’s level coursework in Financial Planning though American College.  He holds his FINRA Series 6, 7, 39 and 63 licenses.  Mr. Hershenson is a member of the Equipment Leasing and Finance Association and the Investment Program Association.

    Richard G. Devlin, age 40, joined Commonwealth in October 2006 as Vice President and General Counsel.  Mr. Devlin is responsible for all syndication and Blue Sky activities, FINRA and SEC registrations, contract administration and general legal matters as head of the Legal Department.  Mr. Devlin also assists with broker-dealer compliance functions. Prior to joining Commonwealth, Mr. Devlin was employed since December 2000 as an associate with the law firm Reed Smith, LLP in Philadelphia, where he was responsible for all elements of public and private securities offerings as issuer’s counsel.  Mr. Devlin has developed programs and advised clients regarding compliance with the Sarbanes-Oxley Act of 2002 and related corporate governance and disclosure regulations.  Mr. Devlin has advised both foreign and domestic entities on US securities law compliance in the context of IPOs, exchange listing, private placements, mergers, and employee benefit plans.  In 1997 Mr. Devlin graduated Magna Cum Laude from the University of Pittsburgh School of Law with a Juris Doctorate and in 1994 he completed his Bachelor of Science in Business Administration and Finance at The American University in Washington, DC.  Mr. Devlin is admitted to the bar in New Jersey and Pennsylvania, and holds his FINRA Series 22 and 63 Licenses.  Mr. Devlin is also a member of the Website Committee and the Disaster Recovery Committee and is a member of the Equipment Leasing and Finance Association, REISA and the Investment Program Association.

    David W. Riggleman, age 49, joined Commonwealth in July 2007 as a Business Development Specialist and was named Assistant Vice President in December 2007, Portfolio Manager in June 2008, Vice President of CCC and CIGF, Inc. in December 2008, and as Senior Vice President in December 2010.  Mr. Riggleman is responsible for lease acquisitions, equipment research and evaluation, lease pricing, portfolio analysis, and asset remarketing and disposition.  Prior to joining Commonwealth, Mr. Riggleman served from January 2005 to July 2007 as Vice President, Investments for Raymond James and Associates in Cumberland, Maryland.  At Raymond James, he served as a Branch Owner in the Advisor Select Program.  He managed branch associates in addition to managing private client accounts with more than $75 million in assets under management.  From July 1994 to December 2004, Mr. Riggleman was Vice President, Investments and Branch Manager at Legg Mason.  While there, he opened and managed a branch while also managing private client and institutional assets with assets under management of more than $65 million.  He served as a member of Legg Mason President’s Council in 1998 and served consecutive terms as member of Legg Mason’s Financial Services Advisory Panel in 1999 and 2000.  From January 1987 to June 1994, he was Vice President, Investments of Wheat First Securities, where he managed private client and institutional assets totaling more than $40 million.  Mr. Riggleman studied Economics at the University of Richmond, and also Business Administration at Frostburg State University.

    Edmond J. Enderle, age 65, joined Commonwealth in 2006 and serves as Vice President and Controller.  Mr. Enderle is responsible for Regulatory Filings, Internal Controls, Budgeting, Forecasting, Cash Flow Projections and all accounting related to Syndication.  Mr. Enderle also functions as the Audit Liaison.  Prior to Commonwealth, Mr. Enderle worked most recently at Sunoco Logistics Partners LP located in Philadelphia.  This company boasted $4.5 billion in revenue, and here Mr. Enderle served as the Accounting Manager where he was responsible for SEC reporting, financial accounting, reporting and analysis, preparation of annual revenue and expense budgets and managing the monthly close process ensuring adherence to GAAP. Mr. Enderle also conducted environmental and legal reserve analysis, wrote, reviewed and certified various Sarbanes Oxley procedures and system narratives, and reported to management for strategic planning and executive presentations. Prior to Sunoco Logistics, Mr. Enderle worked at Sunoco Inc. (GP of Sunoco Logistics. Operator of 5 Oil Refineries) as the Accounting Manager in the Supply Chain department where his responsibilities included management of the Crude and Refined Oil Pools, departmental budgeting, monthly closing processes, and financial analysis and reporting. Mr. Enderle attended St. Josephs University in Philadelphia and holds a Bachelor of Science in Accounting and also attended Widener University in Chester, Pennsylvania and holds an MBA in Finance/Taxation.

    Lisa Renshaw, age 53, joined Commonwealth in November 2006 and serves as Vice President and National Sales Manager of CCC. Ms. Renshaw, based in Wilmington, North Carolina, brings over twenty years of leasing experience to CCC and is responsible for spearheading lease acquisitions efforts and is the primary liaison with Lessors in the Eastern United States. Ms Renshaw will continue to strengthen CCC’s relationships and customer base on the east coast. Previously, Ms. Renshaw was employed by IBM Global Finance from 2002 to November 2006 with responsibilities for pricing lease transactions. She supported IGF sales representatives in the East and Central region as well as third party business partners and IBM Global Services by structuring FMV leases, upgrades, extensions, hybrids and migrations.  Prior to IGF, Ms. Renshaw owned her own company, Carrier Capital Resources, from 1992 to 2002, where she brokered lease transactions between lessors and funding sources on a nationwide basis.  During this time, Ms. Renshaw also served on the Board of Directors of the National Equipment Finance Association (formerly, the Eastern Association of Equipment Lessors).  Prior to 1992, Ms. Renshaw was employed by IBJ Schroeder Bank and Trust (1987 – 1992); PKFinans (1985-1987); Citibank (1981-1985); Playtex (1979 to 1981); Penn Life Insurance (1977-1979); and Greenbelt CARES (1976-1977).  Married with two children, Ms. Renshaw earned her BA in psychology from American University, graduating Cum Laude in 1976.

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

ENTITY RECEIVING COMPENSATION	TYPE OF COMPENSATION	AMOUNT INCURRED DURING 2011	AMOUNT INCURRED DURING 2010
	OPERATIONAL AND SALE OR LIQUIDATION STAGES

The General Partner	Equipment Acquisition Fee. The General Partner earned an equipment acquisition fee of 4% of the purchase price of each item of equipment purchased as compensation for the negotiation of the acquisition of the equipment and lease thereof or sale under a conditional sales contract. At December 31, 2011, the remaining balance of prepaid acquisition fees was approximately $68,000, which will be earned in future periods.	$111,000	$321,000
The General Partner and its Affiliates	Reimbursable Expenses. The General Partner and its affiliates are entitled to reimbursement by the Partnership for the cost of goods, supplies or services obtained and used by the general partner in connection with the administration and operation of the partnership from third parties unaffiliated with the General Partner. The amounts set forth on this table do not include expenses incurred in the offering of units.	$1,354,000	$1,601,000
The General Partner	Debt Placement Fee. As compensation for arranging term debt to finance the acquisition of equipment to the Partnership, a fee equal to one percent of such indebtedness; provided, however, that such fee shall be reduced to the extent the Partnership incurs such fees to third parties unaffiliated with the General Partner or the lender, with respect to such indebtedness. No such fee will be paid with respect to borrowings from the general partner or its affiliates.	$2,000	$8,000
The General Partner	Equipment Management Fee. A monthly fee equal to the lesser of (a) the fees which would be charged by an independent third party in the same geographic market for similar services and similar equipment or (b) the sum of (i) two percent of the gross lease revenues attributable to equipment subject to full payout net leases which contain net lease provisions and (ii) five percent of the gross lease revenues attributable to equipment subject to operating leases and (iii) two percent of the gross lease revenues attributable to equipment subject to finance leases.	$366,000	$375,000
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
		$17,000	$1,500
The General Partner	Partnership Interest and Distribution. The General Partner has a present and continuing one percent interest of $1,000 in the Partnership’s item of income, gain, loss, deduction, credit, and tax preference. In addition, the General Partner receives one percent of Cash Available for Distribution until the Limited Partners have received distributions of Cash Available for Distribution equal to their Capital Contributions plus the 10% Cumulative Return and thereafter, the General Partner will receive 10% of Cash Available for Distribution.	$35,000	$36,000

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

ITEM 14:                     PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The aggregate fees billed for the fiscal years ended December 31, 2011 and 2010 for professional services rendered by the Partnership’s independent registered public accounting firm for the audit of our annual financial statements and review of the financial statements included in our Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for that fiscal year, were approximately $123,000 and $88,000, respectively.

AUDIT-RELATED FEES

There were no aggregate fees billed in the fiscal years ended December 31, 2011 and 2010 for assurance and related services by the Partnership’s independent registered public accounting firm that are reasonably related to the performance of the audit or review of the registrant's financial statements and are not reported under the paragraph captioned “Audit Fees.”

TAX FEES

There were no fees billed in the fiscal years ended December 31, 2011 and 2010 for professional services rendered by the Partnership’s independent registered public accounting firm for tax compliance, tax advice and tax planning.

ALL OTHER FEES

There were no aggregate fees billed in the fiscal years ended December 31, 2011 and 2010 for products and services provided by the Partnership’s independent registered public accounting firm, other than the services reported above under other captions of this Item 14.

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

There were no other fees approved by the Board of Directors of the General Partner, or paid by the Partnership during 2011 other than fees related to audit or tax compliance.

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

*Incorporated by reference from the Partnership’s Registration Statement on Form S-1 (Registration No. 333-26933)

SIGNATURES

Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf April 16, 2012 by the undersigned thereunto duly authorized.

COMMONWEALTH INCOME & GROWTH FUND VI
By: COMMONWEALTH INCOME & GROWTH FUND, INC., General Partner
By: /s/Kimberly A. Springsteen-Abbott
Kimberly A. Springsteen-Abbott,
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 16, 2012:

SIGNATURE	CAPACITY

/s/Kimberly A. Springsteen-Abbott	Chairman, Chief Executive Officer,
Kimberly A. Springsteen-Abbott	Commonwealth Income & Growth Fund, Inc.

/s/Henry J. Abbott	Director, President,
Henry J. Abbott	Commonwealth Income & Growth Fund, Inc.

Commonwealth Income &
Growth Fund VI

Financial Statements
For the years ended December 31, 2011 and 2010

Report of Independent Registered Public Accounting Firm

The Partners
Commonwealth Income & Growth Fund VI
Chadds Ford, Pennsylvania

We have audited the accompanying balance sheets of Commonwealth Income & Growth Fund VI (“Partnership”) as of December 31, 2011 and 2010, and the related statements of operations, Partners’ capital and cash flows for each of the years in the two year period ended December 31, 2011. The Partnership’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Commonwealth Income & Growth Fund VI as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

/s/ ASHER & COMPANY, Ltd.

Philadelphia, Pennsylvania

April 16, 2012

 Commonwealth Income &
Growth Fund VI

Balance Sheets

	December 31,	December 31,
	2011	2010

ASSETS
Cash and cash equivalents	$1,575,177	$2,114,823
Lease income receivable, net of reserve of approximately $373,000 and $299,000 at December 31, 2011 and 2010, respectively	453,195	483,763
Accounts receivable, Commonwealth Capital Corp.	628,782	727,961
Accounts receivable, General Partner	53,354	-
Other receivables	1,008	1,133
Prepaid expenses	1,451	7,703
	2,712,967	3,335,383

Net investment in finance leases	149,306	234,348

Technology equipment, at cost	25,949,613	26,954,695
Accumulated depreciation	(15,577,260)	(10,904,949)
	10,372,353	16,049,746

Equipment acquisition costs and deferred expenses, net of accumulated amortization of
$668,000 and $508,000 at December 31, 2011 and 2010, respectively	327,090	543,466
Prepaid acquisition fees	67,782	167,026
	394,872	710,492

Total Assets	$13,629,498	$20,329,969

LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES
Accounts payable	$105,206	$97,520
Accounts payable, General Partner	-	30,407
Other accrued expenses	38,035	54,219
Unearned lease income	357,800	460,891
Notes payable	562,665	725,895
Total Liabilities	1,063,706	1,368,932

PARTNERS' CAPITAL
General Partner	1,000	1,000
Limited Partners	12,564,792	18,960,037
Total Partners' Capital	12,565,792	18,961,037

Total Liabilities and Partners' Capital	$13,629,498	$20,329,969

see accompanying notes to financial statements

Commonwealth Income &
Growth Fund VI

Statements of Operations

	Years ended December 31,
	2011	2010

Revenue
Lease	$7,271,862	$7,459,511
Interest and other	47,417	51,278
Gain on sale of computer equipment	29,203	10,959
Total revenue	7,348,482	7,521,748

Expenses
Operating, excluding depreciation	1,369,837	1,614,980
Equipment management fee, General Partner	365,807	374,662
Interest	40,301	28,936
Depreciation	7,929,593	6,231,423
Amortization of equipment acquisition costs and deferred expenses	329,741	315,830
Bad debt expense	73,701	299,333
Total expenses	10,108,980	8,865,164

Net (loss)	$(2,760,498)	$(1,343,416)

Net (loss) allocated to Limited Partners	$(2,795,670)	$(1,379,614)

Net (loss) per equivalent Limited Partnership unit	$(1.55)	$(0.76)

Weighted average number of equivalent limited partnership units outstanding during the period	1,809,245	1,809,911

see accompanying notes to financial statements

Commonwealth Income &
Growth Fund VI

Statements of Partners' Capital

	General	Limited
	Partner	Partner	General	Limited
	Units	Units	Partner	Partners	Total
Balance, January 1, 2010	50	1,809,911	$1,000	$23,923,280	$23,924,280
Net income (loss)	-	-	36,198	(1,379,614)	(1,343,416)
Distributions	-	-	(36,198)	(3,583,629)	(3,619,827)
Balance, December 31, 2010	50	1,809,911	$1,000	$18,960,037	$18,961,037
Redemptions	-	(1,397)	-	(16,319)	(16,319)
Net income (loss)	-	-	35,172	(2,795,670)	(2,760,498)
Distributions	-	-	(35,172)	(3,583,256)	(3,618,428)
Balance, December 31, 2011	50	1,808,514	$1,000	$12,564,792	$12,565,792

see accompanying notes to financial statements

Commonwealth Income &
Growth Fund VI

Statements of Cash Flows

Years ended December 31,	2011	2010

Cash flows from operating activities
Net (loss)	$(2,760,498)	$(1,343,416)
Adjustments to reconcile net (loss) to net cash provided by operating activities
Depreciation and amortization	8,259,334	6,547,253
(Gain) on sale of equipment	(29,203)	(10,959)
Bad debt expense	73,701	299,333
Other noncash activities:
Lease revenue net of interest expense, on notes payable, realized as a result of direct payment of principal to bank by lessee	(411,629)	(353,305)
Earned interest on finance leases	(25,666)	(7,763)
Changes in assets and liabilities
Lease income receivable	(43,133)	(566,757)
Accounts receivable, Commonwealth Capital Corp.	99,179	(736,747)
Accounts receivable, General Partner	(53,354)	-
Other receivables, affiliated limited partnerships	-	9,196
Other receivables	125	5,581
Prepaid expenses	6,252	(3,713)
Accounts payable, General Partner	(30,407)	1,724
Accounts payable	7,684	49,989
Accounts payable, affiliated limited partners	-	(3,325)
Unearned lease income	(103,091)	5,683
Other accrued expenses	(16,184)	2,227
Net cash provided by operating activities	4,973,110	3,895,001

Cash flows from investing activities
Capital expenditures	(2,523,595)	(7,373,295)
Purchase of finance leases	-	(207,739)
Payment from finance leases	110,710	26,959
Equipment acquisition fees paid to the General Partner	(11,636)	(20,568)
Net proceeds from the sale of computer equipment	548,996	47,617
Net cash (used in) investing activities	(1,875,525)	(7,527,026)

Cash flows from financing activities
Redemptions	(16,319)	-
Distributions to partners	(3,618,428)	(3,619,827)
Borrowing on Notes Payable	-	347,862
Debt placement fee paid to General partner	(2,484)	(7,639)
Net cash (used in) financing activities	(3,637,231)	(3,279,604)

Net (decrease) in cash and cash equivalents	(539,646)	(6,911,629)

Cash and cash equivalents at beginning of year	2,114,823	9,026,452

Cash and cash equivalents at end of year	$1,575,177	$2,114,823

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

During the year ended December 31, 2011 limited partners redeemed 1,397 units of partnership interest for a total redemption price of approximately $16,000 in accordance with the terms of the Partnership’s Limited Partnership Agreement (the “Agreement”). No redemptions occurred during the year ended December 31, 2010.

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

The Partnership’s investment objective is to acquire primarily high technology equipment.  Information technology has developed rapidly in recent years and is expected to continue to do so.  Technological advances have permitted reductions in the cost of information technology processing capacity, speed, and utility.  In the future, the rate and nature of equipment development may cause equipment to become obsolete more rapidly.  The Partnership also acquires high technology medical, telecommunications and inventory management equipment. The Partnership’s General Partner will seek to maintain an appropriate balance and diversity in the types of equipment acquired.  The market for high technology medical equipment is growing each year.  Generally, this type of equipment will have a longer useful life than other types of technology equipment.  This allows for increased re-marketability, if it is returned before its economic or announcement cycle is depleted.

The Partnership’s General Partner is Commonwealth Income & Growth Fund, Inc. (the “General Partner”), a Pennsylvania corporation which is an indirect wholly-owned subsidiary of CCC. CCC is a member of the Investment Program Association (IPA), REISA, Financial Planning Association (FPA), and the Equipment Leasing and Finance Association (ELFA). Approximately ten years after the commencement of operations, the Partnership intends to sell or otherwise dispose of all of its equipment, make final distributions to partners, and to dissolve.  Unless sooner terminated or extended pursuant to the terms of the Agreement, the Partnership will continue until December 31, 2018.

Allocations of income and distributions of cash are based on the Agreement.  The various allocations under the Agreement prevent any limited partner’s capital account from being reduced below zero and ensure the capital accounts reflect the anticipated sharing ratios of cash distributions, as defined in the Agreement.  During years ended December 31, 2011 and 2010, cash distributions to limited partners for each quarter were made at a rate of approximately 10% of their original contributed capital.  Distributions during the years ended December 31, 2011 and 2010 were made to limited partners in the amount of approximately $1.98 based on each investor’s number of limited partnership units outstanding during the year.

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

There were no assets or liabilities measured at fair value on a recurring basis at December 31, 2011 and 2010. Fair Value Measurements on a nonrecurring basis as of December 31, 2011 and 2010 are as follows:

	Fair Value as of December 31, 2011	Fair Value Measurements Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Assets
Equipment	$691,000	$—	$—	$691,000

	Fair Value as of December 31, 2010	Fair Value Measurements Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Assets
Equipment	$554,000	$—	$—	$554,000

Equipment is measured at fair value on a non-recurring basis in conjunction with the Partnership’s impairment analysis.  An impairment charge of approximately $1,097,000 and $64,000 was recorded for equipment written down to fair value in 2011 and 2010, respectively. The fair value of the equipment is calculated using an income approach for 2011 and 2010.  The income approach utilized discounted cash flows based on inputs classified as level 3, within the fair value hierarchy.  The primary inputs for the cash flow models were estimates of cash flows from lease revenue and expected residual values, as determined by management.

Fair Value disclosures of financial instruments not recorded at fair value on the balance sheet

Estimated fair value was determined by management using available market information and appropriate valuation methodologies.  However, judgment was necessary to interpret market data and develop estimated fair value.  Cash, receivables, accounts payable and accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values as of December 31, 2011 and 2010 due to the immediate or short-term nature of these financial instruments.

The Partnership’s long-term debt consists of notes payable, which are secured by specific computer equipment and are nonrecourse liabilities of the Partnership. The estimated fair value of this debt at December 31, 2011 and 2010 approximates the carrying value of these instruments, due to the interest rates on this debt approximating current market interest rates.

Revenue Recognition

Through December 31, 2011, the Partnership’s lease portfolio consisted of operating and finance leases.  Lease revenue is recognized on a monthly basis in accordance with the terms of the lease agreements.

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

Long-Lived Assets

The Partnership evaluates its long-lived assets when events or circumstances indicate that the value of the asset may not be recoverable.  The Partnership determines whether impairment exists by estimating the undiscounted cash flows to be generated by each asset.  If the estimated undiscounted cash flows are less than the carrying value of the asset then impairment exists.  The amount of the impairment is determined based on the difference between the carrying value and the fair value.  The fair value of the equipment is calculated using income or market approaches.

Depreciation on equipment for financial statement purposes is based on the straight-line method estimated generally over useful lives of two to four years.

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

Lease Income Receivable

Lease income receivable includes current lease income receivable net of allowances for uncollectible accounts, if any. The Partnership monitors lease income receivable to ensure timely and accurate payment by lessees.  Its Lease Relations department is responsible for monitoring lease income receivable and, as necessary, resolving outstanding invoices. Lease revenue is recognized on a monthly straight-line basis which is in accordance with the terms of the lease agreement.

The Partnership reviews a customer’s credit history before extending credit. In the event of a default it may establish a provision for uncollectible lease income receivable based upon the credit risk of specific customers, historical trends and other information.

Cash and cash equivalents

We consider cash and cash equivalents to be cash on hand and highly liquid investments with an original maturity of 90 days or less.

At December 31, 2011, cash was held in a total of seven accounts maintained at two separate financial institutions with an aggregate balance of approximately $1,594,000. Bank accounts are federally insured up to $250,000, while pursuant to the Dodd/Frank Act of 2010, some accounts are fully insured by the FDIC.  At December 31, 2011 and 2010, the aggregate cash balances were as follows:

Balance at December 31,	2011	2010
Total bank balance	$1,594,000	$2,130,000
FDIC insured	$(817,000)	$(982,000)
Uninsured amount	$777,000	$1,148,000

The Partnership mitigates the risk of holding uninsured deposits by depositing funds with more than one institution and by only depositing funds with major financial institutions.  The Partnership has not experienced any losses in such accounts, and believes it is not exposed to any significant credit risk.  The amounts in such accounts will fluctuate throughout 2012 due to many factors, including the pace of additional cash receipts, equipment acquisitions and distributions to investors.

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

Recent Accounting Pronouncements

In December 2011, the FASB issued ASU No. 2011-11 (“ASC Update 2011-11”), Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. This ASU requires an entity to disclose information about offsetting and related arrangements to enable user of its financial statements to understand the effect of those arrangements on its financial position. The amendments in this update are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Partnership is currently evaluating the effect this ASU will have on its financial statements.

In May 2011, the FASB issued ASU No. 2011-04 (“ASC Update 2011-04”), Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRS. This ASU is intended to update the fair value measurement and disclosure requirements in US GAAP for measuring fair value and for disclosing information about fair value measurements.  Some of the amendments clarify the Board’s intent about application of existing fair value measurement requirements, while others change a particular principle or requirement for measuring or disclosing fair value measurement information.  The amendments in this update are for interim and annual periods beginning after December 15, 2011.  The Partnership is currently evaluating the effect this ASU will have on its financial statements.

In April 2011, the FASB issued ASU No. 2011-02 (“ASC Update 2011-02”) A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.  This ASU provides additional guidance on a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties.  The additional guidance is intended to create additional consistency in the application of generally accepted accounting principles (GAAP) for debt restructuring. The amendments in this Update were effective for the first interim or annual period beginning on or after June 15, 2011, and were required to be applied retrospectively to the beginning of the annual period of adoption. The Partnership adopted this ASU during the third quarter of 2011 and it did not have a material effect on its financial statements.

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

3. Information Technology, Medical Technology, Telecommunications Technology, Inventory Management and Other Business-Essential Capital Equipment (“Equipment”)

The Partnership is the lessor of equipment under leases with periods generally ranging from 12 to 48 months.  In general, associated costs such as repairs and maintenance, insurance and property taxes are paid by the lessee.

The Partnership recorded an impairment charge of approximately $1,097,000 and $64,000 at December 31, 2011 and 2010, respectively, as impairment indicators were noted, and is included in depreciation expense in the accompanying financial statements.

Remarketing fees are incurred to the leasing companies from which the Partnership purchases leases.  These are fees that are earned by the leasing companies when the initial terms of the lease have been met and the lessee extends or renews the lease, or the equipment is sold.  The General Partner believes that this strategy adds value since it entices the leasing company to remain actively involved with the lessee and encourages extensions, remarketing or sale of equipment.  This strategy is designed to minimize any conflicts the leasing company may have with a new lessee and may assist in maximizing overall portfolio performance.  The remarketing fee is tied into lease performance thresholds and is a factor in the negotiation of the up-front fee paid to the leasing company.  For the year end December 31, 2011, approximately $51,000 of remarketing fees were incurred. No such fees were incurred for the year ended December 31, 2010.

CCC, on behalf of the Partnership and on behalf of other affiliated partnerships, acquires equipment subject to associated debt obligations and lease agreements and allocates a participation in the cost, debt and lease revenue to the various partnerships based on certain risk factors.

The Partnership’s share of the equipment in which it participates with other partnerships at December 31, 2011 was approximately $13,429,000 and is included in the Partnership’s fixed assets on its balance sheet. The total cost of the equipment shared by the Partnership with other partnerships at December 31, 2011 was approximately $33,442,000. The Partnership’s share of the outstanding debt associated with this equipment at December 31, 2011 was approximately $557,000. The total outstanding debt related to the equipment shared by the Partnership at December 31, 2011 was approximately $1,336,000.

The Partnership’s share of the computer equipment in which we participated with other partnerships at December 31, 2010 was approximately $13,880,000 and is included in fixed assets on our balance sheet. The total cost of the equipment we shared with other partnerships at December 31, 2010 was approximately $34,067,000. The Partnership’s share of the outstanding debt associated with this equipment at December 31, 2010 was approximately $707,000.  The total outstanding debt related to the shared equipment at December 31, 2010 was approximately $1,916,000.

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

The following is a schedule of future minimum rentals on noncancelable operating leases at December 31, 2011:

Year Ending December 31,	Amount
2012	$4,720,000
2013	1,828,000
2014	498,000
$7,046,000

The following lists the components of the net investment in finance leases at December 31:

	2011	2010
Total minimum lease payments to be received	$139,000	$250,000
Estimated residual value of leased equipment (unguaranteed)	24,000	24,000
Less: unearned income	(14,000)	(40,000)
Net investment in direct finance leases	$149,000	$234,000

Our finance lease customers operate in various industries, and we have no significant customer concentration in any one industry. We assess credit risk for all of our customers, including those that lease under finance leases. This credit risk is assessed using an internally developed model which incorporates credits scores from third party providers and our own customer risk ratings and is periodically reviewed. Our internal ratings are weighted based on the industry that the customer operates in.  Factors taken into consideration when assessing risk includes both general and industry specific qualitative and quantitative metrics.  We separately take in to consideration payment history, open lawsuits, liens and judgments.  Typically, we will not extend credit to a company that has been in business for less than 5 years or that has filed for bankruptcy within the same period. Our internally based model may classify a company as high risk based on our analysis of their audited financial statements. Additional considerations of high risk may include history of late payments, open lawsuits and liens or judgments. In an effort to mitigate risk, we typically require deposits from those in this category. The following table presents the credit risk profile, by creditworthiness category, of our finance lease receivables at December 31, 2011:

Risk Level	Percent of Customers
Low	0%
Moderate Low	20%
Moderate	59%
Moderate High	21%
High	0%
Net finance lease receivable	100%

As of December 31, 2011 we determined that we did not have a need for an allowance for uncollectible accounts associated with any of our finance leases, as there was no material risk of default.

The following is a schedule of future minimum rentals on noncancelable finance leases at December 31, 2011:

Amount
2012	$102,000
2013	36,000
2014	1,000
$139,000

4. Significant Customers

Lessees equal to or exceeding 10% of lease revenue for the year ended December 31:

2011
There is no lessee that equals or exceeds 10% of revenue

2010
Government Employees Insurance Company	12%

Lessees equal to or exceeding 10% of net lease income receivable at December 31:

2011
Motorola, Inc.	14%
SuperValu, Inc.	11%

2010
SuperValu, Inc.	11%
Motorola, Inc.	10%

5.  Related Party Transactions

Receivables/Payables

As of December 31, 2011 the Partnership’s related party receivables and payables are short term, unsecured, and non-interest bearing.

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

Equipment acquisition fee
The General Partner earns an equipment acquisition fee of 4% of the purchase price of each item of equipment purchased, as compensation for the negotiation of the acquisition of the equipment and lease thereof, or sale under a conditional sales contract.   This fee is prepaid at the time of a limited partners’ capital contribution, and earned as equipment is acquired.  At December 31, 2011, the remaining balance of prepaid acquisition fees was approximately $68,000, which is expected to be earned in future periods.

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

For the years ended December 31, 2011 and 2010 we incurred the following fees:

	2011	2010
Reimbursable expenses	$1,354,000	$1,601,000
Equipment acquisition fee	$111,000	$321,000
Debt placement fee	$2,000	$8,000
Equipment management fee	$366,000	$375,000
Equipment liquidation fee	$17,000	$1,500

6.  Notes Payable

Notes payable consisted approximately of the following:

December 31,	2011	2010

Installment note payable to banks; interest rate of 5.75%,
due in quarterly installments of $37,927, including interest
with final payment in January 2011	$-	$38,000

Installment notes payable to banks; interest ranging from 5.89% to 7.50%, due in monthly and quarterly installments ranging from $7,104 to $9,514, including interest
with final payment in October 2012	186,000	415,000

Installment note payable to banks; interest rate of 7.50%,
due in monthly installments of $10,665 including interest
with final payment in April 2013	162,000	273,000

Installment note payable to banks: interest rate of 5.25%,
due in monthly installments of $7,441 including interest
with final payment in July 2014	215,000	-

	$563,000	$726,000

The notes are secured by specific computer equipment with a carrying value of approximately $791,000 and are nonrecourse liabilities of the Partnership.  As such, the notes do not contain any debt covenants with which we must comply on either an annual or quarterly basis.  Aggregate payments of notes payable for each of the periods subsequent to December 31, 2011 are as follows:

Year Ending December 31,	Amount
2012	$386,000
2013	126,000
2014	51,000
$563,000

7.  Supplemental Cash Flow Information

Noncash investing and financing activities include the following:

Year ended December 31,	2011	2010

Debt assumed in connection with purchase of computer equipment	$248,000	$432,000

Equipment acquisition fees earned by General Partner upon purchase of equipment from prepaid acquisition fees	$99,000	$321,000

During the years ended December 31, 2011 and 2010, the Partnership wrote-off fully amortized acquisition and finance fees of approximately $169,000 and $82,000, respectively.

8.	Commitments and Contingencies

On June 18, 2010, Commonwealth Capital Corp. (the parent of our general partner) filed suit on our behalf against Allied Health Care Services Inc. (“Allied”).  Allied is a lessee of medical equipment that failed to make its monthly lease payments since March 2010. Since March 2010, Commonwealth attempted on several occasions to collect lease rentals from Allied, but to no avail.   Our suit was filed in the U.S. District Court (District of New Jersey - Case No 2:10-cv-03135), for all outstanding rents, the value of leased equipment and all costs of collection.

On August 19, 2010, an involuntary petition for relief under Chapter 7 of the Bankruptcy Code was filed against Allied in the US Bankruptcy Court for the District of New Jersey.  On September 3, 2010, Mr. Schwartz was arrested by the FBI for alleged mail fraud in connection with his medical equipment leasing business. Additionally, Commonwealth was one of the petitioning creditors in an involuntary Chapter 7 bankruptcy petition filed against Mr. Schwartz personally on September 17, 2010, in the same court.  To date, the Partnership has taken a 100% reserve against the Allied receivables, reflecting the uncertainty of the outcome of these cases and funds that may be available for creditors. The bankruptcy trustee has not yet indicated whether he will pursue adversary claims against creditors seeking the return of pre-petition payments made by Allied, and therefore the Partnership's exposure to such potential claims remains indeterminable at this time.

Upon considering the criminal complaints against Mr. Schwartz and his alleged co-conspirator, related press releases, and due to Mr. Schwartz’ resulting conviction for fraud in November 2011, management has fully impaired all related equipment for approximately $979,000. Commonwealth continues to pursue all of our rights against both Allied and Mr. Schwartz to recover any available assets to the greatest extent possible.

9.	Reconciliation of Amounts Reported for Financial Reporting Purposes to Amounts on the Federal Partnership Return (Unaudited)

The tax bases of the Partnership’s net assets and liabilities vary from the amounts presented in these financial statements at December 31, 2011 and 2010 as follows:

	2011	2010
Financial statement basis of net assets	$12,565,792	$18,961,037
Tax basis of net assets (unaudited)	6,290,344	10,375,631
Difference	$6,275,448	$8,585,406

The primary differences between the tax bases of net assets and the amounts recorded in the financial statements are the result of differences in accounting for impairment losses, syndication costs and differences between the depreciation methods used in the financial statements and the Partnership’s tax returns (unaudited).

Years ended December 31,	2011	2010

Net (loss) for financial reporting purposes to taxable (loss)	$(2,760,498)	$(1,343,416)
Adjustments (unaudited)
Gain (loss) on sale of computer equipment	99,485	(32,825)
Depreciation	885,443	(1,554,906)
Amortization	303,521	294,458
Unearned lease income	(103,091)	5,684
Penalties	393	-
Bad debts	109,279	210,054
Other	1,014,929	135,636
Taxable (loss) on the Federal Partnership return (unaudited)	$(450,539)	$(2,285,315)

The “Adjustments – Other” includes financial statement adjustments that will be reflected on the tax return in the subsequent year and is primarily attributable to an impairment charge of approximately $1,097,000 and an increase in the bad debt reserve of approximately $74,000 for the year ended December 31, 2011.

10.  Quarterly Results of Operations (Unaudited)

Summarized quarterly financial data for the year ended December 31, 2011 is as follows:

	Quarter ended
	March 31	June 30	September 30	December 31

2011

Revenues
Lease and other	$1,894,370	$1,816,076	$1,811,381	$1,797,452
Gain on sale of computer equipment	60,282	89	-	2,787
(Loss) on sale of computer equipment	-	-	(33,955)	-
Total revenues	1,954,652	1,816,165	1,777,426	1,800,239

Total costs and expenses	2,413,157	2,281,239	2,097,352	3,317,232

Net (loss)	$(458,505)	$(465,074)	$(319,926)	$(1,516,993)
Net (loss) allocated to limited partners	$(467,555)	$(473,111)	$(328,969)	$(1,526,035)
Net (loss) per limited partner unit	$(0.26)	$(0.26)	$(0.18)	$(0.85)

Summarized quarterly financial data for the year ended December 31, 2010 is as follows:

	Quarter ended
	March 31	June 30	September 30	December 31

2010

Revenues
Lease and other	$1,793,914	$2,058,815	$1,833,161	$1,824,899
Gain on sale of computer equipment	177	-	-	14,679
(Loss) on sale of computer equipment	-	-	(3,897)	-
Total revenues	1,794,091	2,058,815	1,829,264	1,839,578

Total costs and expenses	1,917,700	2,199,913	2,327,251	2,420,300

Net (loss)	$(123,609)	$(141,098)	$(497,987)	$(580,722)
Net (loss) allocated to limited partners	$(132,659)	$(150,148)	$(507,036)	$(589,771)
Net (loss) per limited partner unit	$(0.07)	$(0.08)	$(0.28)	$(0.34)