Form 10-Q
period 2012-06-30
Commonwealth Income & Growth Fund VI
filed 2012-08-14
CIK 1351901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012    or

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

FORM 10-Q
JUNE 30, 2012

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

Commonwealth Income & Growth Fund VI
Condensed Balance Sheets

	June 30,	December 31,
	2012	2011
	(unaudited)

ASSETS
Cash and cash equivalents	$972,390	$1,575,177
Lease income receivable, net of reserve of approximately $423,000 and $373,000
at June 30, 2012 and December 31, 2011, respectively	404,193	453,195
Accounts receivable, Commonwealth Capital Corp.	756,537	628,782
Accounts receivable, General Partner	-	53,354
Other receivables	3,158	1,008
Prepaid expenses	4,712	1,451
	2,140,990	2,712,967

Net investment in finance leases	101,830	149,306

Equipment, at cost	25,577,928	25,949,613
Accumulated depreciation	(16,730,425)	(15,577,260)
	8,847,503	10,372,353

Equipment acquisition costs and deferred expenses, net of
accumulated amortization of approximately $417,000 and $668,000 at June 30, 2012 and December 31, 2011, respectively	244,428	327,090
Prepaid acquisition fees	11,329	67,782
	255,757	394,872

Total Assets	$11,346,080	$13,629,498

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES
Accounts payable	$121,866	$105,206
Accounts payable, General Partner	48,728	-
Other accrued expenses	55,138	38,035
Unearned lease income	205,449	357,800
Notes payable	361,793	562,665
	792,974	1,063,706

PARTNERS' CAPITAL
General Partner	1,000	1,000
Limited Partners	10,552,106	12,564,792
Total Partners' Capital	10,553,106	12,565,792

Total Liabilities and Partners' Capital	$11,346,080	$13,629,498

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund VI
Condensed Statements of Operations
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011

Revenue
Lease	$1,688,675	$1,803,388	$3,434,492	$3,682,063
Interest and other	4,484	12,688	8,213	28,383
Gain on sale of equipment	25,342	89	39,305	60,371
Total revenue	1,718,501	1,816,165	3,482,010	3,770,817

Expenses
Operating, excluding depreciation	302,055	375,446	624,266	835,104
Equipment management fee, General Partner	84,988	90,723	172,832	185,210
Interest	6,730	9,961	14,388	19,701
Depreciation	1,309,245	1,725,046	2,644,699	3,469,930
Amortization of equipment acquisition costs and deferred expenses	64,361	80,063	139,113	164,451
Bad debt expense	20,143	-	50,143	20,000
Total expenses	1,787,522	2,281,239	3,645,441	4,694,396

Net loss	$(69,021)	$(465,074)	$(163,431)	$(923,579)

Net (loss) allocated to Limited Partners	$(78,044)	$(473,111)	$(182,495)	$(940,666)

Net (loss) per equivalent Limited Partnership unit	$(0.04)	$(0.26)	$(0.10)	$(0.52)

Weighted average number of equivalent
Limited Partnership units outstanding
during the year	1,804,484	1,809,911	1,805,989	1,809,911

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund VI
Condensed Statement of Partner's Capital
For the six months ended June 30, 2012
(unaudited)

	General	Limited
	Partner	Partner	General	Limited
	Units	Units	Partner	Partners	Total
Balance, January 1, 2012	50	1,808,514	$1,000	$12,564,792	$12,565,792
Net income (loss)	-	-	19,064	(182,495)	(163,431)
Redemptions	-	(4,030)	-	(44,103)	(44,103)
Distributions	-	-	(19,064)	(1,786,088)	(1,805,152)
Balance, June 30, 2012	50	1,804,484	$1,000	$10,552,106	$10,553,106

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund VI
Condensed Statements of Cash Flows
(unaudited)

	Six months ended June 30,
	2012	2011

Net cash provided by operating activities	$2,271,656	$2,520,825

Cash flows from investing activities
Capital expenditures	(1,411,323)	(631,993)
Payments received from finance leases	55,355	55,355
Net proceeds from the sale of computer equipment	330,780	410,680
Net cash (used in) investing activities	(1,025,188)	(165,958)

Cash flows from financing activities
Redemptions	(44,103)	-
Distributions to partners	(1,805,152)	(1,809,913)
Net cash (used in) financing activities	(1,849,255)	(1,809,913)

Net (decrease) increase in cash and cash equivalents	(602,787)	544,954

Cash and cash equivalents at at beginning of the period	1,575,177	2,114,823

Cash and cash equivalents at end of the period	$972,390	$2,659,777

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The financial information presented as of any date other than December 31, 2011 has been prepared from the books and records without audit.  Financial information as of December 31, 2011 has been derived from the audited financial statements of the Partnership, but does not include all disclosures required by generally accepted accounting principles to be included in audited financial statements.  In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated, have been included.  For further information regarding the Partnership’s accounting policies, refer to the financial statements and related notes included in the Partnership’s annual report on Form 10-K for the year ended December 31, 2011.  Operating results for the six months ended June 30, 2012 are not necessarily indicative of financial results that may be expected for the full year ended December 31, 2012.

Disclosure of Fair Value of Financial Instruments

Estimated fair value was determined by management using available market information and appropriate valuation methodologies.  However, judgment was necessary to interpret market data and develop estimated fair value. Cash and cash equivalents, receivables, accounts payable and accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values as of June 30, 2012 and December 31, 2011 due to the short term nature of these financial instruments.

The Partnership’s long-term debt consists of notes payable, which are secured by specific computer equipment and are nonrecourse liabilities of the Partnership. The estimated fair value of this debt at June 30, 2012 and December 31, 2011 approximates the carrying value of these instruments, due to the interest rates on the debt approximating current market interest rates. The Partnership classifies the fair value of its notes payable within Level 2 of the valuation hierarchy based on the observable inputs used to estimate fair value.

Cash and cash equivalents

We consider cash and cash equivalents to be cash on hand and highly liquid investments with an original maturity of 90 days or less.

At June 30, 2012, cash was held in a total of seven accounts maintained at two separate financial institutions with an aggregate balance of approximately $972,000. Bank accounts are federally insured up to $250,000, while pursuant to the Dodd/Frank Act of 2010, some accounts are fully insured by the FDIC.  At June 30, 2012, the total cash balance was as follows:

At June 30, 2012	Balance
Total bank balance	$972,000
FDIC insured	(903,000)
Uninsured amount	$69,000

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

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU No. 2011-04 (“ASC Update 2011-04”), Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRS. This ASU is intended to update the fair value measurement and disclosure requirements in US GAAP for measuring fair value and for disclosing information about fair value measurements. Some of the amendments clarify the Board’s intent about application of existing fair value measurement requirements, while others change a particular principle or requirement for measuring or disclosing fair value measurement information. The amendments in this update are for interim and annual periods beginning after December 15, 2011. The Partnership adopted the provisions of this ASU during the first quarter of 2012, and the required changes in presentation and disclosure requirements have been included in its financial statements. The adoption did not have a material impact on the Partnership’s financial position, results of operations or cash flows.

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

Remarketing fees will be paid to the leasing companies from which the Partnership purchases leases.  These are fees that are earned by the leasing companies when the initial terms of the lease have been met.  The General Partner believes that this strategy adds value since it entices the leasing company to remain actively involved with the lessees and encourages potential extensions, remarketing or sale of equipment.  This strategy is designed to minimize any conflicts the leasing company may have with a new lessee and may assist in maximizing overall portfolio performance.  The remarketing fee is tied into lease performance thresholds and is a factor in the negotiation of the fee.  During the six months ended June 30, 2012 and 2011, approximately $73,000 and $18,000 of remarketing fees were incurred, respectively. During the six months ended June 30, 2012, approximately $58,000 of remarketing fees were paid. No such fees were paid during the six months ended June 30, 2011.

The Partnership’s share of the equipment in which it participates with other partnerships at June 30, 2012 was approximately $12,622,000 and is included in the Partnership’s fixed assets on its balance sheet. The total cost of the equipment shared by the Partnership with other partnerships at June 30, 2012 was approximately $31,030,000. The Partnership’s share of the outstanding debt associated with this equipment at June 30, 2012 was approximately $362,000. The total outstanding debt related to the equipment shared by the Partnership at June 30, 2012 was approximately $840,000.

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

The following is a schedule of future minimum rentals on non-cancellable operating leases at June 30, 2012:

Six Months ended December 31, 2012	$2,378,000
Year ended December 31, 2013	2,672,000
Year ended December 31, 2014	1,070,000
Year ended December 31, 2015	80,000
$6,200,000

The following lists the components of the net investment in direct finance leases at June 30, 2012:

Amount
Total minimum lease payments to be received	$84,000
Estimated residual value of leased equipment (unguaranteed)	24,000
Less: unearned income	(6,000)
Net investment in direct finance leases	$102,000

Our finance lease customers operate in various industries, and we have no significant customer concentration in any one industry. We assess credit risk for all of our customers, including those that lease under finance leases. This credit risk is assessed using an internally developed model which incorporates credits scores from third party providers and our own customer risk ratings and is periodically reviewed. Our internal ratings are weighted based on the industry that the customer operates in.  Factors taken into consideration when assessing risk includes both general and industry specific qualitative and quantitative metrics.  We separately take in to consideration payment history, open lawsuits, liens and judgments.  Typically, we will not extend credit to a company that has been in business for less than 5 years or that has filed for bankruptcy within the same period. Our internally based model may classify a company as high risk based on our analysis of their audited financial statements. Additional considerations of high risk may include history of late payments, open lawsuits and liens or judgments. In an effort to mitigate risk, we typically require deposits from those in this category. The following table presents the credit risk profile, by creditworthiness category, of our finance lease receivables at June 30, 2012:

Risk Level	Percent of Total
Low	-%
Moderate-Low	26%
Moderate	64%
Moderate-High	10%
High	-%
Net finance lease receivable	100%

As of June 30, 2012 we determined that we did not have a need for an allowance for uncollectible accounts associated with any of our finance leases, as there was no material risk of default.

The following is a schedule of future minimum rentals on noncancelable direct financing leases at June 30, 2012:

Amount
Six Months ended December 31, 2012	$47,000
Year ended December 31, 2013	36,000
Year ended December 31, 2014	1,000
$84,000

4. Related Party Transactions

Receivables/Payables

As of June 30, 2012, the Partnership’s related party receivables and payables are short term, unsecured, and non-interest bearing.

Six months ended June 30,	2012	2011

Reimbursable expenses
Reimbursable expenses, which are charged to the Partnership by CCC in connection with the administration and operation of the Partnership, are allocated to the Partnership based upon several factors including, but not limited to, the number of investors, compliance issues, and the number of existing leases.	$526,000	$750,000

Equipment acquisition fee
The General Partner earned an equipment acquisition fee of 4% of the purchase price of each item of equipment purchased as compensation for the negotiation of the acquisition of the equipment and lease thereof or sale under a conditional sales contract. At June 30, 2012, the remaining balance of prepaid acquisition fees was approximately $11,000, which is expected to be earned in future periods.	$56,000	$25,000

Equipment management fee
The General Partner is entitled to be paid a monthly fee equal to the lesser of (i) the fees which would be charged by an independent third party for similar services for similar equipment or (ii) the sum of (a) two percent of (1) the gross lease revenues attributable to equipment which is subject to full payout net leases which contain net lease provisions plus (2) the purchase price paid on conditional sales contracts as received by the Partnership and (b) 5% of the gross lease revenues attributable to equipment which is subject to operating and capital leases.	$173,000	$185,000

5. Notes Payable

Notes payable consisted of the following approximate amounts:

	June 30, 2012	December 31, 2011
Installment notes payable to banks; interest rates ranging from 5.89% to 7.50%, due in monthly and quarterly installments ranging from $585 to $9,514, including interest with final payment in October 2012	$83,000	$186,000
Installment notes payable to banks; interest rate of 7.50%, due in monthly installments of $10,665, including interest with final payment in April 2013	103,000	162,000
Installment note payable to banks; interest rate of 5.25%, due in monthly installments of $7,441, including interest, with final payment in July 2014	176,000	215,000
	$362,000	$563,000

The notes are secured by specific computer equipment and are nonrecourse liabilities of the Partnership.  As such, the notes do not contain any debt covenants with which we must comply on either an annual or quarterly basis.  Aggregate maturities of notes payable for each of the periods subsequent to June 30, 2012 are as follows:

Amount
Six months ending December 31, 2012	$185,000
Year ended December 31, 2013	126,000
Year ended December 31, 2014	51,000
$362,000

6. Supplemental Cash Flow Information

Other noncash activities included in the determination of net loss are as follows:

Six months ended June 30,	2012	2011
Lease revenue net of interest expense on notes payable realized as a result of direct payment of principal by lessee to bank	$201,000	$190,000

No interest or principal on notes payable was paid by the Partnership because direct payment was made by lessee to the bank in lieu of collection of lease income and payment of interest and principal by the Partnership.

Noncash investing and financing activities include the following:

Six months ended June 30,	2012	2011
Equipment acquisition fees earned by General Partner upon purchase of equipment from prepaid acquisition fees	$56,000	$25,000

At June 30, 2012, the Partnership wrote-off fully amortized acquisition and finance fees of approximately $389,000. At June 30, 2011, the Partnership wrote-off fully amortized acquisition and finance fees of approximately $115,000.

7. Commitments and Contingencies

As previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2011, management had fully impaired all equipment and reserved all accounts receivable related to the lease to Allied Health Care Services, Inc. (“Allied”), due to the bankruptcy of Allied and the criminal conviction of its founder for fraud.  There have been no material changes in the status of Allied’s bankruptcy or in the likelihood of recovering available assets since the date of the Partnership’s annual report. The bankruptcy trustee has begun to pursue adversary claims against certain creditors, seeking the return of pre-petition payments made by Allied in excess of such creditors’ losses. Since the Partnership’s losses to Allied exceed payments received from Allied, management believes that the Partnership’s exposure to such potential claims remains remote at this time.

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

The Equipment Lease Finance Association (“ELFA”) Monthly Leasing and Finance Index which reports economic activity for the $628 billion equipment finance sector, showed overall new business volume for the 2nd quarter of 2012 increased 14.5% relative to the same period of 2011.  Credit quality continued to improve as the rate of receivables aged in excess of 30 days declined slightly when compared to data from the 2nd quarter of 2011.  Additionally, charge-offs declined 45.4% in the 2nd quarter of 2012, relative to the same period in 2011.  More than 65% of ELFA reporting members reported submitting more transactions for approval during March, a 62% increase over the previous month.  For 2012, the ELFA has forecast a 4.1% increase in finance volume year over year.

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

REVENUE RECOGNITION

Through June 30, 2012, the Partnership’s leasing operations consisted of operating and direct finance leases.  Operating lease revenue is recognized on a monthly basis in accordance with the terms of the lease agreement. For finance leases, we record, at lease inception, unearned finance lease income which is calculated as follows: total lease payments, plus any residual value and initial direct costs, less the cost of the leased equipment. Interest income is earned on the finance lease receivable over the lease term using the interest method.  As required, at each reporting period, management evaluates the finance lease for impairment and considers any need for an allowance for credit losses.

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

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash

Our primary source of cash for the six months ended June 30, 2012 was cash provided by operating activities of approximately $2,272,000, net proceeds from the sale of equipment of approximately $331,000 and from payments received from finance leases of approximately $55,000, compared to the six months ended June 30, 2011 where our primary source of cash was provided by operating activities of approximately $2,521,000 and net proceeds from the sale of equipment of approximately $411,000.  Our primary use of cash for the six months ended June 30, 2012 was for the purchase of new equipment of approximately $1,411,000, distributions to partners of approximately $1,805,000 and redemptions of approximately $44,000.  For the six months ended June 30, 2011, capital expenditures were approximately $632,000, and distributions to partners were approximately $1,810,000.

Cash was provided by operating activities for the six months ended June 30, 2012 of approximately $2,272,000, which includes a net loss of approximately $163,000 and depreciation and amortization expenses of approximately $2,784,000. Other noncash activities included in the determination of net loss include direct payments to banks by lessees of approximately $201,000 and bad debt expense of approximately $50,000. For the six months ended June 30, 2011, cash was provided by operating activities of approximately $2,521,000, which includes a net loss of approximately $924,000 and depreciation and amortization expenses of approximately $3,634,000. Other noncash activities included in the determination of net loss include direct payments to banks by lessees of approximately $190,000.

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

Capital expenditures and distributions are expected to continue to increase overall during the remainder of 2012 as management focuses on additional equipment acquisitions and funding limited partner distributions. We intend to invest approximately $3,000,000 in additional equipment during the remainder of 2012.  The acquisition of this equipment will be funded by the remaining cash which was raised through limited partner contributions during the initial offering period, lease revenues and debt financing. Any debt service will be funded from cash flows from lease rental payments.

We consider cash and cash equivalents to be cash on hand and highly liquid investments with an original maturity of 90 days or less.

At June 30, 2012, cash was held in a total of seven accounts maintained at two separate financial institutions with an aggregate balance of approximately $972,000. Bank accounts are federally insured up to $250,000, while pursuant to the Dodd/Frank Act of 2010, some accounts are fully insured by the FDIC.  At June 30, 2012, the total cash balance was as follows:

At June 30, 2012	Balance
Total bank balance	$972,000
FDIC insured	(903,000)
Uninsured amount	$69,000

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

Our investment strategy of acquiring equipment and generally leasing it under triple-net leases to operators who generally meet specified financial standards minimizes our operating expenses.  As of June 30, 2012, we had future minimum rentals on non-cancelable operating leases of approximately $2,378,000 for the balance of the year ending December 31, 2012 and approximately $3,822,000 thereafter. As of June 30, 2012, we had future minimum rentals on non-cancelable finance leases of approximately $47,000 for the balance of the year ending December 31, 2012 and approximately $37,000 thereafter.

As of June 30, 2012, our debt was approximately $362,000 with interest rates ranging from 5.25% to 7.50% and will be payable through July 2014.

RESULTS OF OPERATIONS

Three months ended June 30, 2012 compared to three months ended June 30, 2011

Lease Revenue

Our lease revenue decreased to approximately $1,689,000 for the three months ended June 30, 2012, from approximately $1,803,000 for the three months ended June 30, 2011.  This decrease was primarily due to fewer acquisitions of new leases during the three months ended June 30, 2012 compared to the termination of leases.

Sale of Equipment

We sold equipment with a net book value of approximately $229,000 and recognized a net gain on the sale of equipment of approximately $25,000 for the three months ended June 30, 2012. This compares to the three months ended June 30, 2011, when we sold equipment with a net book value of approximately $161,000 and recognized a net gain of approximately $100. The increase is primarily due to an increase in the amount of assets sold.

Operating Expenses

Our operating expenses, excluding depreciation, primarily consist of accounting and legal fees, outside service fees and reimbursement of expenses to CCC for administration and operation of the Partnership.  These expenses decreased to approximately $302,000 for the three months ended June 30, 2012, from approximately $375,000 for the three months ended June 30, 2011.  This decrease is primarily attributable to decreases in administrative, office, storage and legal expenses.

Equipment Management Fees

We pay an equipment management fee to our general partner for managing our equipment portfolio. The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases and approximately 2% of the gross lease revenue attributable to equipment that is subject to direct financing leases. The equipment management fee decreased to approximately $85,000 for the three months ended June 30, 2012 from approximately $91,000 for the three months ended June 30, 2011, which is consistent with the decrease in lease volume and revenue.

Depreciation and Amortization Expense

Depreciation and amortization expenses consist of depreciation on equipment and amortization of equipment acquisition fees. These expenses decreased to approximately $1,374,000 for the three months ended June 30, 2012, from approximately $1,805,000 for the three months ended June 30, 2011. This decrease was due to the higher frequency in the termination of leases and equipment being fully depreciated as compared to the acquisition of new leases for the three months ended June 30, 2012.

Net Income (Loss)

For the three months ended June 30, 2012, we recognized revenue of approximately $1,719,000 and expenses of approximately $1,788,000, resulting in a net loss of approximately $69,000. For the three months ended June 30, 2011, we recognized revenue of approximately $1,816,000 and expenses of approximately $2,281,000, resulting in a net loss of approximately $465,000. This change in net loss is due to the changes in revenue and expenses as described above.

Six months ended June 30, 2012 compared to six months ended June 30, 2011

Lease Revenue

Our lease revenue decreased to approximately $3,434,000 for the six months ended June 30, 2012, from approximately $3,682,000 for the six months ended June 30, 2011.  This decrease was primarily due to fewer acquisitions of new leases during the six months ended June 30, 2012 compared to the termination of leases.

Sale of Equipment

We sold equipment with a net book value of approximately $291,000 and recognized a net gain of approximately $39,000 for the six months ended June 30, 2012. This compares to the six months ended June 30, 2011, when we sold equipment with a net book value of approximately $350,000 for a net gain of approximately $60,000. The decrease is primarily due to a decrease in the amount of assets sold.

Operating Expenses

Our operating expenses, excluding depreciation, primarily consist of accounting and legal fees, outside service fees and reimbursement of expenses to CCC for administration and operation of the Partnership.  These expenses decreased to approximately $624,000 for the six months ended June 30, 2012, from approximately $835,000 for the six months ended June 30, 2011.  This decrease is primarily attributable to decreases in administrative, office, storage and legal expenses.

Equipment Management Fees

We pay an equipment management fee to our general partner for managing our equipment portfolio. The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases and approximately 2% of the gross lease revenue attributable to equipment that is subject to direct financing leases. The equipment management fee decreased to approximately $173,000 for the six months ended June 30, 2012 from approximately $185,000 for the six months ended June 30, 2011, which is consistent with the decrease in lease volume and revenue.

Depreciation and Amortization Expense

Depreciation and amortization expenses consist of depreciation on equipment and amortization of equipment acquisition fees. These expenses decreased to approximately $2,784,000 for the six months ended June 30, 2012, from approximately $3,634,000 for the six months ended June 30, 2011. This decrease was due to the higher frequency in the termination of leases and equipment being fully depreciated as compared to the acquisition of new leases for the six months ended June 30, 2012.

Net Income (Loss)

For the six months ended June 30, 2012, we recognized revenue of approximately $3,482,000 and expenses of approximately $3,645,000, resulting in a net loss of approximately $163,000. For the six months ended June 30, 2011, we recognized revenue of approximately $3,770,000 and expenses of approximately $4,694,000, resulting in a net loss of approximately $924,000. This change in net loss is due to the changes in revenue and expenses as described above.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

N/A

Item 4.  Controls and Procedures

Our management, under the supervision and with the participation of the Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures related to our reporting and disclosure obligations as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on such evaluation, the Chief Executive Officer and Principal Financial Officer has concluded that, as of June 30, 2012, our disclosure controls and procedures are effective in ensuring that information relating to us which is required to be disclosed in our periodic reports filed or submitted under the Securities Exchange Act of 1934 is (a) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (b) accumulated and communicated to management, including the Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There were no changes in the Partnership’s internal control over financial reporting during the second quarter of 2012 that have materially affected or are reasonably likely to materially affect its internal control over financial reporting.

Part II:   OTHER INFORMATION

Item 1.  Legal Proceedings

As previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2011, management had fully impaired all equipment and reserved for all accounts receivable related to the lease to Allied Health Care Services, Inc. (“Allied”), due to the bankruptcy of Allied and the criminal conviction of its founder for fraud. There have been no material changes in the status of Allied’s bankruptcy or in the likelihood of recovering available assets since the date of the Partnership’s annual report. The bankruptcy trustee has begun to pursue adversary claims against certain creditors, seeking the return of pre-petition payments made by Allied in excess of such creditors’ losses. Since the Partnership’s losses to Allied exceed payments received from Allied, management believes that the Partnership’s exposure to such potential claims remains remote at this time.

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

COMMONWEALTH INCOME & GROWTH FUND VI
BY: COMMONWEALTH INCOME & GROWTH FUND, INC., General Partner

August 14, 2012	By: /s/ Kimberly A. Springsteen-Abbott
Date	Kimberly A. Springsteen-Abbott
Chief Executive Officer

August 14, 2012	By: /s/ Lynn A. Franceschina
Date	Lynn A. Franceschina
Executive Vice President, Chief Operating Officer