Form 10-Q
period 2012-09-30
Commonwealth Income & Growth Fund VI
filed 2012-11-14
CIK 1351901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012 or

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

FORM 10-Q
SEPTEMBER 30, 2012

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

Commonwealth Income & Growth Fund VI
Condensed Balance Sheets

	September 30,	December 31,
	2012	2011
	(unaudited)

ASSETS
Cash and cash equivalents	$577,779	$1,575,177
Lease income receivable, net of reserve of approximately $450,000 and $373,000
at September 30, 2012 and December 31, 2011, respectively	298,762	453,195
Accounts receivable, Commonwealth Capital Corp., net	928,780	628,782
Accounts receivable, General Partner	-	53,354
Other receivables	3,313	1,008
Prepaid expenses	2,612	1,451
	1,811,246	2,712,967

Net investment in finance leases	75,854	149,306

Equipment, at cost	24,446,871	25,949,613
Accumulated depreciation	(16,329,511)	(15,577,260)
	8,117,360	10,372,353

Equipment acquisition costs and deferred expenses, net of
accumulated amortization of approximately $369,000 and $668,000 at September 30, 2012 and December 31, 2011, respectively	205,780	327,090
Prepaid acquisition fees	-	67,782
	205,780	394,872

Total Assets	$10,210,240	$13,629,498

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES
Accounts payable	$123,831	$105,206
Accounts payable, General Partner	58,733	-
Other accrued expenses	29,425	38,035
Unearned lease income	301,416	357,800
Notes payable	253,793	562,665
	767,198	1,063,706

PARTNERS' CAPITAL
General Partner	1,000	1,000
Limited Partners	9,442,042	12,564,792
Total Partners' Capital	9,443,042	12,565,792

Total Liabilities and Partners' Capital	$10,210,240	$13,629,498

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund VI
Condensed Statements of Operations
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Revenue
Lease	$1,506,110	$1,800,853	$4,940,602	$5,482,916
Interest and other	11,281	10,528	19,494	38,911
Gain/(loss) on sale of equipment	43,943	(33,955)	83,248	26,416
Total revenue	1,561,334	1,777,426	5,043,344	5,548,243

Expenses
Operating, excluding depreciation	269,833	250,498	894,099	1,085,602
Equipment management fee, General Partner	75,793	90,597	248,625	275,807
Interest	5,016	9,659	19,404	29,360
Depreciation	1,306,591	1,664,589	3,951,290	5,134,519
Amortization of equipment acquisition costs and deferred expenses	49,977	82,009	189,090	246,460
Bad debt expense	26,368	-	76,511	20,000
Total expenses	1,733,578	2,097,352	5,379,019	6,791,748

Net loss	$(172,244)	$(319,926)	$(335,675)	$(1,243,505)

Net (loss) allocated to Limited Partners	$(181,252)	$(328,969)	$(363,747)	$(1,269,634)

Net (loss) per equivalent Limited Partnership unit	$(0.10)	$(0.18)	$(0.20)	$(0.70)

Weighted average number of equivalent
Limited Partnership units outstanding
during the period	1,803,217	1,809,663	1,805,063	1,809,828

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund VI
Condensed Statement of Partner's Capital
For the nine months ended September 30, 2012
(unaudited)

	General	Limited
	Partner	Partner	General	Limited
	Units	Units	Partner	Partners	Total
Balance, January 1, 2012	50	1,808,514	$1,000	$12,564,792	$12,565,792
Net income (loss)	-	-	28,072	(363,747)	(335,675)
Redemptions	-	(7,633)	-	(81,024)	(81,024)
Distributions	-	-	(28,072)	(2,677,979)	(2,706,051)
Balance, September 30, 2012	50	1,800,881	$1,000	$9,442,042	$9,443,042

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund VI
Condensed Statements of Cash Flows
(unaudited)

	Nine Months Ended
	September 30, 2012	September 30, 2011

Net cash provided by operating activities	$3,318,707	$3,953,027

Cash flows from investing activities
Capital expenditures	(2,182,934)	(1,654,560)
Payments received from finance leases	79,729	83,032
Equipment acquisition fees paid to General Partner	-	(11,636)
Net proceeds from the sale of computer equipment	574,175	514,052
Net cash (used in) investing activities	(1,529,030)	(1,069,112)

Cash flows from financing activities
Redemptions	(81,024)	(16,319)
Debt placement fee paid to General Partner	-	(2,484)
Distributions to partners	(2,706,051)	(2,714,170)
Net cash (used in) financing activities	(2,787,075)	(2,732,973)

Net (decrease) increase in cash and cash equivalents	(997,398)	150,942

Cash and cash equivalents at at beginning of the period	1,575,177	2,114,823

Cash and cash equivalents at end of the period	$577,779	$2,265,765

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The financial information presented as of any date other than December 31, 2011 has been prepared from the books and records without audit. Financial information as of December 31, 2011 has been derived from the audited financial statements of the Partnership, but does not include all disclosures required by generally accepted accounting principles to be included in audited financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated, have been included. For further information regarding the Partnership’s accounting policies, refer to the financial statements and related notes included in the Partnership’s annual report on Form 10-K for the year ended December 31, 2011. Operating results for the nine months ended September 30, 2012 are not necessarily indicative of financial results that may be expected for the full year ending December 31, 2012.

Disclosure of Fair Value of Financial Instruments

Estimated fair value was determined by management using available market information and appropriate valuation methodologies. However, judgment was necessary to interpret market data and develop estimated fair value. Cash and cash equivalents, receivables, accounts payable and accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values as of September 30, 2012 and December 31, 2011 due to the short term nature of these financial instruments.

The Partnership’s long-term debt consists of notes payable, which are secured by specific computer equipment and are nonrecourse liabilities of the Partnership. The estimated fair value of this debt at September 30, 2012 and December 31, 2011 approximates the carrying value of these instruments, due to the interest rates on the debt approximating current market interest rates. The Partnership classifies the fair value of its notes payable within Level 2 of the valuation hierarchy based on the observable inputs used to estimate fair value.

Cash and cash equivalents

We consider cash and cash equivalents to be cash on hand and highly liquid investments with an original maturity of 90 days or less.

At September 30, 2012, cash was held in a total of seven accounts maintained at two separate financial institutions with an aggregate balance of approximately $580,000. Bank accounts are federally insured up to $250,000, while pursuant to the Dodd/Frank Act of 2010, some accounts are fully insured by the FDIC. At September 30, 2012, the total cash balance was as follows:

At September 30, 2012	Balance
Total bank balance	$580,000
FDIC insured	(542,000)
Uninsured amount	$38,000

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

Recent Accounting Pronouncements

In October 2012, the FASB issued ASU No. 2012-04 (“ASC Update 2012-04), Technical Corrections and Improvements. The amendments in this Update represent changes to clarify the Codification, correct unintended application of guidance, or make minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. The amendments in this ASU that will not have transition guidance are effective upon issuance of the ASU, which is the fourth quarter of 2012. The amendments that are subject to transition guidance will be effective for fiscal periods beginning after December 15, 2012. The Partnership does not anticipate any impact on its financial statements as a result of the adoption of this ASU.

In August 2012, the FASB issued ASU No. 2012-03 (“ASC Update 2012-03), Technical Amendments and Corrections to SEC Sections, Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 114, Technical Amendments Pursuant to SEC Release NO. 33-9250, and Corrections Related to FASB Accounting Standard Update 2010-22. The amendments in this Update amend various SEC paragraphs within the FASB Accounting Standards Codification (“Codification”) pursuant to the issuance of Staff Accounting Bulletin (SAB) No. 114, SEC Release No. 33-9250, and FASB Accounting Standards Update 2010-22. This ASU was effective in the third quarter of 2012. The Partnership adopted this ASU during the third quarter 2012 and it did not have a material effect on its financial statements.

In May 2011, the FASB issued ASU No. 2011-04 (“ASC Update 2011-04”), Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRS. This ASU is intended to update the fair value measurement and disclosure requirements in US GAAP for measuring fair value and for disclosing information about fair value measurements. The amendments in this update are for interim and annual periods beginning after December 15, 2011. The Partnership adopted the provisions of this ASU during the first quarter of 2012, and the required changes in presentation and disclosure requirements have been included in its financial statements and notes thereto. The adoption did not have a material impact on the Partnership’s financial position, results of operations or cash flows.

3. Information Technology, Medical Technology, Telecommunications Technology, Inventory Management and Other Business-Essential Capital Equipment (“Equipment”)

The Partnership is the lessor of equipment under leases with periods that generally will range from 12 to 48 months. In general, associated costs such as repairs and maintenance, insurance and property taxes are paid by the lessee.

Remarketing fees will be paid to the leasing companies from which the Partnership purchases leases. These are fees that are earned by the leasing companies when the initial terms of the lease have been met. The General Partner believes that this strategy adds value since it entices the leasing company to remain actively involved with the lessees and encourages potential extensions, remarketing or sale of equipment. This strategy is designed to minimize any conflicts the leasing company may have with a new lessee and may assist in maximizing overall portfolio performance. The remarketing fee is tied into lease performance thresholds and is a factor in the negotiation of the fee. Remarketing fees incurred in connection with lease extensions are accounted for as operating costs. Remarketing fees incurred in connection with the sale of equipment are included in the gain or loss calculations. During the nine months ended September 30, 2012 and 2011, approximately $117,000 and $39,000 of remarketing fees were incurred, respectively. During the nine months ended September 30, 2012, cash paid for remarketing fees was approximately $99,000. No such fees were paid during the nine months ended September 30, 2011.

CCC, on behalf of the Partnership and on behalf of other affiliated partnerships, acquires equipment subject to associated debt obligations and lease agreements and allocates a participation in the cost, debt and lease revenue to the various partnerships based on certain risk factors.

The Partnership’s share of the cost of the equipment in which it participates with other partnerships at September 30, 2012 was approximately $12,738,000 and is included in the Partnership’s equipment on its balance sheet. The total cost of the equipment shared by the Partnership with other partnerships at September 30, 2012 was approximately $30,454,000. The Partnership’s share of the outstanding debt associated with this equipment at September 30, 2012 was approximately $254,000 and is included in the Partnership’s notes payable on its balance sheet. The total outstanding debt related to the equipment shared by the Partnership at September 30, 2012 was approximately $562,000.

The Partnership’s share of the cost of the equipment in which it participates with other partnerships at December 31, 2011 was approximately $13,429,000 and is included in the Partnership’s equipment on its balance sheet. The total cost of the equipment shared by the Partnership with other partnerships at December 31, 2011 was approximately $33,442,000. The Partnership’s share of the outstanding debt associated with this equipment at December 31, 2011 was approximately $557,000 and is included in the Partnership’s notes payable on its balance sheet. The total outstanding debt related to the equipment shared by the Partnership at December 31, 2011 was approximately $1,336,000.

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

The following is a schedule of future minimum rentals on non-cancellable operating leases at September 30, 2012:

Amount
Three Months ended December 31, 2012	$1,165,000
Year ended December 31, 2013	2,810,000
Year ended December 31, 2014	1,170,000
Year ended December 31, 2015	105,000
$5,250,000

The following lists the components of the net investment in direct finance leases at September 30, 2012:

Amount
Total minimum lease payments to be received	$60,000
Estimated residual value of leased equipment (unguaranteed)	20,000
Less: unearned income	(4,000)
Net investment in direct finance leases	$76,000

Our finance lease customers operate in various industries, and we have no significant customer concentration in any one industry. We assess credit risk for all of our customers, including those that lease under finance leases. This credit risk is assessed using an internally developed model which incorporates credits scores from third party providers and our own customer risk ratings and is periodically reviewed. Our internal ratings are weighted based on the industry that the customer operates in. Factors taken into consideration when assessing risk includes both general and industry specific qualitative and quantitative metrics. We separately take in to consideration payment history, open lawsuits, liens and judgments. Typically, we will not extend credit to a company that has been in business for less than 5 years or that has filed for bankruptcy within the same period. Our internally based model may classify a company as high risk based on our analysis of their audited financial statements. Additional considerations of high risk may include history of late payments, open lawsuits and liens or judgments. In an effort to mitigate risk, we typically require deposits from those in this category. The following table presents the credit risk profile, by creditworthiness category, of our finance lease receivables at September 30, 2012:

Risk Level	Percent of Total
Low	-%
Moderate-Low	-%
Moderate	73%
Moderate-High	27%
High	-%
Net finance lease receivable	100%

As of September 30, 2012 we determined that we did not have a need for an allowance for uncollectible accounts associated with any of our finance leases, as there was no material risk of default.

The following is a schedule of future minimum rentals on noncancelable direct financing leases at September 30, 2012:

Amount
Three Months ended December 31, 2012	$23,000
Year ended December 31, 2013	36,000
Year ended December 31, 2014	1,000
$60,000

4. Related Party Transactions

Receivables/Payables

As of September 30, 2012, the Partnership’s related party receivables and payables are short term, unsecured, and non-interest bearing.

Nine months ended September 30,	2012	2011

Reimbursable expenses
Reimbursable expenses, which are charged to the Partnership by CCC in connection with the administration and operation of the Partnership, are allocated to the Partnership based upon several factors including, but not limited to, the number of investors, compliance issues, and the number of existing leases.	$776,000	$1,041,000

Equipment acquisition fee
The General Partner earned an equipment acquisition fee of 4% of the purchase price of each item of equipment purchased as compensation for the negotiation of the acquisition of the equipment and lease thereof or sale under a conditional sales contract. Additionally, for the nine months ended September 30, 2012, approximately $20,000 of acquisition fees were earned but waived by the General Partner.	$68,000	$76,000

Equipment management fee
The General Partner is entitled to be paid a monthly fee equal to the lesser of (i) the fees which would be charged by an independent third party for similar services for similar equipment or (ii) the sum of (a) two percent of (1) the gross lease revenues attributable to equipment which is subject to full payout net leases which contain net lease provisions plus (2) the purchase price paid on conditional sales contracts as received by the Partnership and (b) 5% of the gross lease revenues attributable to equipment which is subject to operating and capital leases.	$249,000	$276,000

Debt placement fee
As compensation for arranging term debt to finance our acquisition of equipment, we will pay the general partner a fee equal to one percent of such indebtedness; provided, however, that such fee shall be reduced to the extent we incur such fees to third parties unaffiliated with the general partner of the lender with respect to such indebtedness. No such fee will be paid with respect to borrowings from the general partner or its affiliates. We intend to initially acquire leases on an all cash basis with the proceeds of this offering, but may borrow funds after the offering proceeds have been invested. The amount we borrow, and therefore the amount of the fee, will depend upon interest rates at the time of a loan, and the amount of leverage we determine is appropriate at the time. We do not intend to use more than 30% leverage overall in our portfolio. Fees will increase as the amount of leverage we use increases, and as turnover in the portfolio increases and additional equipment is purchased using leverage.
	$-	$3,000

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
	$18,000	$16,000

5. Notes Payable

Notes payable consisted of the following approximate amounts:

	September 30, 2012	December 31, 2011
Installment notes payable to banks; interest rates ranging from 5.89% to 7.50%, due in monthly and quarterly installments ranging from $585 to $9,514, including interest with final payment in October 2012	$25,000	$186,000
Installment note payable to bank; interest rate of 7.50%, due in monthly installments of $10,665, including interest with final payment in April 2013	73,000	162,000
Installment note payable to banks; interest rate of 5.25%, due in monthly installments of $7,441, including interest, with final payment in July 2014	156,000	215,000
	$254,000	$563,000

The notes are secured by specific computer equipment and are nonrecourse liabilities of the Partnership. As such, the notes do not contain any debt covenants with which we must comply on either an annual or quarterly basis. Aggregate maturities of notes payable for each of the periods subsequent to September 30, 2012 are as follows:

Amount
Three months ending December 31, 2012	$77,000
Year ended December 31, 2013	126,000
Year ended December 31, 2014	51,000
$254,000

6. Supplemental Cash Flow Information

Other noncash activities included in the determination of net loss are as follows:

Nine months ended September 30,	2012	2011
Lease revenue net of interest expense on notes payable realized as a result of direct payment of principal by lessee to bank	$309,000	$289,000

No interest or principal on notes payable was paid by the Partnership because direct payment was made by lessee to the bank in lieu of collection of lease income and payment of interest and principal by the Partnership.

Noncash investing and financing activities include the following:

Nine months ended September 30,	2012	2011
Debt assumed in connection with purchase of equipment	$-	$248,000
Equipment acquisition fees earned by General Partner upon purchase of equipment from prepaid acquisition fees	$68,000	$76,000
Residual value of equipment associated with finance leases that were reclassified to equipment after the finance leases had reached their full term	$4,000	$-

At September 30, 2012, the Partnership wrote-off fully amortized acquisition and finance fees of approximately $487,000. At September 30, 2011, the Partnership wrote-off fully amortized acquisition and finance fees of approximately $133,000.

7. Commitments and Contingencies

Allied Health Care Services

As previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2011, management had fully impaired all equipment and reserved all accounts receivable related to the lease to Allied Health Care Services, Inc. (“Allied”), due to the bankruptcy of Allied and the criminal conviction of its founder for fraud. There have been no material changes in the status of Allied’s bankruptcy or in the likelihood of recovering available assets since the date of the Partnership’s annual report. The bankruptcy trustee continues to pursue adversary claims against certain creditors, seeking the return of pre-petition payments made by Allied in excess of such creditors’ losses. Since the Partnership’s losses to Allied exceed payments received from Allied, management believes that the Partnership’s exposure to such potential claims remains remote at this time. However, no assurance can be provided as to the outcome of this matter.

SEC and FINRA Review

August 2012, CCC, the Partnership’s Sponsor and parent company of the General Partner, received a communication from the staff of the U.S. Securities and Exchange Commission with respect to the application of the definition of control person in regard to the limits on the reimbursement of certain salaries, benefits, and expenses of personnel who CCC believes are not control persons.  The staff has not suggested that these issues involve any element of fraud.  The staff of the Financial Industry Regulatory Authority (“FINRA”) also has raised similar questions.  Clarifying changes have been made in the disclosures in registration documents used by funds. These agencies have indicated that they will not proceed with any potential enforcement action(s) against the Partnership or the General Partner.   While management believes that resolution of these issues with these agencies will not result in any adverse financial impact on the Partnership; and CCC is pursuing discussions with staff members regarding their resolution, no assurance can be provided as to the outcome of this matter.

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

The Equipment Lease Finance Association (“ELFA”) Monthly Leasing and Finance Index which reports economic activity for the $628 billion equipment finance sector, showed overall new business volume for the 3rd quarter of 2012 increased 16% relative to the same period of 2011.  Credit quality continued to improve as the rate of receivables aged in excess of 30 days declined slightly when compared to data from the 3rd quarter of 2011.  Additionally, charge-offs declined 44% in the 3rd quarter of 2012, relative to the same period in 2011.  More than 54% of “ELFA” reporting members reported submitting more transactions for approval during September 2012 as compared to the same period 2011.  For 2012 the ELFA has forecast a 4.1% increase in finance volume year over year.

SEC AND FINRA REVIEW

August 2012, CCC, the Partnership’s Sponsor and parent company of the General Partner, received a communication from the staff of the U.S. Securities and Exchange Commission with respect to the application of the definition of control person in regard to the limits on the reimbursement of certain salaries, benefits, and expenses of personnel who CCC believes are not control persons.  The staff has not suggested that these issues involve any element of fraud.  The staff of the Financial Industry Regulatory Authority (“FINRA”) also has raised similar questions.  Clarifying changes have been made in the disclosures in registration documents used by funds. These agencies have indicated that they will not proceed with any potential enforcement action(s) against the Partnership or the General Partner.   While management believes that resolution of these issues with these agencies will not result in any adverse financial impact on the Partnership; and CCC is pursuing discussions with staff members regarding their resolution, no assurance can be provided as to the outcome of this matter.

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

REVENUE RECOGNITION

Through September 30, 2012, the Partnership’s leasing operations consisted of operating and finance leases. Operating lease revenue is recognized on a monthly basis in accordance with the terms of the lease agreement. For finance leases, we record, at lease inception, unearned finance lease income which is calculated as follows: total lease payments, plus any residual value and initial direct costs, less the cost of the leased equipment. Interest income is earned on the finance lease receivable over the lease term using the interest method. As required, at each reporting period, management evaluates the finance lease for impairment and considers any need for an allowance for credit losses.

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

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash

Our primary sources of cash for the nine months ended September 30, 2012 were cash provided by operating activities of approximately $3,319,000, net proceeds from the sale of equipment of approximately $574,000 and from payments received from finance leases of approximately $80,000. For the nine months ended September 30, 2011, our primary sources of cash were provided by operating activities of approximately $3,953,000 and net proceeds from the sale of equipment of approximately $514,000. Our primary uses of cash for the nine months ended September 30, 2012 were for the purchase of new equipment of approximately $2,183,000, distributions to partners of approximately $2,706,000 and redemptions of approximately $81,000. For the nine months ended September 30, 2011, capital expenditures were approximately $1,655,000, and distributions to partners were approximately $2,714,000.

Cash was provided by operating activities for the nine months ended September 30, 2012 of approximately $3,319,000, which includes a net loss of approximately $336,000 and depreciation and amortization expenses of approximately $4,140,000. Other noncash activities included in the determination of net loss include direct payments to banks by lessees of approximately $309,000 and bad debt expense of approximately $77,000. For the nine months ended September 30, 2011, cash was provided by operating activities of approximately $3,953,000, which includes a net loss of approximately $1,244,000 and depreciation and amortization expenses of approximately $5,381,000. Other noncash activities included in the determination of net loss include direct payments to banks by lessees of approximately $289,000.

Because of our investment strategy of leasing equipment primarily through triple-net leases, we avoid operating expenses related to equipment maintenance or taxes. Depreciation expenses will likely increase more rapidly than operating expenses as we add equipment to our portfolio.

Capital expenditures and distributions are expected to continue to increase overall during the remainder of 2012 as management focuses on additional equipment acquisitions and funding limited partner distributions. We intend to invest approximately $4,500,000 in additional equipment during the remainder of 2012. The acquisition of this equipment will be primarily funded by debt financing and receipts of rental payments. Any debt service will be funded from cash flows from lease rental payments, and not from public offering proceeds.

We consider cash and cash equivalents to be cash on hand and highly liquid investments with an original maturity of 90 days or less.

At September 30, 2012, cash was held in a total of seven accounts maintained at two separate financial institutions with an aggregate balance of approximately $580,000. Bank accounts are federally insured up to $250,000, while pursuant to the Dodd/Frank Act of 2010, some accounts are fully insured by the FDIC. At September 30, 2012, the total cash balance was as follows:

At September 30, 2012	Balance
Total bank balance	$580,000
FDIC insured	(542,000)
Uninsured amount	$38,000

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

Our investment strategy of acquiring equipment and generally leasing it under triple-net leases to operators who generally meet specified financial standards minimizes our operating expenses. As of September 30, 2012, we had future minimum rentals on non-cancelable operating leases of approximately $1,165,000 for the balance of the year ending December 31, 2012 and approximately $4,085,000 thereafter. As of September 30, 2012, we had future minimum rentals on non-cancelable finance leases of approximately $23,000 for the balance of the year ending December 31, 2012 and approximately $37,000 thereafter.

As of September 30, 2012, our debt was approximately $254,000 with interest rates ranging from 5.25% to 7.50% and will be payable through July 2014.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2012 compared to Three Months Ended September 30, 2011

Lease Revenue

Our lease revenue decreased to approximately $1,506,000 for the three months ended September 30, 2012, from approximately $1,801,000 for the three months ended September 30, 2011. This decrease was primarily due to fewer acquisitions of new leases during the three months ended September 30, 2012 compared to the lease terminations.

Sale of Equipment

We sold equipment with a net book value of approximately $199,000 and recognized a net gain on the sale of equipment of approximately $44,000 for the three months ended September 30, 2012. For the three months ended September 30, 2011, we sold equipment with a net book value of approximately $137,000 and recognized a net loss of approximately $34,000.

Operating Expenses

Our operating expenses, excluding depreciation, primarily consist of accounting and legal fees, outside service fees and reimbursement of expenses to CCC for administration and operation of the Partnership. These expenses increased to approximately $270,000 for the three months ended September 30, 2012, from approximately $251,000 for the three months ended September 30, 2011. This increase is primarily attributable to increases in remarketing fees paid on the sale of equipment and legal expenses, partially offset by lower administrative, office and storage expenses associated with a decrease in our overall equipment portfolio.

Bad debt expense increased to approximately $26,000 for the three months ended September 30, 2012. There was no bad debt expense for the three months ended September 30, 2011. The increase is due to management’s decision to reserve certain receivables that the Partnership has deemed uncollectible.

Equipment Management Fees

We pay an equipment management fee to our general partner for managing our equipment portfolio. The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases and approximately 2% of the gross lease revenue attributable to equipment that is subject to financing leases. The equipment management fee decreased to approximately $76,000 for the three months ended September 30, 2012 from approximately $91,000 for the three months ended September 30, 2011, which is consistent with the decrease in lease volume and revenue.

Depreciation and Amortization Expense

Depreciation and amortization expenses consist of depreciation on equipment and amortization of equipment acquisition fees. These expenses decreased to approximately $1,357,000 for the three months ended September 30, 2012, from approximately $1,747,000 for the three months ended September 30, 2011. This decrease was due to more leases expiring and equipment becoming fully depreciated as compared to the acquisition of new leases for the three months ended September 30, 2012.

Net Income (Loss)

For the three months ended September 30, 2012, we recognized revenue of approximately $1,561,000 and expenses of approximately $1,734,000, resulting in a net loss of approximately $173,000. For the three months ended September 30, 2011, we recognized revenue of approximately $1,777,000 and expenses of approximately $2,097,000, resulting in a net loss of approximately $320,000. This reduction in net loss is due to the changes in revenue and expenses as described above.

Nine Months Ended September 30, 2012 compared to Nine Months Ended September 30, 2011

Lease Revenue

Our lease revenue decreased to approximately $4,941,000 for the nine months ended September 30, 2012, from approximately $5,483,000 for the nine months ended September 30, 2011. This decrease was primarily due to fewer acquisitions of new leases during the nine months ended September 30, 2012 compared to the lease terminations.

Sale of Equipment

We sold equipment with a net book value of approximately $491,000 and recognized a net gain of approximately $83,000 for the nine months ended September 30, 2012. For the nine months ended September 30, 2011, we sold equipment with a net book value of approximately $488,000 for a net gain of approximately $26,000.

Operating Expenses

Our operating expenses, excluding depreciation, primarily consist of accounting and legal fees, outside service fees and reimbursement of expenses to CCC for administration and operation of the Partnership. These expenses decreased to approximately $894,000 for the nine months ended September 30, 2012, from approximately $1,086,000 for the nine months ended September 30, 2011. This decrease is primarily attributable to decreases in various administrative, office, and storage expenses due to the decrease in the overall equipment portfolio of the Partnership, partially offset by increases in remarketing fees paid on the sale of equipment and legal expenses.

Bad debt expense increased to approximately $77,000 for the nine months ended September 30, 2012. There was approximately $20,000 of bad debt expense for the nine months ended September 30, 2011. The increase is due to management’s decision to reserve certain receivables that the Partnership has deemed uncollectible.

Equipment Management Fees

We pay an equipment management fee to our general partner for managing our equipment portfolio. The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases and approximately 2% of the gross lease revenue attributable to equipment that is subject to financing leases. The equipment management fee decreased to approximately $249,000 for the nine months ended September 30, 2012 from approximately $276,000 for the nine months ended September 30, 2011, which is consistent with the decrease in lease volume and revenue.

Depreciation and Amortization Expense

Depreciation and amortization expenses consist of depreciation on equipment and amortization of equipment acquisition fees. These expenses decreased to approximately $4,140,000 for the nine months ended September 30, 2012, from approximately $5,381,000 for the nine months ended September 30, 2011. This decrease was due to more leases expiring and equipment becoming fully depreciated as compared to the acquisition of new leases for the nine months ended September 30, 2012.

Net Income (Loss)

For the nine months ended September 30, 2012, we recognized revenue of approximately $5,043,000 and expenses of approximately $5,379,000, resulting in a net loss of approximately $336,000. For the nine months ended September 30, 2011, we recognized revenue of approximately $5,548,000 and expenses of approximately $6,792,000, resulting in a net loss of approximately $1,244,000. This reduction in net loss is due to the changes in revenue and expenses as described above.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

N/A

Item 4. Controls and Procedures

Our management, under the supervision and with the participation of the Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures related to our reporting and disclosure obligations as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, the Chief Executive Officer and Principal Financial Officer has concluded that, as of September 30, 2012, our disclosure controls and procedures are effective in ensuring that information relating to us which is required to be disclosed in our periodic reports filed or submitted under the Securities Exchange Act of 1934 is (a) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (b) accumulated and communicated to management, including the Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There were no changes in the Partnership’s internal control over financial reporting during the third quarter of 2012 that have materially affected or are reasonably likely to materially affect its internal control over financial reporting.

Part II: OTHER INFORMATION

Item 1. Legal Proceedings

As previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2011, management had fully impaired all equipment and reserved for all accounts receivable related to the lease to Allied Health Care Services, Inc. (“Allied”), due to the bankruptcy of Allied and the criminal conviction of its founder for fraud. There have been no material changes in the status of Allied’s bankruptcy or in the likelihood of recovering available assets since the date of the Partnership’s annual report. The bankruptcy trustee continues to pursue adversary claims against certain creditors, seeking the return of pre-petition payments made by Allied in excess of such creditors’ losses. Since the Partnership’s losses to Allied exceed payments received from Allied, management believes that the Partnership’s exposure to such potential claims remains remote at this time. However, no assurance can be provided as to the outcome of this matter.

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

COMMONWEALTH INCOME & GROWTH FUND VI
BY: COMMONWEALTH INCOME & GROWTH FUND, INC., General Partner

November 14, 2012	By: /s/ Kimberly A. Springsteen-Abbott
Date	Kimberly A. Springsteen-Abbott
Chief Executive Officer

November 14, 2012	By: /s/ Lynn A. Franceschina
Date	Lynn A. Franceschina
Executive Vice President, Chief Operating Officer