Form 10-Q
period 2013-03-31
Commonwealth Income & Growth Fund VI
filed 2013-05-15
CIK 1351901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013    or

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

FORM 10-Q
March 31, 2013

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

Commonwealth Income & Growth Fund VI
Condensed Balance Sheets

	March 31,	December 31,
	2013	2012
	(unaudited)

ASSETS
Cash and cash equivalents	$541,496	$860,982
Lease income receivable, net of reserve of approximately $127,000 and $450,000
at March 31, 2013 and December 31, 2012, respectively	560,330	482,788
Accounts receivable, Commonwealth Capital Corp., net	637,164	820,520
Other receivables	3,258	6,695
Prepaid expenses	5,703	512
	1,747,951	2,171,497

Net investment in finance leases	55,715	54,335

Equipment, at cost	22,613,628	22,669,723
Accumulated depreciation	(16,442,738)	(15,620,436)
	6,170,890	7,049,287

Equipment acquisition costs and deferred expenses, net of
accumulated amortization of approximately $297,000 and $360,000
at March 31, 2013 and December 31, 2012, respectively	169,242	203,491

Total Assets	$8,143,798	$9,478,610

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES
Accounts payable	$153,990	$127,264
Accounts payable, General Partner, net	68,004	216,797
Other accrued expenses	41,424	49,703
Unearned lease income	217,573	280,591
Notes payable	222,686	294,508
	703,677	968,863

PARTNERS' CAPITAL
General Partner	1,000	1,000
Limited Partners	7,439,121	8,508,747
Total Partners' Capital	7,440,121	8,509,747

Total Liabilities and Partners' Capital	$8,143,798	$9,478,610

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund VI
Condensed Statements of Operations
(unaudited)

	Three months ended March 31,
	2013	2012

Revenue
Lease	$1,339,087	$1,745,817
Interest and other	14,591	3,729
Gain on sale of equipment	22,500	13,963
Total revenue	1,376,178	1,763,509

Expenses
Operating, excluding depreciation	298,679	322,211
Equipment management fee, General Partner	67,413	87,844
Interest	3,120	7,658
Depreciation	1,095,854	1,335,454
Amortization of equipment acquisition costs and deferred expenses	42,905	74,752
Bad debt expense	-	30,000
Total expenses	1,507,971	1,857,919

Net loss	$(131,793)	$(94,410)

Net loss allocated to Limited Partners	$(140,774)	$(104,451)

Net loss per equivalent Limited Partnership unit	$(0.08)	$(0.06)

Weighted average number of equivalent
Limited Partnership units outstanding
during the period	1,799,217	1,807,495

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund VI
Condensed Statement of Partner's Capital
For the three months ended March 31, 2013
(unaudited)

	General	Limited
	Partner	Partner	General	Limited
	Units	Units	Partner	Partners	Total
Balance, January 1, 2013	50	1,800,881	$1,000	$8,508,747	$8,509,747
Net income (loss)	-	-	8,981	(140,774)	(131,793)
Redemptions	-	(4,774)	-	(39,762)	(39,762)
Distributions	-	-	(8,981)	(889,090)	(898,071)
Balance, March 31, 2013	50	1,796,107	$1,000	$7,439,121	$7,440,121

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund VI
Condensed Statements of Cash Flows
(unaudited)

	Three months ended March 31,
	2013	2012

Net cash provided by operating activities	$821,959	$1,342,992

Cash flows from investing activities
Capital expenditures	(223,599)	(959,020)
Equipment acquisition fees paid to General Partner	(8,656)	-
Payments received from finance leases	-	27,677
Net proceeds from the sale of equipment	28,643	76,001
Net cash used in investing activities	(203,612)	(855,342)

Cash flows from financing activities
Redemptions	(39,762)	(44,103)
Distributions to partners	(898,071)	(902,909)
Net cash used in financing activities	(937,833)	(947,012)

Net decrease in cash and cash equivalents	(319,486)	(459,362)

Cash and cash equivalents at beginning of the period	860,982	1,575,177

Cash and cash equivalents at end of the period	$541,496	$1,115,815

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

The Partnership uses the proceeds of the offering to acquire, own and lease various types of information technology equipment and other similar capital equipment, which will be leased primarily to U.S. corporations and institutions.  Commonwealth Capital Corp. (“CCC”), on behalf of the Partnership and other affiliated partnerships, acquires equipment subject to associated debt obligations and lease agreements and allocates a participation in the cost, debt and lease revenue to the various partnerships that it manages based on certain risk factors.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The financial information presented as of any date other than December 31, 2012 has been prepared from the books and records without audit.  Financial information as of December 31, 2012 has been derived from the audited financial statements of the Partnership, but does not include all disclosures required by generally accepted accounting principles to be included in audited financial statements.  In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated, have been included.  For further information regarding the Partnership’s accounting policies, refer to the financial statements and related notes included in the Partnership’s annual report on Form 10-K for the year ended December 31, 2012.  Operating results for the three months ended March 31, 2013 are not necessarily indicative of financial results that may be expected for the full year ended December 31, 2013.

Disclosure of Fair Value of Financial Instruments

Estimated fair value was determined by management using available market information and appropriate valuation methodologies.  However, judgment was necessary to interpret market data and develop estimated fair value. Cash and cash equivalents, receivables, accounts payable and accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values as of March 31, 2013 and December 31, 2012 due to the short term nature of these financial instruments.

The Partnership’s long-term debt consists of notes payable, which are secured by specific equipment and are nonrecourse liabilities of the Partnership. The estimated fair value of this debt at March 31, 2013 and December 31, 2012 approximates the carrying value of these instruments, due to the interest rates on the debt approximating current market interest rates. The Partnership classifies the fair value of its notes payable within Level 2 of the valuation hierarchy based on the observable inputs used to estimate fair value.

Cash and cash equivalents

We consider cash equivalents to be highly liquid investments with an original maturity of 90 days or less.

At March 31, 2013, cash was held in three accounts maintained at one financial institution with an aggregate balance of approximately $542,000. Bank accounts are federally insured up to $250,000 by the FDIC.  At March 31, 2013, the total cash balance was as follows:

At March 31, 2013	Balance
Total bank balance	$542,000
FDIC insured	(250,000)
Uninsured amount	$292,000

The Partnership believes it mitigates the risk of holding uninsured deposits by depositing funds with more than one institution and by only depositing funds with major financial institutions.  The Partnership deposits its funds with two institutions that are Moody's Aaa-and Aa3 Rated.   The Partnership has not experienced any losses in such accounts, and believes it is not exposed to any significant credit risk.  The amounts in such accounts will fluctuate throughout 2013 due to many factors, including cash receipts, equipment acquisitions, interest rates and distributions to investors.

Recent Accounting Pronouncements

In October 2012, the FASB issued ASU No. 2012-04 (“ASU Update 2012-04”), Technical Corrections and Improvements. The amendments in this Update represent changes to clarify the Codification, correct unintended application of guidance, or make minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. The amendments in this ASU that will not have transition guidance are effective upon issuance of the ASU, which is the fourth quarter of 2012. The amendments that are subject to transition guidance will be effective for fiscal periods beginning after December 15, 2012. The Partnership adopted this ASU during the first quarter of 2013 and determined it had no material impact on its financial statements.

In April 2013, the FASB issued ASU No. 2013-07 (“ASU Updated 2013-07”), Presentation of Financial Statements(Topic 205): Liquidation Basis of Accounting. This ASU provides guidance on the application of the liquidation basis of accounting as provided by U.S. GAAP. The guidance will improve the consistency of financial reporting for liquidating entities. The guidance in this ASU is effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. The Partnership anticipates the ASU will not have a material impact on its financial statements once adopted during the liquidation stage of its life cycle.

3. Information Technology, Medical Technology, Telecommunications Technology, Inventory Management and Other Business-Essential Capital Equipment (“Equipment”)

The Partnership is the lessor of equipment under leases with periods that generally will range from 12 to 48 months.  In general, associated costs such as repairs and maintenance, insurance and property taxes are paid by the lessee.

Remarketing fees are paid to the leasing companies from which the Partnership purchases leases. These are fees that are earned by the leasing companies when the initial terms of the lease have been met. The General Partner believes that this strategy adds value since it entices the leasing company to remain actively involved with the lessee and encourages potential extensions, remarketing or sale of equipment. This strategy is designed to minimize any conflicts the leasing company may have with a new lessee and may assist in maximizing overall portfolio performance. The remarketing fee is tied into lease performance thresholds and is a factor in the negotiation of the fee. Remarketing fees incurred in connection with lease extensions are accounted for as operating costs. Remarketing fees incurred in connection with the sale of equipment are included in the gain or loss calculations. For the three months ended March 31, 2013 and 2012, the Partnership incurred remarketing fees of approximately $49,000 and $38,000, respectively. For the three months ended March 31, 2013, the Partnership did not pay remarketing fees. For the three months ended March 31, 2012 the Partnership paid approximately $29,000 in such fees.

CCC, on behalf of the Partnership and on behalf of other affiliated partnerships, acquires equipment subject to associated debt obligations and lease agreements and allocates a participation in the cost, debt and lease revenue to the various partnerships based on certain risk factors.

The Partnership’s share of the cost of the equipment in which it participates with other partnerships at March 31, 2013 was approximately $8,499,000 and is included in the Partnership’s equipment on its balance sheet. The total cost of the equipment shared by the Partnership with other partnerships at March 31, 2013 was approximately $18,273,000. The Partnership’s share of the outstanding debt associated with this equipment at March 31, 2013 was approximately $223,000 and is included in the Partnership’s notes payable on its balance sheet. The total outstanding debt related to the equipment shared by the Partnership at March 31, 2013 was approximately $451,000.

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

As the Partnership and the other programs managed by the General Partner increase their overall portfolio size, opportunities for shared participation are expected to continue. Sharing in the acquisition of a lease portfolio gives the fund an opportunity to acquire additional assets and revenue streams, while allowing the fund to remain diversified and reducing its overall risk with respect to one portfolio.  Thus, total shared equipment and related debt should continue to trend higher for the remainder of 2013 as the Partnership builds its portfolio.

The following is a schedule of future minimum rentals on non-cancellable operating leases at March 31, 2013:

Nine Months ended December 31, 2013	$2,866,000
Year ended December 31, 2014	1,698,000
Year ended December 31, 2015	484,000
Year ended December 31, 2016	7,000
$5,055,000

Finance Leases:

The following lists the components of the net investment in direct finance leases at March 31, 2013:

Amount
Total minimum lease payments to be received	$45,000
Allowance for bad debt	(8,000)
Estimated residual value of leased equipment (unguaranteed)	20,000
Less: unearned income	(1,000)
Net investment in direct finance leases	$56,000

The following is a schedule of future minimum rentals on noncancelable direct financing leases at March 31, 2013:

Amount
Nine Months ended December 31, 2013	$44,000
Year ended December 31, 2014	1,000
$45,000

The Partnership is in negotiations with a significant lessee in related to the buy-out of several operating and direct financing leases. The amount of future rentals from operating and direct financing leases will be affected by the ongoing negotiations with the lessee. If settlement is reached, the Partnership will not record future revenue on the equipment being leased to the lessee. Therefore, there is a potential impact on future revenue and cash flows, with an offset by a potential cash settlement. The impact of the potential settlement cannot be determined at this time.

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

The following table presents the credit risk profile, by creditworthiness category, of our finance lease receivables at March 31, 2013:

Risk Level	Percent of Total
Low	-%
Moderate-Low	-%
Moderate	-%
Moderate-High	-%
High	100%
Net finance lease receivable	100%

The Partnership has finance lease receivables that are 30-120 days past due of approximately $32,000 at March 31, 2013. As such, the Partnership has categorized the risk associated with these lessees as high and has recorded an allowance for bad debt of approximately $8,000. Management has determined that no additional allowance for bad debt is to be recorded at March 31, 2013 for the remaining $24,000 of past due receivables due to a progression of negotiations towards settlement on the past due receivables. The Partnership will continue its collection efforts related to this receivable in 2013.

The following table summarizes the Partnership’s aging of past-due finance lease receivables:

Days Past Due	Amount
30-59 days past due	$8,000
60-90 days past due	16,000
>90 days past due	8,000
$32,000

Management has developed a policy to place finance lease receivables on nonaccrual status if receivables are greater than 90 days past due or based on customer-specific circumstances. Upon receipt of payment on nonaccrual financing receivables, interest income is recognized an accrual of interest is resumed once the account has been made current or the specific circumstances have been resolved. As of March 31, 2013 and December 31, 2012, the recorded investment in past-due finance lease receivables on nonaccrual status is approximately $56,000 and $0, respectively.

4. Related Party Transactions

Receivables/Payables

As of March 31, 2013, the Partnership’s related party receivables and payables are short term, unsecured, and non-interest bearing.

Three months ended March 31,	2013	2012

Reimbursable expenses
Reimbursable expenses, which are charged to the Partnership by CCC in connection with the administration and operation of the Partnership, are allocated to the Partnership based upon several factors including, but not limited to, the number of investors, compliance issues, and the number of existing leases.	$262,000	$285,000

Equipment acquisition fee
The General Partner earned an equipment acquisition fee of 4% of the purchase price of each item of equipment purchased as compensation for the negotiation of the acquisition of the equipment and lease thereof or sale under a conditional sales contract.	$9,000	$38,000

Equipment management fee
The General Partner is entitled to be paid a monthly fee equal to the lesser of (i) the fees which would be charged by an independent third party for similar services for similar equipment or (ii) the sum of (a) two percent of (1) the gross lease revenues attributable to equipment which is subject to full payout net leases which contain net lease provisions plus (2) the purchase price paid on conditional sales contracts as received by the Partnership and (b) 5% of the gross lease revenues attributable to equipment which is subject to operating and capital leases.	$67,000	$88,000

Debt placement fee
As compensation for arranging term debt to finance our acquisition of equipment, we will pay the General Partner a fee equal to one percent of such indebtedness; provided, however, that such fee shall be reduced to the extent we incur such fees to third parties unaffiliated with the General Partner of the lender with respect to such indebtedness. No such fee will be paid with respect to borrowings from the General Partner or its affiliates. We intend to initially acquire leases on an all cash basis with the proceeds of this offering, but may borrow funds after the offering proceeds have been invested. The amount we borrow, and therefore the amount of the fee, will depend upon interest rates at the time of a loan, and the amount of leverage we determine is appropriate at the time. We do not intend to use more than 30% leverage overall in the portfolio. Fees will increase as the amount of leverage we use increases, and as turnover in the portfolio increases and additional equipment is purchased using leverage.
	$-	$-
Equipment liquidation fee
With respect to each item of equipment sold by the General Partner (other than in connection with a conditional sales contract), a fee equal to the lesser of (i) 50% of the competitive equipment sale commission or (ii) three percent of the sales price for such equipment is payable to the General Partner. The payment of such fees is subordinated to the receipt by the limited partners of (i) the return of their net capital contributions and 10% per annum cumulative return, compounded daily, on adjusted capital contributions and (ii) the net disposition proceeds from such sale in accordance with the Partnership Agreement. Such fee will be reduced to the extent any liquidation or resale fees are paid to unaffiliated parties.
	$1,000	$2,000

5. Notes Payable

Notes payable consisted of the following approximate amounts:

	March 31, 2013	December 31, 2012
Installment notes payable to banks; interest rate of 7.50%, due in monthly installments of $10,665, including interest with final payment in April 2013	$11,000	$42,000

Installment note payable to banks; interest rate of 5.25%, due in monthly installments of $7,441, including interest, with final payment in July 2014	115,000	136,000

Installment note payable to banks; interest rate of 4.23%, due in quarterly installments of $10,311 including interest, with final payment in September 2015	97,000	117,000
	$223,000	$295,000

The notes are secured by specific equipment with a carrying value of approximately $409,000 and are nonrecourse liabilities of the Partnership.  As such, the notes do not contain any financial debt covenants with which we must comply on either an annual or quarterly basis.  Aggregate maturities of notes payable for each of the periods subsequent to March 31, 2013 are as follows:

Amount
Nine months ending December 31, 2013	$103,000
Year ended December 31, 2014	90,000
Year ended December 31, 2015	30,000
$223,000

6. Supplemental Cash Flow Information

Other noncash activities included in the determination of net loss are as follows:

Three months ended March 31,	2013	2012
Lease revenue net of interest expense on notes payable realized as a result of direct payment of principal by lessee to bank	$72,000	$93,000

No interest or principal on notes payable was paid by the Partnership because direct payment was made by lessee to the bank in lieu of collection of lease income and payment of interest and principal by the Partnership.

Noncash investing and financing activities include the following:

Three months ended March 31,	2013	2012
Equipment acquisition fees earned by General Partner upon purchase of equipment from prepaid acquisition fees	$-	$38,000

During the three months ended March 31, 2013 and 2012, the Partnership wrote-off fully amortized acquisition and finance fees of approximately $106,000 and $148,000, respectively.

During the three months ended March 31, 2013 and 2012, the Partnership wrote-off fully reserved lease income receivable of approximately $323,000 and $0, respectively.

7. Commitments and Contingencies

Allied Health Care Services

As previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2012, management had fully impaired all equipment and reserved for all accounts receivable related to the lease to Allied Health Care Services, Inc. (“Allied”), due to the bankruptcy of Allied and the criminal conviction of its founder for fraud. During 2013, the fully reserved accounts receivable was written off. There have been no material changes in the status of Allied’s bankruptcy or in the likelihood of recovering available assets since the date of the Partnership’s annual report. The deadline for the bankruptcy trustee to pursue adversary claims against certain creditors has expired, including extensions. The bankruptcy trustee cannot seek to claim the Partnership's payments received from Allied, therefore the Partnership has no exposure to such potential claims. Commonwealth continues to pursue all of our rights against both Allied and Mr. Schwartz to recover any available assets to the greatest extent possible.

Regulatory Activities

In August 2012 Commonwealth Capital Securities Corp (“CCSC”) and Commonwealth Capital Corp., the parent of CCSC and the General Partner, received communication from the staff of the U.S. Securities and Exchange Commission with respect to the interpretation and application of control person with regards to the limits on reimbursement of certain expenses. The staff had also indicated on their communication that they are not suggesting any egregious intent or violation. As a result of ongoing correspondence and conversation, Commonwealth volunteered to and provided clarifying changes that have been made in disclosures in ongoing registration documents used by funds. While management believes that resolution of these issues with this agency will not result in any adverse financial impact on the Funds, we are involved in discussions with staff members to finalize resolution, but no assurance can be provided until resolution comes to conclusion. On May 3, 2013, the FINRA Department of Enforcement filed a complaint naming CCSC and the owner of the firm, Kimberly Springsteen-Abbott, as respondents. The complaint alleges that Ms. Springsteen-Abbott approved misallocation of certain expenses to the funds. Management believes that the expenses at issue include amounts that were proper and were properly allocated to funds, and expenses that had been allocated in error but were previously adjusted and repaid to the affected funds when they were identified. CCSC and Ms. Springsteen-Abbott deny the allegations and intend to vigorously defend the proceeding. Since the FINRA exam, Commonwealth has instituted additional procedures to avoid any such errors in the future. Management believes that resolution of these issues will not result in any adverse financial impact on the Funds, but no assurance can be provided until resolution comes to conclusion.

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

INDUSTRY OVERVIEW

The Equipment Lease Finance Association (“ELFA”) Monthly Leasing and Finance Index which reports economic activity for the $725 billion equipment finance sector, showed overall new business volume for the year end increased 3% relative to the same period of 2012.  Credit quality continued to improve as the rate of receivables aged in excess of 30 days decreased to below 2.8% from the same period last year. Additionally, charge-offs declined to the all-time low of 0.3%.  More than 50% of ELFA reporting members reported submitting more transactions for approval during the month of March.  According to the Equipment Lease Foundation, growth for 2013 is forecast at 2.9%.

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

See Note 2 to our condensed financial statements included herein for a discussion related to recent accounting pronouncements.

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

REVENUE RECOGNITION

Through March 31, 2013, the Partnership’s lease portfolio consisted of operating leases and finance leases. For operating leases, lease revenue is recognized on a straight-line basis in accordance with the terms of the lease agreement.

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

Gain or losses from sales of leased and off lease equipment are recorded on a net basis in the Fund’s condensed Statement of Operations.

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

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash

Our primary sources of cash for the three months ended March 31, 2013 were cash provided by operating activities of approximately $822,000 and net proceeds from the sale of equipment of approximately $29,000, compared to the three months ended March 31, 2012 where our primary sources of cash were provided by operating activities of approximately $1,343,000, net proceeds from the sale of equipment of approximately $76,000 and from payments due on finance leases of approximately $28,000.  Our primary uses of cash for the three months ended March 31, 2013 were for the purchase of new equipment of approximately $224,000, distributions to partners of approximately $898,000 and redemptions of approximately $40,000.  For the three months ended March 31, 2012, capital expenditures were approximately $959,000, distributions to partners were approximately $903,000 and redemptions of were approximately $44,000.

Cash was provided by operating activities for the three months ended March 31, 2013 of approximately $822,000, which includes a net loss of approximately $132,000 and depreciation and amortization expenses of approximately $1,139,000. Other noncash activities included in the determination of net loss include direct payments to banks by lessees of approximately $72,000. For the three months ended March 31, 2012, cash was provided by operating activities of approximately $1,343,000, which includes a net loss of approximately $94,000 and depreciation and amortization expenses of approximately $1,410,000. Other noncash activities included in the determination of net loss include direct payments to banks by lessees of approximately $93,000.

As we continue to increase the size of our equipment portfolio in this phase of the operating cycle, operating expenses will increase, which reflects the administrative costs of servicing the portfolio, but because of our investment strategy of leasing equipment primarily through triple-net leases, we avoid operating expenses related to equipment maintenance or taxes.

CCC, on our behalf and on behalf of other affiliated partnerships, acquires equipment subject to associated debt obligations and lease revenue and allocates a participation in the cost, debt and lease revenue to the various partnerships based on certain risk factors.

Capital expenditures and distributions are expected to continue to increase overall during the remainder of 2013 as management focuses on additional equipment acquisitions and funding limited partner distributions. We intend to invest approximately $2,700,000 in additional equipment during the remainder of 2013, primarily through debt financing.

We consider cash equivalents to be highly liquid investments with an original maturity of 90 days or less.

At March 31, 2013, cash was held in three accounts maintained at one financial institution with an aggregate balance of approximately $542,000. Bank accounts are federally insured up to $250,000 by the FDIC.  At March 31, 2013, the total cash balance was as follows:

At March 31, 2013	Balance
Total bank balance	$542,000
FDIC insured	(250,000)
Uninsured amount	$292,000

The Partnership believes it mitigates the risk of holding uninsured deposits by depositing funds with more than one institution and by only depositing funds with major financial institutions.  The Partnership deposits its funds with two institutions that are Moody's Aaa-and Aa3 Rated.   The Partnership has not experienced any losses in such accounts, and believes it is not exposed to any significant credit risk.  The amounts in such accounts will fluctuate throughout 2013 due to many factors, including cash receipts, equipment acquisitions, interest rates and distributions to investors.

The Partnership’s investment strategy of acquiring equipment and generally leasing it under triple-net leases to operators who generally meet specified financial standards minimizes our operating expenses.  As of March 31, 2013, the Partnership had future minimum rentals on non-cancelable operating leases of approximately $2,866,000 for the balance of the year ending December 31, 2013 and approximately $2,189,000 thereafter. As of March 31, 2013, the Partnership had future minimum rentals on non-cancelable finance leases of approximately $44,000 for the balance of the year ending December 31, 2013 and approximately $1,000 thereafter.

The Partnership is in negotiations with a significant lessee in related to the buy-out of several operating and direct financing leases. The amount of future rentals from operating and direct financing leases will be affected by the ongoing negotiations with the lessee. If settlement is reached, the Partnership will not record future revenue on the equipment being leased to the lessee. Therefore, there is a potential impact on future revenue and cash flows, with an offset by a potential cash settlement. The impact of the potential settlement cannot be determined at this time.

As of March 31, 2013, our non-recourse debt was approximately $223,000 with interest rates ranging from 4.23% to 7.50% and will be payable through September 2015.

RESULTS OF OPERATIONS

Three months ended March 31, 2013 compared to three months ended March 31, 2012

Lease Revenue

Our lease revenue decreased to approximately $1,339,000 for the three months ended March 31, 2013, from approximately $1,746,000 for the three months ended March 31, 2012.  This decrease was primarily due to fewer acquisitions of new leases during the three months ended March 31, 2013 compared to the termination of leases.

The Partnership had 259 active operating leases that generated lease revenue of approximately $1,339,000 at March 31, 2013. The Partnership had 312 active operating leases that generated lease revenue of approximately $1,746,000 at March 31, 2012. Management expects to continue to add new leases to the Partnership’s portfolio throughout 2013, primarily through debt financing.

Sale of Equipment

We sold equipment with a net book value of approximately $6,000 for a net gain of approximately $23,000 for the three months ended March 31, 2013. This compares to the three months ended March 31, 2012, when we sold equipment with a net book value of approximately $62,000 for a net gain of approximately $14,000. The increase is primarily due to a decrease in the amount of assets sold.

Operating Expenses

Our operating expenses, excluding depreciation, primarily consist of accounting and legal fees, outside service fees and reimbursement of expenses to CCC for administration and operation of the Partnership.  These expenses decreased to approximately $299,000 for the three months ended March 31, 2013, from approximately $322,000 for the three months ended March 31, 2012.  This decrease is primarily attributable to decreases in administrative, office, and storage expenses.

Equipment Management Fees

We pay an equipment management fee to our general partner for managing our equipment portfolio. The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases and approximately 2% of the gross lease revenue attributable to equipment that is subject to direct financing leases. The equipment management fee decreased to approximately $67,000 for the three months ended March 31, 2013 from approximately $88,000 for the three months ended March 31, 2012, which is consistent with the decrease in lease revenue.

Depreciation and Amortization Expense

Depreciation and amortization expenses consist of depreciation on equipment and amortization of equipment acquisition fees. These expenses decreased to approximately $1,139,000 for the three months ended March 31, 2013, from approximately $1,410,000 for the three months ended March 31, 2012. This decrease was due to the higher frequency in the termination of leases and equipment being fully depreciated as compared to the acquisition of new leases for the three months ended March 31, 2013.

Net Income (Loss)

For the three months ended March 31, 2013, we recognized revenue of approximately $1,376,000 and expenses of approximately $1,508,000, resulting in a net loss of approximately $132,000. For the three months ended March 31, 2012, we recognized revenue of approximately $1,764,000 and expenses of approximately $1,858,000, resulting in a net loss of approximately $94,000. This change in net loss is due to the changes in revenue and expenses as described above.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

N/A

Item 4.  Controls and Procedures

Our management, under the supervision and with the participation of the General Partner’s Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures related to our reporting and disclosure obligations as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on such evaluation, the General Partner’s Chief Executive Officer and Principal Financial Officer have concluded that, as of March 31, 2013, our disclosure controls and procedures are effective in ensuring that information relating to us which is required to be disclosed in our periodic reports filed or submitted under the Securities Exchange Act of 1934 is (a) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (b) accumulated and communicated to management, including the General Partner’s Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There were no changes in the Partnership’s internal control over financial reporting during the first quarter of 2013 that have materially affected or are reasonably likely to materially affect its internal control over financial reporting.

Part II:   OTHER INFORMATION

Item 1.  Legal Proceedings

Allied Health Care Services

As previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2012, management had fully impaired all equipment and reserved for all accounts receivable related to the lease to Allied Health Care Services, Inc. (“Allied”), due to the bankruptcy of Allied and the criminal conviction of its founder for fraud. During 2013, the fully reserved accounts receivable was written off. There have been no material changes in the status of Allied’s bankruptcy or in the likelihood of recovering available assets since the date of the Partnership’s annual report. The deadline for the bankruptcy trustee to pursue adversary claims against certain creditors has expired, including extensions. The bankruptcy trustee cannot seek to claim the Partnership's payments received from Allied, therefore the Partnership has no exposure to such potential claims. Commonwealth continues to pursue all of our rights against both Allied and Mr. Schwartz to recover any available assets to the greatest extent possible.

Regulatory Activities

In August 2012 Commonwealth Capital Securities Corp (“CCSC”) and Commonwealth Capital Corp., the parent of CCSC and the General Partner, received communication from the staff of the U.S. Securities and Exchange Commission with respect to the interpretation and application of control person with regards to the limits on reimbursement of certain expenses. The staff had also indicated on their communication that they are not suggesting any egregious intent or violation. As a result of ongoing correspondence and conversation, Commonwealth volunteered to and provided clarifying changes that have been made in disclosures in ongoing registration documents used by funds. While management believes that resolution of these issues with this agency will not result in any adverse financial impact on the Funds, we are involved in discussions with staff members to finalize resolution, but no assurance can be provided until resolution comes to conclusion. On May 3, 2013, the FINRA Department of Enforcement filed a complaint naming CCSC and the owner of the firm, Kimberly Springsteen-Abbott, as respondents. The complaint alleges that Ms. Springsteen-Abbott approved misallocation of certain expenses to the funds. Management believes that the expenses at issue include amounts that were proper and were properly allocated to funds, and expenses that had been allocated in error but were previously adjusted and repaid to the affected funds when they were identified. CCSC and Ms. Springsteen-Abbott deny the allegations and intend to vigorously defend the proceeding. Since the FINRA exam, Commonwealth has instituted additional procedures to avoid any such errors in the future. Management believes that resolution of these issues will not result in any adverse financial impact on the Funds, but no assurance can be provided until resolution comes to conclusion.
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

COMMONWEALTH INCOME & GROWTH FUND VI
BY: COMMONWEALTH INCOME & GROWTH FUND, INC., General Partner

May 15, 2013	By: /s/ Kimberly A. Springsteen-Abbott
Date	Kimberly A. Springsteen-Abbott
Chief Executive Officer Commonwealth Income & Growth Fund, Inc.

May 15, 2013	By: /s/ Lynn A. Franceschina
Date	Lynn A. Franceschina
Executive Vice President, Chief Operating Officer