Form 10-Q
period 2013-06-30
Commonwealth Income & Growth Fund VI
filed 2013-08-14
CIK 1351901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013 or

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

FORM 10-Q
June 30, 2013

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

Commonwealth Income & Growth Fund VI
Condensed Balance Sheets

	June 30,	December 31,
	2013	2012
	(unaudited)

ASSETS
Cash and cash equivalents	$356,248	$860,982
Lease income receivable, net of reserve of approximately $42,000 and $450,000
at June 30, 2013 and December 31, 2012, respectively	248,958	482,788
Accounts receivable, Commonwealth Capital Corp.	672,171	820,520
Other receivables	3,167	6,695
Prepaid expenses	4,767	512
	1,285,311	2,171,497

Net investment in finance leases	-	54,335

Equipment, at cost	19,786,145	22,669,723
Accumulated depreciation	(14,484,875)	(15,620,436)
	5,301,270	7,049,287

Equipment acquisition costs and deferred expenses, net of
accumulated amortization of approximately $224,000 and $360,000 at June 30, 2013 and December 31, 2012, respectively	143,120	203,491
	143,120	203,491

Total Assets	$6,729,701	$9,478,610

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES
Accounts payable	$84,618	$127,264
Accounts payable, General Partner	108,199	216,797
Other accrued expenses	13,775	49,703
Unearned lease income	171,721	280,591
Notes payable	181,900	294,508
	560,213	968,863

PARTNERS' CAPITAL
General Partner	1,000	1,000
Limited Partners	6,168,488	8,508,747
Total Partners' Capital	6,169,488	8,509,747

Total Liabilities and Partners' Capital	$6,729,701	$9,478,610

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund VI
Condensed Statements of Operations
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012

Revenue
Lease	$1,001,450	$1,688,675	$2,340,537	$3,434,492
Interest and other	941	4,484	15,532	8,213
Gain on sale of investment in finance leases	728	-	728	-
Gain on sale of equipment	-	25,342	-	39,305
Total revenue	1,003,119	1,718,501	2,356,797	3,482,010

Expenses
Operating, excluding depreciation	220,012	302,055	518,691	624,266
Equipment management fee, General Partner	50,279	84,988	117,692	172,832
Interest	2,514	6,730	5,634	14,388
Depreciation	964,351	1,309,245	2,060,205	2,644,699
Amortization of equipment acquisition costs and deferred expenses	37,236	64,361	80,141	139,113
Loss on sale of equipment	101,331	-	78,831	-
Bad debt expense	-	20,143	-	50,143
Total expenses	1,375,723	1,787,522	2,861,194	3,645,441

Net loss	$(372,604)	$(69,021)	$(504,397)	$(163,431)

Net loss allocated to Limited Partners	$(381,584)	$(78,044)	$(522,358)	$(182,495)

Net loss per equivalent Limited Partnership unit	$(0.21)	$(0.04)	$(0.29)	$(0.10)

Weighted average number of equivalent
Limited Partnership units outstanding
during the period	1,799,710	1,804,484	1,797,653	1,805,989

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund VI
Condensed Statement of Partner's Capital
For the six months ended June 30, 2013
(unaudited)

	General	Limited
	Partner	Partner	General	Limited
	Units	Units	Partner	Partners	Total
Balance, January 1, 2013	50	1,800,881	$1,000	$8,508,747	$8,509,747
Net income (loss)	-	-	17,961	(522,358)	(504,397)
Redemptions	-	(4,774)	-	(39,762)	(39,762)
Distributions	-	-	(17,961)	(1,778,139)	(1,796,100)
Balance, June 30, 2013	50	1,796,107	$1,000	$6,168,488	$6,169,488

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund VI
Condensed Statements of Cash Flows
(unaudited)

	Six months ended June 30,
	2013	2012

Net cash provided by operating activities	$1,803,001	$2,271,656

Cash flows from investing activities
Capital expenditures	(501,450)	(1,411,323)
Payments received from finance leases	-	55,355
Equipment acquistion fees paid to General Partner	(19,770)	-
Net proceeds from the sale of equipment	49,347	330,780
Net cash used in investing activities	(471,873)	(1,025,188)

Cash flows from financing activities
Redemptions	(39,762)	(44,103)
Distributions to partners	(1,796,100)	(1,805,152)
Net cash used in financing activities	(1,835,862)	(1,849,255)

Net decrease in cash and cash equivalents	(504,734)	(602,787)

Cash and cash equivalents at at beginning of the period	860,982	1,575,177

Cash and cash equivalents at end of the period	$356,248	$972,390

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The financial information presented as of any date other than December 31, 2012 has been prepared from the books and records without audit. Financial information as of December 31, 2012 has been derived from the audited financial statements of the Partnership, but does not include all disclosures required by generally accepted accounting principles to be included in audited financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated, have been included. For further information regarding the Partnership’s accounting policies, refer to the financial statements and related notes included in the Partnership’s annual report on Form 10-K for the year ended December 31, 2012. Operating results for the six months ended June 30, 2013 are not necessarily indicative of financial results that may be expected for the full year ended December 31, 2013.

Disclosure of Fair Value of Financial Instruments

Estimated fair value was determined by management using available market information and appropriate valuation methodologies. However, judgment was necessary to interpret market data and develop estimated fair value. Cash and cash equivalents, receivables, accounts payable and accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values as of June 30, 2013 and December 31, 2012 due to the short term nature of these financial instruments.

The Partnership’s long-term debt consists of notes payable, which are secured by specific equipment and are nonrecourse liabilities of the Partnership. The estimated fair value of this debt at June 30, 2013 and December 31, 2012 approximates the carrying value of these instruments, due to the interest rates on the debt approximating current market interest rates. The Partnership classifies the fair value of its notes payable within Level 2 of the valuation hierarchy based on the observable inputs used to estimate fair value.

Cash and cash equivalents

We consider cash equivalents to be highly liquid investments with an original maturity of 90 days or less.

At June 30, 2013, cash was held in three accounts maintained at one financial institution with an aggregate balance of approximately $359,000. Bank accounts are federally insured up to $250,000 by the FDIC. At June 30, 2013, the total cash balance was as follows:

At June 30, 2013	Balance
Total bank balance	$359,000
FDIC insured	(250,000)
Uninsured amount	$109,000

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

Remarketing fees are paid to the leasing companies from which the Partnership purchases leases. These are fees that are earned by the leasing companies when the initial terms of the lease have been met. The General Partner believes that this strategy adds value since it entices the leasing company to remain actively involved with the lessee and encourages potential extensions, remarketing or sale of equipment. This strategy is designed to minimize any conflicts the leasing company may have with a new lessee and may assist in maximizing overall portfolio performance. The remarketing fee is tied into lease performance thresholds and is a factor in the negotiation of the fee. Remarketing fees incurred in connection with lease extensions are accounted for as operating costs. Remarketing fees incurred in connection with the sale of equipment are included in the gain or loss calculations. For the six months ended June 30, 2013 and 2012, the Partnership incurred remarketing fees of approximately $30,000 and $73,000, respectively. For the six months ended June 30, 2013 and 2012, the Partnership paid approximately $61,000 and $58,000 in such fees, respectively.

CCC, on behalf of the Partnership and on behalf of other affiliated partnerships, acquires equipment subject to associated debt obligations and lease agreements and allocates a participation in the cost, debt and lease revenue to the various partnerships based on certain risk factors.

The Partnership’s share of the cost of the equipment in which it participates with other partnerships at June 30, 2013 was approximately $8,174,000 and is included in the Partnership’s equipment on its balance sheet. The total cost of the equipment shared by the Partnership with other partnerships at June 30, 2013 was approximately $17,623,000. The Partnership’s share of the outstanding debt associated with this equipment at June 30, 2013 was approximately $182,000 and is included in the Partnership’s notes payable on its balance sheet. The total outstanding debt related to the equipment shared by the Partnership at June 30, 2013 was approximately $364,000.

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

The following is a schedule of future minimum rentals on non-cancellable operating leases at June 30, 2013:

Six Months ended December 31, 2013	$1,598,000
Year ended December 31, 2014	1,736,000
Year ended December 31, 2015	564,000
Year ended December 31, 2016	34,000
$3,932,000

During June 2013, CCC, on behalf of the Partnership, negotiated a settlement with a significant lessee related to the buy-out of several operating and finance leases. The Partnership received consideration of approximately $386,000 as a result of the settlement. This consideration is recorded as a receivable from CCC in the Partnership’s condensed balance sheet at June 30, 2013. The consideration was paid in full by CCC to the Partnership in August 2013. Through the settlement, the Partnership reduced its lease income receivable by approximately $269,000 during the three months ended June 30, 2013.  The consideration for the buyout of equipment under operating leases was approximately $60,000 which resulted in a net loss of equipment that was subject to operating leases of approximately $116,000 for the three months ended June 30, 2013. As consideration for the buyout of its finance leases, the Partnership applied payments from the lessee of approximately $57,000 which resulted in a decrease in the net investment in financing receivables of approximately $56,000 and recorded a related gain of approximately $1,000 during the three months ended June 30, 2013.

4. Related Party Transactions

Receivables/Payables

As of June 30, 2013, the Partnership’s related party receivables and payables are short term, unsecured, and non-interest bearing.

Six months ended June 30,	2013	2012

Reimbursable expenses
Reimbursable expenses, which are charged to the Partnership by CCC in connection with the administration and operation of the Partnership, are allocated to the Partnership based upon several factors including, but not limited to, the number of investors, compliance issues, and the number of existing leases.	$471,000	$526,000

Equipment acquisition fee
The General Partner earned an equipment acquisition fee of 4% of the purchase price of each item of equipment purchased as compensation for the negotiation of the acquisition of the equipment and lease thereof or sale under a conditional sales contract.	$20,000	$56,000

Equipment management fee
The General Partner is entitled to be paid a monthly fee equal to the lesser of (i) the fees which would be charged by an independent third party for similar services for similar equipment or (ii) the sum of (a) two percent of (1) the gross lease revenues attributable to equipment which is subject to full payout net leases which contain net lease provisions plus (2) the purchase price paid on conditional sales contracts as received by the Partnership and (b) 5% of the gross lease revenues attributable to equipment which is subject to operating and capital leases.	$118,000	$173,000

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
Equipment liquidation fee
With respect to each item of equipment sold by the General Partner (other than in connection with a conditional sales contract), a fee equal to the lesser of (i) 50% of the competitive equipment sale commission or (ii) three percent of the sales price for such equipment is payable to the General Partner. The payment of such fees is subordinated to the receipt by the limited partners of (i) the return of their net capital contributions and 10% per annum cumulative return, compounded daily, on adjusted capital contributions and (ii) the net disposition proceeds from such sale in accordance with the Partnership Agreement. Such fee will be reduced to the extent any liquidation or resale fees are paid to unaffiliated parties. During the six months ended June 30, 2013 and 2012, the General Partner earned but waived approximately $2,000 and $0 of equipment liquidation fees, respectively.
	$2,000	$10,000

5. Notes Payable

Notes payable consisted of the following approximate amounts:

	June 30, 2013	December 31, 2012
Installment notes payable to banks; interest rate of 7.50%, due in monthly installments of $10,665, including interest with final payment in April 2013	$-	$42,000

Installment note payable to banks; interest rate of 5.25%, due in monthly installments of $7,441, including interest, with final payment in July 2014	94,000	136,000

Installment note payable to banks; interest rate of 4.23%, due in quarterly installments of $10,311 including interest, with final payment in September 2015	88,000	117,000
	$182,000	$295,000

The notes are secured by specific equipment with a carrying value of approximately $273,000 as of June 30, 2013 and are nonrecourse liabilities of the Partnership. As such, the notes do not contain any financial debt covenants with which we must comply on either an annual or quarterly basis. Aggregate maturities of notes payable for each of the periods subsequent to June 30, 2013 are as follows:

Amount
Six months ending December 31, 2013	$62,000
Year ended December 31, 2014	90,000
Year ended December 31, 2015	30,000
$182,000

6. Supplemental Cash Flow Information

Other noncash activities included in the determination of net loss are as follows:

Six months ended June 30,	2013	2012
Lease revenue net of interest expense on notes payable realized as a result of direct payment of principal by lessee to bank	$113,000	$201,000

No interest or principal on notes payable was paid by the Partnership because direct payment was made by lessee to the bank in lieu of collection of lease income and payment of interest and principal by the Partnership.

Noncash investing and financing activities include the following:

Six months ended June 30,	2013	2012
Equipment acquisition fees earned by General Partner upon purchase of equipment from prepaid acquisition fees	$-	$56,000
Consideration from CCC related to the sale of investments in finance receivables	$57,000	$-
Consideration from CCC related to the sale of equipment under operating leases	$60,000	$-

During the six months ended June 30, 2013 and 2012, the Partnership wrote-off fully amortized acquisition and finance fees of approximately $216,000 and $389,000, respectively.

During the six months ended June 30, 2013 and 2012, the Partnership wrote-off fully reserved lease income receivable of approximately $408,000 and $0, respectively.

7. Commitments and Contingencies

Allied Health Care Services

As previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2012, management had fully impaired all equipment and reserved for all accounts receivable related to the lease to Allied Health Care Services, Inc. (“Allied”), due to the bankruptcy of Allied and the criminal conviction of its founder for fraud. During 2013, the fully reserved accounts receivable was written off. There have been no material changes in the status of Allied’s bankruptcy or in the likelihood of recovering available assets since the date of the Partnership’s annual report. The deadline for the bankruptcy trustee to pursue adversary claims against certain creditors has expired, including extensions. The bankruptcy trustee cannot seek to claim the Partnership's payments received from Allied, therefore the Partnership has no exposure to such potential claims. CCC continues to pursue all of our rights against both Allied and Mr. Schwartz to recover any available assets to the greatest extent possible.

Regulatory Activities

In August 2012 Commonwealth Capital Securities Corp (“CCSC”) and Commonwealth Capital Corp., the parent of CCSC and the General Partner, received communication from the staff of the U.S. Securities and Exchange Commission with respect to the interpretation and application of control person with regards to the limits on reimbursement of certain expenses. The staff had also indicated on their communication that they are not suggesting any egregious intent or violation. As a result of ongoing correspondence and conversation, CCC volunteered to and provided clarifying changes that have been made in disclosures in ongoing registration documents used by funds. While management believes that resolution of these issues with this agency will not result in any adverse financial impact on the Funds, we are involved in discussions with staff members to finalize resolution, but no assurance can be provided until resolution comes to conclusion. On May 3, 2013, the FINRA Department of Enforcement filed a complaint naming CCSC and the owner of the firm, Kimberly Springsteen-Abbott, as respondents. The complaint alleges that Ms. Springsteen-Abbott approved misallocation of certain expenses to the funds. Management believes that the expenses at issue include amounts that were proper and were properly allocated to funds, and expenses that had been allocated in error but were previously adjusted and repaid to the affected funds when they were identified. CCSC and Ms. Springsteen-Abbott deny the allegations and intend to vigorously defend the proceeding. Since the FINRA exam, CCC has instituted additional procedures to avoid any such errors in the future. Management believes that resolution of these issues will not result in any adverse financial impact on the Funds, but no assurance can be provided until resolution comes to conclusion.

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

Readers are also directed to other risks and uncertainties discussed in other documents we file with the SEC, including, without limitation, those discussed in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed with the SEC. We undertake no obligation to update or revise any forward-looking information, whether as a result of new information, future developments or otherwise.

INDUSTRY OVERVIEW

The Equipment Lease Finance Association (“ELFA”) Monthly Leasing and Finance Index which reports economic activity for the $725 billion equipment finance sector, showed overall new business volume for the 2nd quarter increased 10% relative to the same period of 2012.  Credit quality continued to improve as the rate of receivables aged in excess of 30 days decreased to below 1.4% from the same period last year. Additionally, charge-offs remain at an all-time low of 0.3%.  More than 50% of ELFA reporting members reported submitting more transactions for approval during the month of June.

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

REVENUE RECOGNITION

Through June 30, 2013, the Partnership’s lease portfolio consisted solely of operating leases. For operating leases, lease revenue is recognized on a straight-line basis in accordance with the terms of the lease agreement.

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

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash

Our primary sources of cash for the six months ended June 30, 2013 were cash provided by operating activities of approximately $1,803,000 and net proceeds from the sale of equipment of approximately $49,000, compared to the six months ended June 30, 2012 where our primary sources of cash were provided by operating activities of approximately $2,272,000, net proceeds from the sale of equipment of approximately $331,000 and from payments due on finance leases of approximately $55,000. Our primary uses of cash for the six months ended June 30, 2013 were for the purchase of new equipment of approximately $501,000, distributions to partners of approximately $1,796,000, redemptions of approximately $40,000 and equipment acquisition fees paid to the General Partner of approximately $20,000. For the six months ended June 30, 2012, capital expenditures were approximately $1,411,000, distributions to partners were approximately $1,805,000 and redemptions of were approximately $44,000.

Cash was provided by operating activities for the six months ended June 30, 2013 of approximately $1,803,000, which includes a net loss of approximately $504,000 and depreciation and amortization expenses of approximately $2,140,000. Other noncash activities included in the determination of net loss include direct payments to banks by lessees of approximately $113,000. For the six months ended June 30, 2012, cash was provided by operating activities of approximately $2,272,000, which includes a net loss of approximately $163,000 and depreciation and amortization expenses of approximately $2,784,000. Other noncash activities included in the determination of net loss include direct payments to banks by lessees of approximately $201,000 and bad debt expense of approximately $50,000.

As we continue to increase the size of our equipment portfolio in this phase of the operating cycle, operating expenses may increase, which reflects the administrative costs of servicing the portfolio, but because of our investment strategy of leasing equipment primarily through triple-net leases, we avoid operating expenses related to equipment maintenance or taxes.

CCC, on our behalf and on behalf of other affiliated partnerships, acquires equipment subject to associated debt obligations and lease revenue and allocates a participation in the cost, debt and lease revenue to the various partnerships based on certain risk factors.
Capital expenditures and distributions are expected to continue to increase overall during the remainder of 2013 as management focuses on additional equipment acquisitions and funding limited partner distributions. We intend to invest approximately $2,400,000 in additional equipment during the remainder of 2013, primarily through debt financing.

We consider cash equivalents to be highly liquid investments with an original maturity of 90 days or less.

At June 30, 2013, cash was held in three accounts maintained at one financial institution with an aggregate balance of approximately $359,000. Bank accounts are federally insured up to $250,000 by the FDIC. At June 30, 2013, the total cash balance was as follows:

At June 30, 2013	Balance
Total bank balance	$359,000
FDIC insured	(250,000)
Uninsured amount	$109,000

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

The Partnership’s investment strategy of acquiring equipment and generally leasing it under triple-net leases to operators who generally meet specified financial standards minimizes our operating expenses. As of June 30, 2013, the Partnership had future minimum rentals on non-cancelable operating leases of approximately $1,598,000 for the balance of the year ending December 31, 2013 and approximately $2,334,000 thereafter.

During June 2013, CCC, on behalf of the Partnership, negotiated a settlement with a significant lessee related to the buy-out of several operating and finance leases. The Partnership received consideration of approximately $386,000 as a result of the settlement. This consideration is recorded as a receivable from CCC in the Partnership’s condensed balance sheet at June 30, 2013. The consideration was paid in full by CCC to the Partnership in August 2013.

As of June 30, 2013, our non-recourse debt was approximately $182,000 with interest rates ranging from 4.23% to 5.25% and will be payable through September 2015.

RESULTS OF OPERATIONS

Three months ended June 30, 2013 compared to three months ended June 30, 2012

Lease Revenue

Our lease revenue decreased to approximately $1,001,000 for the three months ended June 30, 2013, from approximately $1,689,000 for the three months ended June 30, 2012. This decrease was primarily due to fewer acquisitions of new leases during the three months ended June 30, 2013 compared to the termination of leases.

The Partnership had 117 active operating leases that generated lease revenue of approximately $1,001,000 for the three months ended June 30, 2013. The Partnership had 291 active operating leases that generated lease revenue of approximately $1,689,000 for the three months ended June 30, 2012. Lease volume decreased during the three months ended June 30, 2013 and 2012 due to the buy-out of operating leases as discussed in Note 3 to the condensed financial statements, partially offset by additions of new leases into the Partnership. Management expects to continue to add new leases to the Partnership’s portfolio throughout 2013, primarily through debt financing.

Sale of Finance Leases

For the three months ended June 30, 2013, the Partnership sold its investments in finance leases for a net gain of approximately $1,000. This net gain on the sale of finance leases is primarily due to the buy-out reached with the significant lessee as described in Note 3 of our condensed financial statements. For the three months ended June 30, 2012, the Partnership did not sell any finance leases.

Sale of Equipment

We sold equipment, held under operating leases, with a net book value of approximately $183,000 for a net loss of approximately $101,000 for the three months ended June 30, 2013. This compares to the three months ended June 30, 2012, when we sold equipment, held under operating leases, with a net book value of approximately $229,000 for a net gain of approximately $25,000. The increase in net loss is primarily due to the buy-out as described in Note 3 of the condensed financial statements.

Operating Expenses

Our operating expenses, excluding depreciation, primarily consist of accounting and legal fees, outside service fees and reimbursement of expenses to CCC for administration and operation of the Partnership. These expenses decreased to approximately $220,000 for the three months ended June 30, 2013, from approximately $302,000 for the three months ended June 30, 2012. This decrease is primarily attributable to decreases in administrative, office, and storage expenses.

Equipment Management Fees

We pay an equipment management fee to our general partner for managing our equipment portfolio. The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases and approximately 2% of the gross lease revenue attributable to equipment that is subject to direct financing leases. The equipment management fee decreased to approximately $50,000 for the three months ended June 30, 2013 from approximately $85,000 for the three months ended June 30, 2012, which is consistent with the decrease in lease revenue.

Depreciation and Amortization Expense

Depreciation and amortization expenses consist of depreciation on equipment and amortization of equipment acquisition fees. These expenses decreased to approximately $1,002,000 for the three months ended June 30, 2013, from approximately $1,374,000 for the three months ended June 30, 2012. This decrease was due to the higher frequency in the termination of leases and equipment being fully depreciated as compared to the acquisition of new leases for the three months ended June 30, 2013.

Net Income (Loss)

For the three months ended June 30, 2013, we recognized revenue of approximately $1,003,000 and expenses of approximately $1,376,000, resulting in a net loss of approximately $373,000. For the three months ended June 30, 2012, we recognized revenue of approximately $1,719,000 and expenses of approximately $1,788,000, resulting in a net loss of approximately $69,000. This change in net loss is due to the changes in revenue and expenses as described above.

Six months ended June 30, 2013 compared to six months ended June 30, 2012

Lease Revenue

Our lease revenue decreased to approximately $2,341,000 for the six months ended June 30, 2013, from approximately $3,434,000 for the six months ended June 30, 2012. This decrease was primarily due to fewer acquisitions of new leases during the six months ended June 30, 2013 compared to the termination of leases.

The Partnership had 117 active operating leases that generated lease revenue of approximately $2,341,000 for the six months ended June 30, 2013. The Partnership had 291 active operating leases that generated lease revenue of approximately $3,434,000 for the six months ended June 30, 2012. Lease volume decreased during the three months ended June 30, 2013 and 2012 due to the buy-out of operating leases as discussed in Note 3 to the condensed financial statements, partially offset by additions of new leases into the Partnership. Management expects to continue to add new leases to the Partnership’s portfolio throughout 2013, primarily through debt financing.

Sale of Finance Leases

For the six months ended June 30, 2013, the Partnership sold its investments in finance leases for a net gain of approximately $1,000. This net gain on the sale of finance leases is primarily due to the buy-out reached with the significant lessee as described in Note 3 of our condensed financial statements. For the six months ended June 30, 2012, the Partnership did not sell any finance leases.

Sale of Equipment

We sold equipment, held under operating leases, with a net book value of approximately $189,000 for a net loss of approximately $79,000 for the six months ended June 30, 2013. This compares to the six months ended June 30, 2012, when we sold equipment, held under operating leases, with a net book value of approximately $291,000 for a net gain of approximately $39,000. The increase in net loss is primarily due to the buy-out as described in Note 3 of the condensed financial statements.

Operating Expenses

Our operating expenses, excluding depreciation, primarily consist of accounting and legal fees, outside service fees and reimbursement of expenses to CCC for administration and operation of the Partnership. These expenses decreased to approximately $519,000 for the six months ended June 30, 2013, from approximately $624,000 for the six months ended June 30, 2012. This decrease is primarily attributable to decreases in administrative, office, and storage expenses.

Equipment Management Fees

We pay an equipment management fee to our general partner for managing our equipment portfolio. The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases and approximately 2% of the gross lease revenue attributable to equipment that is subject to direct financing leases. The equipment management fee decreased to approximately $118,000 for the six months ended June 30, 2013 from approximately $173,000 for the six months ended June 30, 2012, which is consistent with the decrease in lease revenue.

Depreciation and Amortization Expense

Depreciation and amortization expenses consist of depreciation on equipment and amortization of equipment acquisition fees. These expenses decreased to approximately $2,140,000 for the six months ended June 30, 2013, from approximately $2,784,000 for the six months ended June 30, 2012. This decrease was due to the higher frequency in the termination of leases and equipment being fully depreciated as compared to the acquisition of new leases for the six months ended June 30, 2013.

Net Income (Loss)

For the six months ended June 30, 2013, we recognized revenue of approximately $2,357,000 and expenses of approximately $2,861,000, resulting in a net loss of approximately $504,000. For the six months ended June 30, 2012, we recognized revenue of approximately $3,482,000 and expenses of approximately $3,645,000, resulting in a net loss of approximately $163,000. This change in net loss is due to the changes in revenue and expenses as described above.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

N/A

Item 4. Controls and Procedures

Our management, under the supervision and with the participation of the General Partner’s Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures related to our reporting and disclosure obligations as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, the General Partner’s Chief Executive Officer and Principal Financial Officer have concluded that, as of June 30, 2013, our disclosure controls and procedures are effective in ensuring that information relating to us which is required to be disclosed in our periodic reports filed or submitted under the Securities Exchange Act of 1934 is (a) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (b) accumulated and communicated to management, including the General Partner’s Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There were no changes in the Partnership’s internal control over financial reporting during the second quarter of 2013 that have materially affected or are reasonably likely to materially affect its internal control over financial reporting.

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

Regulatory Activities

In August 2012 Commonwealth Capital Securities Corp (“CCSC”) and Commonwealth Capital Corp., the parent of CCSC and the General Partner, received communication from the staff of the U.S. Securities and Exchange Commission with respect to the interpretation and application of control person with regards to the limits on reimbursement of certain expenses. The staff had also indicated on their communication that they are not suggesting any egregious intent or violation. As a result of ongoing correspondence and conversation, CCC volunteered to and provided clarifying changes that have been made in disclosures in ongoing registration documents used by funds. While management believes that resolution of these issues with this agency will not result in any adverse financial impact on the Funds, we are involved in discussions with staff members to finalize resolution, but no assurance can be provided until resolution comes to conclusion. On May 3, 2013, the FINRA Department of Enforcement filed a complaint naming CCSC and the owner of the firm, Kimberly Springsteen-Abbott, as respondents. The complaint alleges that Ms. Springsteen-Abbott approved misallocation of certain expenses to the funds. Management believes that the expenses at issue include amounts that were proper and were properly allocated to funds, and expenses that had been allocated in error but were previously adjusted and repaid to the affected funds when they were identified. CCSC and Ms. Springsteen-Abbott deny the allegations and intend to vigorously defend the proceeding. Since the FINRA exam, CCC has instituted additional procedures to avoid any such errors in the future. Management believes that resolution of these issues will not result in any adverse financial impact on the Funds, but no assurance can be provided until resolution comes to conclusion.

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

COMMONWEALTH INCOME & GROWTH FUND VI
BY: COMMONWEALTH INCOME & GROWTH FUND, INC., General Partner
August 14, 2013	By: /s/ Kimberly A. Springsteen-Abbott
Date	Kimberly A. Springsteen-Abbott
Chief Executive Officer Commonwealth Income & Growth Fund, Inc.

August 14, 2013	By: /s/ Lynn A. Franceschina
Date	Lynn A. Franceschina
Executive Vice President, Chief Operating Officer