Form 10-Q
period 2013-09-30
Commonwealth Income & Growth Fund VI
filed 2013-11-14
CIK 1351901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013 or

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

FORM 10-Q
September 30, 2013

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

Commonwealth Income & Growth Fund VI
Condensed Balance Sheets

	September 30,	December 31,
	2013	2012
	(unaudited)

ASSETS
Cash and cash equivalents	$342,542	$860,982
Lease income receivable, net of reserve of approximately $42,000 and $450,000
at September 30, 2013 and December 31, 2012, respectively	284,623	482,788
Accounts receivable, Commonwealth Capital Corp., net	576,364	820,520
Other receivables	2,775	6,695
Prepaid expenses	2,951	512
	1,209,255	2,171,497

Net investment in finance leases	14,248	54,335

Equipment, at cost	18,819,755	22,669,723
Accumulated depreciation	(14,383,531)	(15,620,436)
	4,436,224	7,049,287

Equipment acquisition costs and deferred expenses, net of
accumulated amortization of approximately $205,000 and $360,000 at September 30, 2013 and December 31, 2012, respectively	115,896	203,491

Total Assets	$5,775,623	$9,478,610

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES
Accounts payable	$86,427	$127,264
Accounts payable, General Partner	96,027	216,797
Other accrued expenses	26,519	49,703
Unearned lease income	171,577	280,591
Notes payable	151,339	294,508
	531,889	968,863

PARTNERS' CAPITAL
General Partner	1,000	1,000
Limited Partners	5,242,734	8,508,747
Total Partners' Capital	5,243,734	8,509,747

Total Liabilities and Partners' Capital	$5,775,623	$9,478,610

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund VI
Condensed Statements of Operations
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012

Revenue
Lease	$890,249	$1,506,110	$3,230,786	$4,940,602
Interest and other	3,558	11,281	19,090	19,494
Gain on sale of investment in finance leases	-	-	728	-
Gain on sale of equipment	9,903	43,943	-	83,248
Total revenue	903,710	1,561,334	3,250,604	5,043,344

Expenses
Operating, excluding depreciation	184,748	269,833	703,439	894,099
SEC restitution settlement, General Partner	(40,269)	-	(40,269)	-
Equipment management fee, General Partner	44,518	75,793	162,210	248,625
Interest	2,074	5,016	7,708	19,404
Depreciation	712,671	1,306,591	2,772,876	3,951,290
Amortization of equipment acquisition costs and deferred expenses	27,694	49,977	107,835	189,090
Loss on sale of equipment	-	-	68,928	-
Bad debt expense	-	26,368	-	76,511
Total expenses	931,436	1,733,578	3,782,727	5,379,019

Net loss	$(27,726)	$(172,244)	$(532,123)	$(335,675)

Net loss allocated to Limited Partners	$(36,705)	$(181,252)	$(559,063)	$(363,747)

Net loss per equivalent Limited Partnership unit	$(0.02)	$(0.10)	$(0.31)	$(0.20)

Weighted average number of equivalent
Limited Partnership units outstanding
during the period	1,799,710	1,803,217	1,797,132	1,805,063

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund VI
Condensed Statement of Partner's Capital
For the nine months ended September 30, 2013
(unaudited)

	General	Limited
	Partner	Partner	General	Limited
	Units	Units	Partner	Partners	Total
Balance, January 1, 2013	50	1,800,881	$1,000	$8,508,747	$8,509,747
Net income (loss)	-	-	26,940	(559,063)	(532,123)
Redemptions	-	(4,774)	-	(39,762)	(39,762)
Distributions	-	-	(26,940)	(2,667,188)	(2,694,128)
Balance, September 30, 2013	50	1,796,107	$1,000	$5,242,734	$5,243,734

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund VI
Condensed Statements of Cash Flows
(unaudited)

	Nine months ended September 30,
	2013	2012

Net cash provided by operating activities	$2,421,698	$3,318,707

Cash flows from investing activities
Capital expenditures	(513,209)	(2,182,934)
Purchase of finance leases	(13,932)	-
Payments received from finance leases	306	79,729
Equipment acquistion fees paid to General Partner	(20,240)	-
Net proceeds from the sale of finance leases	56,359	-
Net proceeds from the sale of equipment	284,468	574,175
Net cash used in investing activities	(206,248)	(1,529,030)

Cash flows from financing activities
Redemptions	(39,762)	(81,024)
Distributions to partners	(2,694,128)	(2,706,051)
Net cash used in financing activities	(2,733,890)	(2,787,075)

Net decrease in cash and cash equivalents	(518,440)	(997,398)

Cash and cash equivalents at at beginning of the period	860,982	1,575,177

Cash and cash equivalents at end of the period	$342,542	$577,779

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The financial information presented as of any date other than December 31, 2012 has been prepared from the books and records without audit. Financial information as of December 31, 2012 has been derived from the audited financial statements of the Partnership, but does not include all disclosures required by generally accepted accounting principles to be included in audited financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated, have been included. For further information regarding the Partnership’s accounting policies, refer to the financial statements and related notes included in the Partnership’s annual report on Form 10-K for the year ended December 31, 2012. Operating results for the nine months ended September 30, 2013 are not necessarily indicative of financial results that may be expected for the full year ended December 31, 2013.

Disclosure of Fair Value of Financial Instruments

Estimated fair value was determined by management using available market information and appropriate valuation methodologies. However, judgment was necessary to interpret market data and develop estimated fair value. Cash and cash equivalents, receivables, accounts payable and accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values as of September 30, 2013 and December 31, 2012 due to the short term nature of these financial instruments.

The Partnership’s debt consists of notes payable, which are secured by specific equipment and are nonrecourse liabilities of the Partnership. The estimated fair value of this debt at September 30, 2013 and December 31, 2012 approximates the carrying value of these instruments, due to the interest rates on the debt approximating current market interest rates. The Partnership classifies the fair value of its notes payable within Level 2 of the valuation hierarchy based on the observable inputs used to estimate fair value.

Cash and cash equivalents

We consider cash equivalents to be highly liquid investments with an original maturity of 90 days or less.

At September 30, 2013, cash was held in three accounts maintained at one financial institution with an aggregate balance of approximately $345,000. Bank accounts are federally insured up to $250,000 by the FDIC. At September 30, 2013, the total cash balance was as follows:

At September 30, 2013	Balance
Total bank balance	$345,000
FDIC insured	(250,000)
Uninsured amount	$95,000

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

Remarketing fees are paid to the leasing companies from which the Partnership purchases leases. These are fees that are earned by the leasing companies when the initial terms of the lease have been met. The General Partner believes that this strategy adds value since it entices the leasing company to remain actively involved with the lessee and encourages potential extensions, remarketing or sale of equipment. This strategy is designed to minimize any conflicts the leasing company may have with a new lessee and may assist in maximizing overall portfolio performance. The remarketing fee is tied into lease performance thresholds and is a factor in the negotiation of the fee. Remarketing fees incurred in connection with lease extensions are accounted for as operating costs. Remarketing fees incurred in connection with the sale of equipment are included in the gain or loss calculations. For the nine months ended September 30, 2013 and 2012, the Partnership incurred remarketing fees of approximately $31,000 and $117,000, respectively. For the nine months ended September 30, 2013 and 2012, the Partnership paid approximately $61,000 and $99,000 in such fees, respectively.

CCC, on behalf of the Partnership and on behalf of other affiliated partnerships, acquires equipment subject to associated debt obligations and lease agreements and allocates a participation in the cost, debt and lease revenue to the various partnerships based on certain risk factors.

The Partnership’s share of the cost of the equipment in which it participates with other partnerships at September 30, 2013 was approximately $7,385,000 and is included in the Partnership’s equipment on its balance sheet. The total cost of the equipment shared by the Partnership with other partnerships at September 30, 2013 was approximately $16,356,000. The Partnership’s share of the outstanding debt associated with this equipment at September 30, 2013 was approximately $151,000 and is included in the Partnership’s notes payable on its balance sheet. The total outstanding debt related to the equipment shared by the Partnership at September 30, 2013 was approximately $303,000.

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

As the Partnership and the other programs managed by the General Partner increase their overall portfolio size, opportunities for shared participation are expected to continue. Sharing in the acquisition of a lease portfolio gives the fund an opportunity to acquire additional assets and revenue streams, while allowing the fund to remain diversified and reducing its overall risk with respect to one portfolio. Thus, total shared equipment and related debt should continue to occur for the remainder of 2013 as the Partnership acquires more equipment for its portfolio.

The following is a schedule of future minimum rentals on non-cancellable operating leases at September 30, 2013:

Three Months ended December 31, 2013	$761,000
Year ended December 31, 2014	1,833,000
Year ended December 31, 2015	647,000
Year ended December 31, 2016	39,000
$3,280,000

The following lists the components of the net investment in direct financing leases at September 30, 2013:
Amount
Total minimum lease payments to be received	$14,000
Estimated residual value of leased equipment (unguaranteed)	2,000
Less: unearned income	(2,000)
Net investment in direct finance leases	$14,000

Our finance lease customers operate in various industries, and we have no significant customer concentration in any one industry. We assess credit risk for all of our customers, including those that lease under finance leases. This credit risk is assessed using an internally developed model which incorporates credits scores from third party providers and our own customer risk ratings and is periodically reviewed. Our internal ratings are weighted based on the industry that the customer operates in. Factors taken into consideration when assessing risk includes both general and industry specific qualitative and quantitative metrics. We separately take in to consideration payment history, open lawsuits, liens and judgments. Typically, we will not extend credit to a company that has been in business for less than 5 years or that has filed for bankruptcy within the same period. Our internally based model may classify a company as high risk based on our analysis of their audited financial statements. Additional considerations of high risk may include history of late payments, open lawsuits and liens or judgments. In an effort to mitigate risk, we typically require deposits from those in this category. The following table presents the credit risk profile, by creditworthiness category, of our direct finance lease receivables at September 30, 2013:

Risk Level	Percent of Total
Low	-%
Moderate-Low	-%
Moderate	-%
Moderate-High	100%
High	-%
Net finance lease receivable	100%

As of September 30, 2013 we determined that we did not have a need for an allowance for uncollectible accounts associated with any of our finance leases, as the customer payment histories with us, associated with these leases, has been positive, with no late payments.

The following is a schedule of future minimum rentals on noncancelable direct financing leases at September 30, 2013:

Amount
Three Months ended December 31, 2013	$1,000
Year ended December 31, 2014	4,000
Year ended December 31, 2015	4,000
Year ended December 31, 2016	4,000
Year ended December 31, 2017	1,000
$14,000

During June 2013, CCC, on behalf of the Partnership, negotiated a settlement with a significant lessee related to the buy-out of several operating and finance leases. The Partnership received consideration of approximately $386,000 as a result of the settlement. Through the settlement, the Partnership reduced its lease income receivable by approximately $269,000 during the nine months ended September 30, 2013. The consideration for the buyout of equipment under operating leases was approximately $60,000 which resulted in a net loss of equipment that was subject to operating leases of approximately $116,000 for the nine months ended September 30, 2013. As consideration for the buyout of its finance leases, the Partnership applied payments from the lessee of approximately $57,000 which resulted in a decrease in the net investment in financing receivables of approximately $56,000 and recorded a related gain of approximately $1,000 during the nine months ended September 30, 2013.

4. Related Party Transactions

Receivables/Payables

As of September 30, 2013, the Partnership’s related party receivables and payables are short term, unsecured, and non-interest bearing.

Nine months ended September 30,	2013	2012

Reimbursable expenses
Reimbursable expenses, which are charged to the Partnership by CCC in connection with the administration and operation of the Partnership, are allocated to the Partnership based upon several factors including, but not limited to, the number of investors, compliance issues, and the number of existing leases.	$662,000	$776,000

Equipment acquisition fee
The General Partner earned an equipment acquisition fee of 4% of the purchase price of each item of equipment purchased as compensation for the negotiation of the acquisition of the equipment and lease thereof or sale under a conditional sales contract.	$20,000	$68,000

Equipment management fee
The General Partner is entitled to be paid a monthly fee equal to the lesser of (i) the fees which would be charged by an independent third party for similar services for similar equipment or (ii) the sum of (a) two percent of (1) the gross lease revenues attributable to equipment which is subject to full payout net leases which contain net lease provisions plus (2) the purchase price paid on conditional sales contracts as received by the Partnership and (b) 5% of the gross lease revenues attributable to equipment which is subject to operating and capital leases.	$162,000	$249,000

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
Equipment liquidation fee
With respect to each item of equipment sold by the General Partner (other than in connection with a conditional sales contract), a fee equal to the lesser of (i) 50% of the competitive equipment sale commission or (ii) three percent of the sales price for such equipment is payable to the General Partner. The payment of such fees is subordinated to the receipt by the limited partners of (i) the return of their net capital contributions and 10% per annum cumulative return, compounded daily, on adjusted capital contributions and (ii) the net disposition proceeds from such sale in accordance with the Partnership Agreement. Such fee will be reduced to the extent any liquidation or resale fees are paid to unaffiliated parties. During the nine months ended September 30, 2013 and 2012, the General Partner earned but waived approximately $2,000 and $0 of equipment liquidation fees, respectively.
	$7,000	$18,000

5. Notes Payable

Notes payable consisted of the following approximate amounts:

	September 30, 2013	December 31, 2012
Installment notes payable to banks; interest rate of 7.50%, due in monthly installments of $10,665, including interest with final payment in April 2013	$-	$42,000

Installment note payable to banks; interest rate of 5.25%, due in monthly installments of $7,441, including interest, with final payment in July 2014	72,000	136,000

Installment note payable to banks; interest rate of 4.23%, due in quarterly installments of $10,311 including interest, with final payment in September 2015	79,000	117,000
	$151,000	$295,000

The notes are secured by specific equipment with a carrying value of approximately $245,000 as of September 30, 2013 and are nonrecourse liabilities of the Partnership. As such, the notes do not contain any financial debt covenants with which we must comply on either an annual or quarterly basis. Aggregate maturities of notes payable for each of the periods subsequent to September 30, 2013 are as follows:

Amount
Three months ending December 31, 2013	$31,000
Year ended December 31, 2014	90,000
Year ended December 31, 2015	30,000
$151,000

6. Supplemental Cash Flow Information

Other noncash activities included in the determination of net loss are as follows:

Nine months ended September 30,	2013	2012
Lease revenue net of interest expense on notes payable realized as a result of direct payment of principal by lessee to bank	$144,000	$309,000

No interest or principal on notes payable was paid by the Partnership because direct payment was made by lessee to the bank in lieu of collection of lease income and payment of interest and principal by the Partnership.

Noncash investing and financing activities include the following:

Nine months ended September 30,	2013	2012
Equipment acquisition fees earned by General Partner upon purchase of equipment from prepaid acquisition fees	$-	$68,000
Residual value of equipment associated with finance leases that were reclassified to equipment after the finance leases had reached their full term	$-	$4,000

During the nine months ended September 30, 2013 and 2012, the Partnership wrote-off fully amortized acquisition and finance fees of approximately $263,000 and $487,000, respectively.

During the nine months ended September 30, 2013 and 2012, the Partnership wrote-off fully reserved lease income receivable of approximately $408,000 and $0, respectively.

During the nine months ended September 30, 2013 and 2012, the Partnership wrote-off credit losses against the net investment in finance leases of approximately $8,000 and $0, respectively.

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

Regulatory Activities

In August 2012 the staff of the U.S. Securities and Exchange Commission raised a question with Commonwealth Capital Corp. (“Commonwealth”), the sponsor of our funds, regarding the interpretation and application of the term “control person.”  The term affected the scope of the reimbursement to Commonwealth of certain expenses incurred for the funds.  The staff was concerned that some investors may not have understood the meaning and methodology used by the funds.  Commonwealth worked with the staff to assure that our disclosure was clarified. Commonwealth Income and Growth Fund, Inc., the General Partner of the funds, entered into a settlement with the SEC in September 2013 of approximately $200,000 that is being paid to several of the Funds. The Partnership’s portion of the settlement is approximately $40,000, which was recorded as a reduction in expenses in the condensed statement of operations during the nine months ended September 30, 2013 in accordance with the accounting guidance in FASB ASC 605-50.

On May 3, 2013, the FINRA Department of Enforcement filed a complaint naming CCSC and the owner of the firm, Kimberly Springsteen-Abbott, as respondents. The complaint alleges that Ms. Springsteen-Abbott approved misallocation of certain expenses to the funds.  On October 22, 2013, FINRA filed an amended complaint that dropped the allegations against CCSC and reduced the scope of the allegations against Kimberly Springsteen-Abbott.  Management believes that the expenses at issue include amounts that were proper and were properly allocated to funds, and expenses that had been allocated in error but were previously adjusted and repaid to the affected funds when they were identified. CCSC and Ms. Springsteen-Abbott deny the allegations and intend to vigorously defend the proceeding. In addition, to avoid any future issues concerning the allocation of expenses, Commonwealth has implemented new procedures to better monitor the allocation of expenses, which procedures have been in effect since 2012. Management believes that resolution of the charge will not result in any material adverse financial impact on the Funds, but no assurance can be provided until the proceeding is resolved.

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

INDUSTRY OVERVIEW

The Equipment Lease Finance Association (“ELFA”) Monthly Leasing and Finance Index which reports economic activity for the $725 billion equipment finance sector, showed overall new business volume for the 3rd quarter increased 6% relative to the same period of 2012.  Credit quality continued to improve as the rate of receivables aged in excess of 30 days decreased to below 1.8% from the same period last year. Additionally, charge-offs remain slightly above the all-time low of 0.3%.  More than 56% of ELFA reporting members reported submitting more transactions for approval during the month of June.  According to the Equipment Lease Foundation, growth for 2013 is forecast at 2.9%.

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

REVENUE RECOGNITION

Through September 30, 2013, the Partnership’s lease portfolio consisted of operating and finance leases. For operating leases, lease revenue is recognized on a straight-line basis in accordance with the terms of the lease agreements.

Finance lease interest income is recorded over the term of the lease using the effective interest method. For finance leases, we record, at lease inception, unearned finance lease income which is calculated as follows: total lease payments, plus any residual values and initial direct costs, less the cost of the leased equipment.

Upon the end of the lease term, if the lessee has not met the return conditions as set out in the lease, the Partnership is entitled, in certain cases, to additional compensation from the lessee. The Partnership’s accounting policy for recording such payments is to treat them as revenue.

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

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash

Our primary sources of cash for the nine months ended September 30, 2013 were cash provided by operating activities of approximately $2,422,000, net proceeds from the sale of equipment of approximately $284,000 and net proceeds from the sale of finance leases of approximately $56,000, compared to the nine months ended September 30, 2012 where our primary sources of cash were provided by operating activities of approximately $3,319,000, net proceeds from the sale of equipment of approximately $574,000 and from payments due on finance leases of approximately $80,000.

Our primary uses of cash for the nine months ended September 30, 2013 were for the purchase of new equipment of approximately $513,000, distributions to partners of approximately $2,694,000, redemptions of approximately $40,000, equipment acquisition fees paid to the General Partner of approximately $20,000 and for the purchase of finance leases of approximately $14,000. For the nine months ended September 30, 2012, capital expenditures were approximately $2,183,000, distributions to partners were approximately $2,706,000 and redemptions of were approximately $81,000.

Cash was provided by operating activities for the nine months ended September 30, 2013 of approximately $2,422,000, which includes a net loss of approximately $532,000, net loss on the sale of equipment of approximately $69,000 and depreciation and amortization expenses of approximately $2,881,000. Other noncash activities included in the determination of net loss include direct payments to banks by lessees of approximately $144,000. For the nine months ended September 30, 2012, cash was provided by operating activities of approximately $3,319,000, which includes a net loss of approximately $336,000 and depreciation and amortization expenses of approximately $4,140,000. Other noncash activities included in the determination of net loss include direct payments to banks by lessees of approximately $309,000 and bad debt expense of approximately $77,000.

As we continue to increase the size of our equipment portfolio in this phase of the operating cycle, operating expenses may increase, which reflects the administrative costs of servicing the portfolio, but because of our investment strategy of leasing equipment primarily through triple-net leases, we avoid operating expenses related to equipment maintenance or taxes.

CCC, on our behalf and on behalf of other affiliated partnerships, acquires equipment subject to associated debt obligations and lease revenue and allocates a participation in the cost, debt and lease revenue to the various partnerships based on certain risk factors. Capital expenditures and distributions are expected to continue to increase overall during the remainder of 2013 as management focuses on additional equipment acquisitions and funding limited partner distributions. We intend to invest approximately $1,000,000 in additional equipment during the remainder of 2013, primarily through debt financing.

We consider cash equivalents to be highly liquid investments with an original maturity of 90 days or less.

At September 30, 2013, cash was held in three accounts maintained at one financial institution with an aggregate balance of approximately $345,000. Bank accounts are federally insured up to $250,000 by the FDIC. At September 30, 2013, the total cash balance was as follows:

At September 30, 2013	Balance
Total bank balance	$345,000
FDIC insured	(250,000)
Uninsured amount	$95,000

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

The Partnership’s investment strategy of acquiring equipment and generally leasing it under triple-net leases to operators who generally meet specified financial standards minimizes our operating expenses. As of September 30, 2013, the Partnership had future minimum rentals on non-cancelable operating leases of approximately $761,000 for the balance of the year ending December 31, 2013 and approximately $2,519,000 thereafter. As of September 30, 2013, the Partnership had future minimum rentals on non-cancelable finance leases of approximately $1,000 for the balance of the year ending December 31, 2013 and approximately $13,000 thereafter.

During June 2013, CCC, on behalf of the Partnership, negotiated a settlement with a significant lessee related to the buy-out of several operating and finance leases. The Partnership received consideration of approximately $386,000 as a result of the settlement.

As of September 30, 2013, our non-recourse debt was approximately $151,000 with interest rates ranging from 4.23% to 5.25% and will be payable through September 2015.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2013 compared to Three Months Ended September 30, 2012

Lease Revenue

Our lease revenue decreased to approximately $890,000 for the three months ended September 30, 2013, from approximately $1,506,000 for the three months ended September 30, 2012. This decrease was primarily due to fewer acquisitions of new leases during the three months ended September 30, 2013 compared to the termination of leases.

The Partnership had 106 active operating leases that generated lease revenue of approximately $890,000 for the three months ended September 30, 2013. The Partnership had 280 active operating leases that generated lease revenue of approximately $1,506,000 for the three months ended September 30, 2012. Lease volume decreased during the three months ended September 30, 2013 as compared to the three months ended September 30, 2012 due to the buy-out of operating leases as discussed in Note 3 to the condensed financial statements, partially offset by additions of new leases into the Partnership. Management expects to continue to add new leases to the Partnership’s portfolio throughout 2013.

Sale of Equipment

We sold equipment, held under operating leases, with a net book value of approximately $164,000 for a net gain of approximately $10,000 for the three months ended September 30, 2013. This compares to the three months ended September 30, 2012, when we sold equipment, held under operating leases, with a net book value of approximately $199,000 for a net gain of approximately $44,000. The increase in net gain is primarily due to more profitable sales to third parties since some equipment sold had no net book value at the time of the sale.

Operating Expenses

Our operating expenses, excluding depreciation, primarily consist of accounting and legal fees, outside service fees and reimbursement of expenses to CCC for administration and operation of the Partnership. These expenses decreased to approximately $185,000 for the three months ended September 30, 2013, from approximately $270,000 for the three months ended September 30, 2012. This decrease is primarily attributable to decreases in reimbursable, administrative, remarketing, office, and storage expenses due to the decrease in the overall equipment portfolio, primarily attributable to the buy-out of operating leases as discussed in Note 3 to the condensed financial statements.

SEC Restitution Settlement

During the three months ended September 30, 2013, the Partnership recorded approximately $40,000 related to the SEC settlement as a reduction of its expenses and corresponding receivable from the General Partner in accordance with the applicable accounting guidance. See Note 7 of the condensed financial statements for further discussion. The matter was settled in September 2013 with the General Partner neither admitting nor denying the findings. The General Partner will remit the $40,000 to the Partnership in equal installments over the next 12 months, which began in October 2013.

Equipment Management Fees

We pay an equipment management fee to our general partner for managing our equipment portfolio. The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases and approximately 2% of the gross lease revenue attributable to equipment that is subject to direct financing leases. The equipment management fee decreased to approximately $45,000 for the three months ended September 30, 2013 from approximately $76,000 for the three months ended September 30, 2012, which is consistent with the decrease in lease revenue.

Depreciation and Amortization Expense

Depreciation and amortization expenses consist of depreciation on equipment and amortization of equipment acquisition fees. These expenses decreased to approximately $740,000 for the three months ended September 30, 2013, from approximately $1,357,000 for the three months ended September 30, 2012. This decrease was due to the higher frequency in the termination of leases and equipment being fully depreciated as compared to the acquisition of new leases for the three months ended September 30, 2013, partially due to the buy-out of operating leases as discussed in Note 3 to the condensed financial statements.

Net Income (Loss)

For the three months ended September 30, 2013, we recognized revenue of approximately $904,000 and expenses of approximately $932,000, resulting in a net loss of approximately $28,000. For the three months ended September 30, 2012, we recognized revenue of approximately $1,561,000 and expenses of approximately $1,734,000, resulting in a net loss of approximately $173,000. This change in net loss is due to the changes in revenue and expenses as described above.

Nine Months Ended September 30, 2013 compared to Nine Months Ended September 30, 2012

Lease Revenue

Our lease revenue decreased to approximately $3,231,000 for the nine months ended September 30, 2013, from approximately $4,941,000 for the nine months ended September 30, 2012. This decrease was primarily due to fewer acquisitions of new leases during the six months ended June 30, 2013 compared to the termination of leases.

The Partnership had 256 active operating leases that generated lease revenue of approximately $3,231,000 for the nine months ended September 30, 2013. The Partnership had 313 active operating leases that generated lease revenue of approximately $4,941,000 for the nine months ended September 30, 2012. Lease volume decreased during the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012 due to the buy-out of operating leases as discussed in Note 3 to the condensed financial statements, partially offset by additions of new leases into the Partnership. Management expects to continue to add new leases to the Partnership’s portfolio throughout 2013, primarily through debt financing.

Sale of Equipment

We sold equipment, held under operating leases, with a net book value of approximately $353,000 for a net loss of approximately $69,000 for the nine months ended September 30, 2013. This compares to the nine months ended September 30, 2012, when we sold equipment, held under operating leases, with a net book value of approximately $491,000 for a net gain of approximately $83,000. The increase in net loss is primarily due to the buy-out as described in Note 3 to the condensed financial statements.

Operating Expenses

Our operating expenses, excluding depreciation, primarily consist of accounting and legal fees, outside service fees and reimbursement of expenses to CCC for administration and operation of the Partnership. These expenses decreased to approximately $703,000 for the nine months ended September 30, 2013, from approximately $894,000 for the nine months ended September 30, 2012. This decrease is primarily attributable to decreases in reimbursable, administrative, remarketing, office, and storage expenses due to the decrease in the overall equipment portfolio, primarily attributable to the buy-out of operating leases as discussed in Note 3 to the condensed financial statements.

SEC Restitution Settlement

During the nine months ended September 30, 2013, the Partnership recorded approximately $40,000 related to the SEC settlement as a reduction of its expenses and corresponding receivable from the General Partner in accordance with the applicable accounting guidance. See Note 7 of the condensed financial statements for further discussion. The matter was settled in September 2013 with the General Partner neither admitting nor denying the findings. The General Partner will remit the $40,000 to the Partnership in equal installments over the next 12 months, which began in October 2013.

Equipment Management Fees

We pay an equipment management fee to our general partner for managing our equipment portfolio. The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases and approximately 2% of the gross lease revenue attributable to equipment that is subject to direct financing leases. The equipment management fee decreased to approximately $162,000 for the nine months ended September 30, 2013 from approximately $249,000 for the nine months ended September 30, 2012, which is consistent with the decrease in lease revenue.

Depreciation and Amortization Expense

Depreciation and amortization expenses consist of depreciation on equipment and amortization of equipment acquisition fees. These expenses decreased to approximately $2,881,000 for the nine months ended September 30, 2013, from approximately $4,140,000 for the nine months ended September 30, 2012. This decrease was due to the higher frequency in the termination of leases and equipment being fully depreciated as compared to the acquisition of new leases for the nine months ended September 30, 2013, partially due to the buy-out of operating leases as discussed in Note 3 to the condensed financial statements.

Net Income (Loss)

For the nine months ended September 30, 2013, we recognized revenue of approximately $3,251,000 and expenses of approximately $3,783,000, resulting in a net loss of approximately $532,000. For the nine months ended September 30, 2012, we recognized revenue of approximately $5,043,000 and expenses of approximately $5,379,000, resulting in a net loss of approximately $336,000. This change in net loss is due to the changes in revenue and expenses as described above.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

N/A

Item 4. Controls and Procedures

Our management, under the supervision and with the participation of the General Partner’s Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures related to our reporting and disclosure obligations as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, the General Partner’s Chief Executive Officer and Principal Financial Officer have concluded that, as of September 30, 2013, our disclosure controls and procedures are effective in ensuring that information relating to us which is required to be disclosed in our periodic reports filed or submitted under the Securities Exchange Act of 1934 is (a) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (b) accumulated and communicated to management, including the General Partner’s Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There were no changes in the Partnership’s internal control over financial reporting during the third quarter of 2013 that have materially affected or are reasonably likely to materially affect its internal control over financial reporting.

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

Regulatory Activities

In August 2012 the staff of the U.S. Securities and Exchange Commission raised a question with Commonwealth Capital Corp. (“Commonwealth”), the sponsor of our funds, regarding the interpretation and application of the term “control person.”  The term affected the scope of the reimbursement to Commonwealth of certain expenses incurred for the funds.  The staff was concerned that some investors may not have understood the meaning and methodology used by the funds.  Commonwealth worked with the staff to assure that our disclosure was clarified. Commonwealth Income and Growth Fund, Inc., the General Partner of the funds, entered into a settlement with the SEC in September 2013 of approximately $200,000 that is being paid to several of the Funds. The Partnership’s portion of the settlement is approximately $40,000, which was recorded as a reduction in expenses in the condensed statement of operations during the nine months ended September 30, 2013.

On May 3, 2013, the FINRA Department of Enforcement filed a complaint naming CCSC and the owner of the firm, Kimberly Springsteen-Abbott, as respondents. The complaint alleges that Ms. Springsteen-Abbott approved misallocation of certain expenses to the funds.  On October 22, 2013, FINRA filed an amended complaint that dropped the allegations against CCSC and reduced the scope of the allegations against Kimberly Springsteen-Abbott.  Management believes that the expenses at issue include amounts that were proper and were properly allocated to funds, and expenses that had been allocated in error but were previously adjusted and repaid to the affected funds when they were identified. CCSC and Ms. Springsteen-Abbott deny the allegations and intend to vigorously defend the proceeding. In addition, to avoid any future issues concerning the allocation of expenses, Commonwealth has implemented new procedures to better monitor the allocation of expenses, which procedures have been in effect since 2012. Management believes that resolution of the charge will not result in any material adverse financial impact on the Funds, but no assurance can be provided until the proceeding is resolved.

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

COMMONWEALTH INCOME & GROWTH FUND VI
BY: COMMONWEALTH INCOME & GROWTH FUND, INC., General Partner
November 14, 2013	By: /s/ Kimberly A. Springsteen-Abbott
Date	Kimberly A. Springsteen-Abbott
Chief Executive Officer Commonwealth Income & Growth Fund, Inc.

November 14, 2013	By: /s/ Lynn A. Franceschina
Date	Lynn A. Franceschina
Executive Vice President, Chief Operating Officer