Form 10-K
period 2013-12-31
Commonwealth Income & Growth Fund VI
filed 2014-03-31
CIK 1351901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED) FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013 or

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
DECEMBER 31, 2013

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

During the year ended December 31, 2013 limited partners redeemed 4,774 units of the partnership for a total redemption price of approximately $40,000 in accordance with the terms of the limited partnership agreement. During the year ended December 31, 2012 limited partners redeemed 7,633 units of the partnership for a total redemption price of approximately $81,000 in accordance with the terms of the limited partnership agreement.

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

As of December 31, 2013, all equipment purchased by the Partnership is subject to an operating lease or a finance lease. The Partnership may also engage in sale/leaseback transactions, pursuant to which the Partnership would purchase equipment from companies that would then immediately lease the equipment from the Partnership. The Partnership may also purchase equipment which is leased under full payout net leases or sold under conditional sales contracts at the time of acquisition or the Partnership may enter into a full payout net lease or conditional sales contract with a third party when the Partnership acquires an item of equipment.

The Partnership may enter into arrangements with one or more manufacturers pursuant to which the Partnership purchases equipment that has previously been leased directly by the manufacturer to third parties (“vendor leasing agreements”). The Partnership and manufacturers may agree to obtain non-recourse loans from the manufacturers, to finance the acquisition of equipment. Such loans would be secured only by the specific equipment financed and the receivables due to the manufacturers from users of such equipment. It is expected that the manufacturers of equipment will provide maintenance, remarketing and other services for the equipment subject to such agreements. As of December 31, 2013, the Partnership has entered into one such agreement.

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

DIVERSIFICATION

Diversification is generally desirable to minimize the effects of changes in specific industries, local economic conditions or similar risks. However, the extent of the Partnership’s diversification, in the aggregate and within each category of equipment, depends in part upon the financing which can be assumed by the Partnership or borrowed from third parties on satisfactory terms. The Partnership’s policy not to borrow on a recourse basis will further limit its financing options. Diversification also depends on the availability of various types of equipment. For the year ended December 31, 2013, the Partnership has acquired a diversified equipment portfolio, which it has leased to 41 different companies located throughout the United States.

The equipment types comprising the portfolio at December 31, 2013 are as follows:

Equipment Type	Approximate %
Datacom	4%
High Vol & Spec Printers	2%
Industrial Precision	2%
Inventory Control Systems	7%
Laptops/Desktops	8%
Medical	1%
Multifunction Centers	30%
Servers	33%
Storage	8%
Wireless Protocol Verification	4%
Workstations	1%

Total	100%

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

The Partnership’s policy is to generally enter into “triple net leases” (or the equivalent, in the case of a conditional sales contract) which typically provide that the lessee or some other party bear the risk of physical loss of the equipment; pay taxes relating to the lease or use of the equipment; maintain the equipment; indemnify the Partnership-lessor against any liability suffered by the Partnership as the result of any act or omission of the lessee or its agents; maintain casualty insurance in an amount equal to the greater of the full value of the equipment and a specified amount set forth in the lease; and maintain liability insurance naming the Partnership as an additional insured with a minimum coverage which the General Partner deems appropriate. In addition, the Partnership may purchase “umbrella” insurance policies to cover excess liability and casualty losses, to the extent deemed practicable and advisable by the General Partner. As of December 31, 2013, all leases that have been entered into are “triple net leases”.

The terms and conditions of the Partnership’s leases, or conditional sales contracts, are each determined by negotiation and may impose substantial obligations upon the Partnership. Where the Partnership assumes maintenance or service obligations, the General Partner generally causes the Partnership to enter into separate maintenance or service agreements with manufacturers or certified maintenance organizations to provide such services. Such agreements generally require annual or more frequent adjustment of service fees. As of December 31, 2013, the Partnership has not entered into any such agreements.

Remarketing fees will be paid to the leasing companies from which the Partnership purchases leases. These are fees that are earned by the leasing companies when the initial terms of the lease have been met. The General Partner believes that this strategy adds value since it entices the leasing company to remain actively involved with the lessees and encourages potential extensions, remarketing or sale of equipment. This strategy is designed to minimize any conflicts the leasing company may have with a new lessee and may assist in maximizing overall portfolio performance. The remarketing fee is tied into lease performance thresholds and is a factor in the negotiation of the fee. Remarketing fees incurred in connection with lease extensions are accounted for as operating costs. Remarketing fees incurred in connection with the sale of equipment are included in the gain or loss calculations. For the years ended December 31, 2013 and 2012, approximately $32,000 and $167,000 of remarketing fees were incurred, respectively. For the years ended December 31, 2013 and 2012, approximately $0 and $157,000 of remarketing fees were paid with cash or netted against receivables due from such parties, respectively.

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

BORROWING POLICIES

The General Partner, at its discretion, may cause the Partnership to incur debt in the maximum aggregate amount of 30% of the aggregate cost of the equipment owned by the Partnership, or subject to conditional sales contracts. The Partnership will incur only non-recourse debt that is secured by equipment and lease income therefrom. Such leveraging permits the Partnership to increase the aggregate amount of its depreciable assets, and, as a result, potentially increases both its lease revenues and its federal income tax deductions above the levels that would be achieved without leveraging. There is no limit on the amount of debt that may be incurred in connection with the acquisition of any single item of equipment. Any debt incurred is fully amortized over the term of the initial lease or conditional sales contract to which the equipment securing the debt is subject. The precise amount borrowed by the Partnership depends on a number of factors, including the types of equipment acquired by the Partnership; the creditworthiness of the lessee; the availability of suitable financing; and prevailing interest rates. There can be no assurance that credit will be available to the Partnership in the amount or at the time desired or on terms considered reasonable by the General Partner. As of December 31, 2013, the Partnership’s aggregate nonrecourse outstanding debt of approximately $174,000 was approximately 1% of the aggregate cost of the equipment owned. The notes are secured by specific equipment with a carrying value of approximately $286,000 and are nonrecourse liabilities of the Partnership.

The Partnership may purchase some items of equipment without leverage. If the Partnership purchases an item of equipment without leverage and thereafter suitable financing becomes available, it may then obtain the financing, secure the financing with the purchased equipment and invest any proceeds from such financing in additional items of equipment. Any such financing will be on terms consistent with the terms applicable to borrowings generally. During 2013, the Partnership did not enter into any such agreements.

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

Loan agreements may also require that the Partnership maintain certain reserves or compensating balances and may impose other obligations upon the Partnership. Moreover, since a significant portion of the Partnership’s revenues from the leasing of equipment will be reserved for repayment of debt, the use of financing reduces the cash, which might otherwise be available for distributions until the debt has been repaid and may reduce the Partnership’s cash flow over a substantial portion of the Partnership’s operating life. As of December 31, 2013 the Partnership had not entered into any such agreements.

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

REFINANCING POLICIES

Subject to the limitations set forth in “Borrowing Policies” above, the Partnership may refinance its debt from time to time. With respect to a particular item of equipment, the General Partner will take into consideration such factors as the amount of appreciation in value, if any, to be realized, the possible risks of continued ownership, and the anticipated advantages to be obtained for the Partnership, as compared to selling such equipment. As of December 31, 2013, the Partnership has not entered into any debt refinancing transactions.

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

Through March 4, 2014, the Partnership has purchased, or has made the commitment to purchase, the following equipment:

Lessee	Equipment Category	Purchased Term	Pro-rated Purchase Price
Aerojet-General Corp.	Small HP Servers	36	$ 38,162.64
Aerojet-General Corp.	Dell Servers	36	$ 98,770.20
Aerojet-General Corp.	Industrial Precision	36	$ 165,328.50
Aerojet-General Corp.	Multifunction Centers	36	$ 73,399.27
Aetna Life Insurance Co.	High End IBM Servers	36	$ 903,621.00
Aetna Life Insurance Co.	High End IBM Servers	36	$ 575,832.31
Aetna Life Insurance Co.	Blade Servers	36	$ 81,681.84
Aetna Life Insurance Co.	Blade Servers	36	$ 434,759.08
Agility Logistics Corp	Oce Multifunction Centers	13	$ 7,996.86
Aircom International, Inc.	Wireless Protocol Verification	36	$ 213,441.12
Aircom International, Inc.	Wireless Protocol Verification	36	$ 435,461.52
Allegheny Energy	Small IBM Servers	12	$ 60,894.00
Allegheny Energy	Small IBM Servers	12	$ 4,447.20
Allegheny Energy	Small IBM Servers	12	$ 8,251.80
Allegheny Energy	Small IBM Servers	12	$ 4,951.08
Alliant Techsystems, Inc.	Blade Servers	36	$ 400,698.17
Alliant Techsystems, Inc.	Laptops	7	$ 11,173.64
Alliant Techsystems, Inc.	Laptops	5	$ 33,019.78
Alliant Techsystems, Inc.	Digital Storage	36	$ 322,855.90
Alliant Techsystems, Inc.	Dell Servers	12	$ 8,556.42
Alliant Techsystems, Inc.	Blade Servers	36	$ 115,186.82
Alliant Techsystems, Inc.	Desktops - Tier 1	12	$ 8,493.86
Alliant Techsystems, Inc.	High Vol & Spec Printers	36	$ 290,896.32
Alliant Techsystems, Inc.	Industrial Precision	36	$ 94,435.88
Alliant Techsystems, Inc.	Engineering Workstations	6	$ 30,369.94
Alliant Techsystems, Inc.	Desktops - Tier 1	11	$ 111,327.26
Alliant Techsystems, Inc.	Laptops	12	$ 28,434.40
Alliant Techsystems, Inc.	Laptops	12	$ 497,847.52
American Laser Skincare, LLC	Medical	36	$ 223,598.85
American Reprographics Company, L.L.C.	Multifunction Centers	36	$ 4,595.00
American Reprographics Company, L.L.C.	Canon Multifunction Centers	36	$ 11,345.00
American Reprographics Company, L.L.C.	Canon Multifunction Centers	36	$ 414.00
American Reprographics Company, L.L.C.	Multifunction Centers	48	$ 5,257.00
American Reprographics Company, L.L.C.	Multifunction Centers	48	$ 5,166.00
American Reprographics Company, L.L.C.	Multifunction Centers	48	$ 13,932.00
American Reprographics Company, L.L.C.	Multifunction Centers	48	$ 3,903.00
American Reprographics Company, L.L.C.	Multifunction Centers	48	$ 4,903.00
American Reprographics Company, L.L.C.	Konica Multifunction Centers	48	$ 66,031.00
Cargill, Inc	Canon Multifunction Centers	36	$ 214,445.00
Cargill, Inc	Canon Multifunction Centers	36	$ 191,505.00
Cargill, Inc	Canon Multifunction Centers	36	$ 95,166.00
Cargill, Inc	Canon Multifunction Centers	36	$ 28,570.00
Cargill, Inc	Canon Multifunction Centers	36	$ 86,538.35
Cargill, Inc	Canon Multifunction Centers	36	$ 110,676.00
Cargill, Inc	Canon Multifunction Centers	36	$ 212,616.94
Cargill, Inc	Canon Multifunction Centers	36	$ 146,188.00
Cargill, Inc	Canon Multifunction Centers	36	$ 35,085.00
Cargill, Inc	Canon Multifunction Centers	36	$ 129,200.00
Cargill, Inc	Canon Multifunction Centers	36	$ 101,469.00
Cargill, Inc	Canon Multifunction Centers	36	$ 183,978.00
Cargill, Inc	Canon Multifunction Centers	36	$ 149,444.96
Cargill, Inc	Canon Multifunction Centers	36	$ 75,504.00
Cargill, Inc	Canon Multifunction Centers	36	$ 271,224.00
Cargill, Inc	Canon Multifunction Centers	36	$ 287,585.00
Charleston Area Medical Center	Konica Multifunction Centers	37	$ 11,107.45
Charleston Area Medical Center	Konica Multifunction Centers	37	$ 12,713.77
Community Hospital of Long Beach	Digital Storage	36	$ 47,597.69
Cummins Inc.	High End Sun Servers	12	$ 443,066.60
Cummins Inc.	Blade Servers	12	$ 34,798.51
Cummins Inc.	Small IBM Servers	12	$ 55,432.12
Cummins Inc.	Small IBM Servers	12	$ 26,479.69
Cummins Inc.	High End Sun Servers	12	$ 22,711.62
Cummins Inc.	High End Sun Servers	12	$ 42,576.45
Cummins Inc.	High End Sun Servers	12	$ 317,899.12
Cummins Inc.	Small IBM Servers	12	$ 18,667.04
Cummins Inc.	High End Sun Servers	12	$ 121,858.92
Cummins Inc.	Blade Servers	11	$ 1,699.98
Cummins Inc.	High End Sun Servers	12	$ 37,942.27
Cummins Inc.	High End Sun Servers	12	$ 80,335.00
Cummins Inc.	Blade Servers	12	$ 10,425.12
Cummins Inc.	Blade Servers	12	$ 5,629.01
Cummins Inc.	High End Sun Servers	12	$ 93,611.24
Cummins Inc.	High End Sun Servers	12	$ 37,942.27
Cummins Inc.	High End Sun Servers	12	$ 552,827.14
Cummins Inc.	High End Sun Servers	12	$ 149,303.45
Cummins Inc.	Small IBM Servers	12	$ 8,737.51
Cummins Inc.	High End Sun Servers	12	$ 269,114.00
Cummins Inc.	Small IBM Servers	12	$ 82,026.87
Cummins Inc.	Small IBM Servers	12	$ 30,251.36
FedEx Ground Package System, Inc.	Oce Multifunction Centers	15	$ 8,868.86
Firstgroup America	Oce Multifunction Centers	28	$ 9,291.50
Firstgroup America	Oce Multifunction Centers	32	$ 12,998.83
Firstgroup America	Oce Multifunction Centers	30	$ 70,210.20
GE Aviation	Ruggedized Laptops	36	$ 46,509.55
GE Aviation	Ruggedized Laptops	35	$ 46,509.55
GE Aviation	Ruggedized Laptops	35	$ 23,254.78
Geico	Ruggedized Laptops	12	$ 333,873.54
Geico	Digital Storage	12	$ 73,509.49
General Dynamics	Oce Multifunction Centers	30	$ 154,410.72
Health Care Service Corporation	Digital Storage	36	$ 455,195.65
IST Management Services	Konica Multifunction Centers	36	$ 12,162.48
L-3 Communications Global Security & Engineering Solutions	Konica Multifunction Centers	12	$ 24,672.78
Liberty Mutual Insurance	Oce Multifunction Centers	11	$ 7,380.39
Liberty Mutual Insurance	Oce Multifunction Centers	31	$ 49,336.51
Liberty Mutual Insurance	Oce Multifunction Centers	32	$ 23,900.23
Liberty Mutual Insurance	Oce Multifunction Centers	33	$ 24,462.46
Liberty Mutual Insurance	Oce Multifunction Centers	36	$ 13,073.26
Liberty Mutual Insurance	Oce Multifunction Centers	29	$ 16,259.54
Liberty Mutual Insurance	Oce Multifunction Centers	30	$ 14,622.06
Liberty Mutual Insurance	Oce Multifunction Centers	31	$ 20,052.76
Liberty Mutual Insurance	Oce Multifunction Centers	32	$ 8,865.87
Marriott International	Datacom - Other	28	$ 344,135.00
Marriott International	Digital Storage	35	$ 432,000.00
Marriott International	Datacom - Other	36	$ 314,823.48
Merck Sharp & Dohme Corp.	Midrange HP Servers	36	$ 85,785.39
Motorola, Inc	Ricoh Multifunction Centers	36	$ 186,300.49
Motorola, Inc	Ricoh Multifunction Centers	36	$ 9,984.65
Motorola, Inc	Ricoh Multifunction Centers	36	$ 361,126.46
Motorola, Inc	Ricoh Multifunction Centers	36	$ 88,481.27
NBC Universal	Graphic Workstations	12	$ 204,738.56
Norfolk Southern Corporation	Oce Multifunction Centers	28	$ 43,223.57
Norfolk Southern Corporation	Oce Multifunction Centers	30	$ 70,441.78
Norfolk Southern Corporation	Oce Multifunction Centers	27	$ 29,868.63
Norfolk Southern Corporation	Oce Multifunction Centers	33	$ 95,826.26
Norfolk Southern Corporation	Oce Multifunction Centers	35	$ 111,484.05
Norfolk Southern Corporation	Oce Multifunction Centers	28	$ 31,710.81
Norfolk Southern Corporation	Oce Multifunction Centers	29	$ 67,079.98
Norfolk Southern Corporation	Oce Multifunction Centers	30	$ 59,698.32
Norfolk Southern Corporation	Oce Multifunction Centers	31	$ 33,203.91
Norfolk Southern Corporation	Oce Multifunction Centers	32	$ 91,011.30
Norfolk Southern Corporation	Oce Multifunction Centers	33	$ 36,663.67
Norfolk Southern Corporation	Oce Multifunction Centers	34	$ 59,026.67
Norfolk Southern Corporation	Oce Multifunction Centers	35	$ 46,530.32
Pitney Bowes, Inc.	Oce Multifunction Centers	31	$ 1,302.18
Raytheon Company	Laptops	36	$ 25,225.50
Raytheon Company	Desktops - Tier 1	36	$ 28,975.00
Royal Caribbean Cruises Ltd., A Liberian Corporation	Konica Multifunction Centers	36	$ 43,266.87
Royal Caribbean Cruises Ltd., A Liberian Corporation	Konica Multifunction Centers	36	$ 22,795.09
Royal Caribbean Cruises Ltd., A Liberian Corporation	Konica Multifunction Centers	36	$ 7,244.02
Royal Caribbean Cruises Ltd., A Liberian Corporation	Konica Multifunction Centers	36	$ 37,679.80
SuperValu, Inc.	Ricoh Multifunction Centers	36	$ 177,971.75
SuperValu, Inc.	Ricoh Multifunction Centers	36	$ 252,005.58
SuperValu, Inc.	Ricoh Multifunction Centers	36	$ 172,196.65
SuperValu, Inc.	Ricoh Multifunction Centers	36	$ 38,660.22
SuperValu, Inc.	Ricoh Multifunction Centers	36	$ 24,349.81
SuperValu, Inc.	Ricoh Multifunction Centers	36	$ 52,585.87
SuperValu, Inc.	Ricoh Multifunction Centers	36	$ 96,700.00
SuperValu, Inc.	Ricoh Multifunction Centers	36	$ 11,098.14
SuperValu, Inc.	Ricoh Multifunction Centers	36	$ 16,242.01
SuperValu, Inc.	Ricoh Multifunction Centers	36	$ 4,123.79
SuperValu, Inc.	Ricoh Multifunction Centers	36	$ 1,189.59
SuperValu, Inc.	Ricoh Multifunction Centers	36	$ 23,139.03
SuperValu, Inc.	Ricoh Multifunction Centers	36	$ 68,410.78
SuperValu, Inc.	Ricoh Multifunction Centers	36	$ 145,447.58
SuperValu, Inc.	Ricoh Multifunction Centers	36	$ 5,784.76
SuperValu, Inc.	Ricoh Multifunction Centers	36	$ 62,013.75
SuperValu, Inc.	Ricoh Multifunction Centers	36	$ 41,410.41
SuperValu, Inc.	Ricoh Multifunction Centers	36	$ 34,121.19
SuperValu, Inc.	Ricoh Multifunction Centers	36	$ 170,743.87
SuperValu, Inc.	Ricoh Multifunction Centers	36	$ 5,228.62
SuperValu, Inc.	Ricoh Multifunction Centers	36	$ 86,694.05
SuperValu, Inc.	Ricoh Multifunction Centers	36	$ 26,675.46
SuperValu, Inc.	Ricoh Multifunction Centers	36	$ 4,123.79
SuperValu, Inc.	Ricoh Multifunction Centers	36	$ 7,760.59
SuperValu, Inc.	Ricoh Multifunction Centers	36	$ 5,784.76
SuperValu, Inc.	Ricoh Multifunction Centers	36	$ 23,160.22
SuperValu, Inc.	Ricoh Multifunction Centers	36	$ 26,969.14
SuperValu, Inc.	Ricoh Multifunction Centers	36	$ 61,813.01
SuperValu, Inc.	Ricoh Multifunction Centers	36	$ 17,060.59
Turner Construction Company	Konica Multifunction Centers	36	$ 18,520.21
Turner Construction Company	Ricoh Multifunction Centers	36	$ 22,810.12
Turner Construction Company	Ricoh Multifunction Centers	36	$ 14,288.84
UGI Utilities	Small IBM Servers	36	$ 24,732.00
United Rentals	Laptops	36	$ 158,378.95
Verso Paper Holdings, LLC	Inventory Control Systems	36	$ 259,080.00
Verso Paper Holdings, LLC	Inventory Control Systems	36	$ 444,310.98
Verso Paper Holdings, LLC	Inventory Control Systems	36	$ 363,849.10
Xerox Services	Industrial Precision	36	$ 5,610.00

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

EMPLOYEES

The Partnership had no employees during 2013 and received administrative and other services from a related party, Commonwealth Capital Corp. (“CCC”), which had 58 employees as of December 31, 2013.

ITEM 1A: RISK FACTORS

NOT APPLICABLE

ITEM 1B: UNRESOLVED STAFF COMMENTS

NONE

ITEM 2: PROPERTIES

NONE

ITEM 3: LEGAL PROCEEDINGS

Allied Health Care Services

As previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2012, management had fully impaired all equipment and reserved for all accounts receivable related to the lease to Allied Health Care Services, Inc. (“Allied”), due to the bankruptcy of Allied and the criminal conviction of its founder for fraud. During 2013, the fully reserved accounts receivable and fully impaired assets were written off. There have been no material changes in the status of Allied’s bankruptcy or in the likelihood of recovering available assets since the date of the Partnership’s annual report. The deadline for the bankruptcy trustee to pursue adversary claims against certain creditors has expired, including extensions. The bankruptcy trustee cannot seek to claim the Partnership's payments received from Allied, therefore the Partnership has no exposure to such potential claims. CCC continues to pursue all of our rights against both Allied and Mr. Schwartz to recover any available assets to the greatest extent possible.

SEC Settlement

In August 2012 the staff of the U.S. Securities and Exchange Commission raised a question with Commonwealth Capital Corp. (“Commonwealth”), the sponsor of our funds, regarding the interpretation and application of the term “control person.” The term affected the scope of the reimbursement to Commonwealth of certain expenses incurred for the funds. The staff was concerned that some investors may not have understood the meaning and methodology used by the funds. Commonwealth worked with the staff to assure that our disclosure was clarified. Commonwealth Income and Growth Fund, Inc., the General Partner of the funds, entered into a settlement with the SEC in September 2013 of approximately $200,000 that is being paid to several of the Funds. The Partnership’s portion of the settlement is approximately $40,000, which was recorded as a reduction in expenses in the condensed statement of operations during the year ended December 31, 2013 in accordance with the accounting guidance in FASB ASC 605-50.

FINRA Review

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

There is no public market for the units nor is it anticipated that one will develop. As of December 31, 2013, there were 1,113 holders of units. The Units are not listed on any exchange or permitted to trade on any over-the-counter market. In addition, there are substantial restrictions on the transferability of units.

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

In order to make a redemption request, Limited Partners will be required to advise the General Partner in writing of such request. Upon receipt of such notification, the Partnership will provide detailed forms and instructions to complete the request. During the year ended December 31, 2013 limited partners redeemed 4,774 units of the partnership for a total redemption price of approximately $40,000 in accordance with the terms of the limited partnership agreement. During the year ended December 31, 2012 limited partners redeemed 7,633 units of the partnership for a total redemption price of approximately $81,000 in accordance with the terms of the limited partnership agreement.

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

Distributions in the following amounts paid to the Limited Partners for the years ended December 31, 2013 and 2012 were as follows:

Quarter Ended	2013	2012
March 31	$889,090	$892,868
June 30	889,049	893,220
September 30	889,049	891,891
December 31	889,049	891,437
	$3,556,237	$3,569,416

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

The Equipment Lease Finance Association (ELFA) Monthly Leasing and Finance Index which reports economic activity for the $827 billion equipment finance sector, showed overall new business volume for 2013 increased 3% relative to the same period of 2012.  Credit quality remained flat as the rate of receivables aged in excess of 30 days increased to 1.8% from the same period last year. Additionally, charge-offs remain unchanged at the all-time low of 0.3%.  More than 56% of ELFA reporting members reported submitting more transactions for approval during the month of December.  According to the Equipment Lease Foundation, growth for 2014 is forecast at 4.0%.

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

Revenue Recognition

For the year ended December 31, 2013, the Partnership’s lease portfolio consisted of operating leases and finance leases. For operating leases, lease revenue is recognized on a straight-line basis in accordance with the terms of the lease agreement.

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

The Partnership evaluates its long-lived assets when events or circumstances indicate that the value of the asset may not be recoverable. The Partnership determines whether impairment exists by estimating the undiscounted cash flows to be generated by each asset. If the estimated undiscounted cash flows are less than the carrying value of the asset then impairment exists. The amount of the impairment is determined based on the difference between the carrying value and the fair value. Fair value is determined based on estimated discounted cash flows to be generated by the asset, third party appraisals or comparable sales of similar assets, as applicable, based on asset type.

Residual values are determined by management and are calculated using information from both internal and external sources, as well as other economic indicators.

Reimbursable Expenses

Reimbursable expenses are comprised of both ongoing operational expenses and fees associated with the allocation of salaries and benefits, referred to as other LP expenses.  Reimbursable expenses, which are charged to us by CCC in connection with our administration and operation, are allocated to us based upon several factors including, but not limited to, the number of investors, compliance issues, and the number of existing leases. For example, if one partnership has more investors than another program sponsored by CCC, then higher amounts of expenses related to investor services, mailing and printing costs will be allocated to that partnership. Also, while a partnership is in its offering stage, higher compliance costs are allocated to it than to a program not in its offering stage, as compliance resources are utilized to review incoming investor suitability and proper documentation. Finally, lease related expenses, such as due diligence, correspondence, collection efforts and analysis staff costs, increase as programs purchase more leases, and decrease as leases terminate and equipment is sold. All of these factors contribute to CCC’s determination as to the amount of expenses to allocate to us or to other sponsored programs. All of our reimbursable expenses are expensed as they are incurred.

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

RESTATEMENT

As discussed elsewhere in this report, management determined that approximately $85,000 of revenue was recognized during the first quarter of 2013, but should have been recognized during December 2012. Management, as of December 31, 2013, has implemented additional procedures and controls and believes that the financial statements in this report are presented fairly, in all material respects, in accordance with US GAAP. Management believes that the additional control procedures will result in effective internal control over financial reporting moving forward. The accompanying financial statements for 2012 have been restated to reflect the corrections. The restatement had no impact on partners' capital at December 31, 2013.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of cash for the year ended December 31, 2013 were from operating activities, which generated approximately $3,092,000, net proceeds from the sale of equipment which were approximately $355,000 and net proceeds from the sale of finance leases related to the buyout of leases by a significant lessee of approximately $56,000. Our primary sources of cash for the year ended December 31, 2012 were from operating activities, which generated approximately $4,351,000, net proceeds from the sale of equipment which were approximately $1,214,000 and payments from finance leases of approximately $95,000.

Our primary use of cash for the year ended December 31, 2013 was for capital expenditures of approximately $561,000, distributions to partners of approximately $3,592,000, purchase of finance leases of approximately $99,000, equipment acquisition fees and initial direct costs paid to the General Partner of approximately $49,000 and redemptions of limited partnership units of approximately $40,000. This compares to capital expenditures of approximately $2,643,000, distributions of approximately $3,606,000 and redemptions of limited partnership units of approximately $81,000 for the year ended December 31, 2012.

For the year ended December 31, 2013 and 2012, depreciation and amortization expenses were approximately $3,603,000 and $5,403,000, respectively. Other noncash activities included in the determination of net loss were direct payments of lease income by lessees to banks of approximately $185,000 and $385,000, respectively.

Despite a decrease in the portfolio size during 2013 due to expected turnover of leases and the buy-out by the significant lessee, it is the Partnership’s intention to continue to acquire equipment for the portfolio. Operating expenses may continue to decrease, but because of our investment strategy of leasing equipment primarily through triple-net leases, we avoid operating expenses related to equipment maintenance or taxes. We intend to invest approximately $1.5 million in additional equipment during 2014, primarily through debt financing.

At December 31, 2013, cash was held in a total of three accounts maintained at one financial institution with an aggregate balance of approximately $31,000. Bank accounts are federally insured up to $250,000 by the FDIC. At December 31, 2013, the aggregate cash balances were as follows:

Balance at December 31,	2013
Total bank balance	$31,000
FDIC insured	$(31,000)
Uninsured amount	$-

The Partnership's deposits are fully insured by the FDIC as of December 31, 2013. The Partnership has not experienced any losses in our accounts, and believes it is not exposed to any significant credit risk. The amounts in such accounts will fluctuate throughout 2014 due to many factors, including the pace of cash receipts, equipment acquisitions and distributions to limited partners.

During June 2013, CCC, on behalf of the Partnership, negotiated a settlement with a significant lessee related to the buy-out of several operating and finance leases. The Partnership received consideration of approximately $386,000 as a result of the settlement. As a result of the settlement, future minimum lease rentals related to operating leases decreased by approximately $88,000 and future minimum lease rentals related to finance leases decreased by approximately $44,000.

As of December 31, 2013, we had future minimum rentals on noncancellable operating leases of approximately $2,397,000 for the year ending 2014 and $1,005,000 thereafter. These amounts represent scheduled payments on existing leases only, and do not include expected future revenues on leases that we have not yet entered.

As of December 31, 2013, we had future minimum rentals on noncancellable finance leases of approximately $26,000 for the year ending 2014 and $72,000 thereafter. These amounts represent payments on existing leases only, and do not include expected future revenues on leases that we have not yet entered.

The balance of our non-recourse debt at December 31, 2013 was approximately $174,000 with interest rates ranging from 4.23% to 5.25% which is payable through June 2016. We assumed debt in connection with the purchase of equipment of approximately $65,000 during 2013. Non-recourse debt leases will not generate current cash flow because the rental payments received from these leases are used to service the indebtedness associated with acquiring or financing the lease. For these leases, we anticipate that the equipment will generate income to the investor either through an extension of the lease term or from the sale of the equipment at the end of the lease term. Management does not expect significant interest rate increases to take place during 2014, and therefore expects our cost of nonrecourse borrowing to remain steady over the next 12 months.

CCC, on behalf of the Partnership and on behalf of other affiliated partnerships, acquires equipment subject to associated debt obligations and lease agreements and allocates a participation in the cost, debt and lease revenue to the various partnerships based on certain risk factors. The Partnership’s share of the cost of the equipment in which it participates with other partnerships at December 31, 2013 was approximately $6,066,000 and is included in the Partnership’s equipment on its balance sheet. The total cost of the equipment shared by the Partnership with other partnerships at December 31, 2013 was approximately $13,646,000. The Partnership’s share of the outstanding debt associated with this equipment at December 31, 2013 was approximately $174,000 and is included in the Partnership’s notes payable on its balance sheet. The total outstanding debt related to the equipment shared by the Partnership at December 31, 2013 was approximately $455,000. As the Partnership and the other programs managed by the General Partner increase their overall portfolio size, opportunities for shared participation are expected to continue. Sharing in the acquisition of a lease portfolio gives the Partnership an opportunity to acquire additional assets and revenue streams, while allowing the Partnership to remain diversified and reducing its overall risk with respect to one portfolio. Thus, total shared equipment and related debt should continue throughout 2014 as the Partnership continues to acquire equipment for its portfolio.

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

RESULTS FROM OPERATIONS

For the year ended December 31, 2013 we recognized revenue of approximately $4,038,000 and expenses of approximately $4,650,000 resulting in net loss of approximately $612,000.

We have 258 operating leases that generated lease revenue of approximately $4,013,000 during 2013. Management expects to continue to add new leases to our portfolio throughout 2014, primarily through cash generated from operating activities and debt financing.

The Partnership’s equipment portfolio consists of approximately 33% servers produced by various manufacturers and approximately 30% multifunction centers produced by various manufacturers. The General Partner continuously monitors and seeks to decrease the concentration of equipment by type to diversify the equipment portfolio and potentially reduce the overall risk to the investor. There are three lessees that accounted for 16%, 14% and 12% of lease revenue for the year ended December 31, 2013, respectively.

Lease revenue decreased to approximately $4,013,000 for the year ended December 31, 2013 from approximately $6,456,000 (restated) for the year ended December 31, 2012. This decrease was primarily due to an overall reduction in the number of active leases during 2013 as expiring leases were greater than acquisitions in general, primarily due to the negotiated settlement with a significant lessee for the buy-out of several operating leases.

For the year ended December 31, 2013, the Partnership recognized approximately $18,000 in loss on the sale of equipment. This compares to the year ended December 31, 2012 when the Partnership recognized approximately $294,000 in gain on sale of equipment. The change in the net loss on the sale of equipment is primarily due to the buy-out settlement as describe in Note 3 to the financial statements.

For the year ended December 31, 2013, operating expenses, excluding depreciation, consisted of accounting, legal, outside service fees and reimbursement of expenses to CCC for administration and operations. These expenses decreased to approximately $854,000 in 2012 from $1,231,000 in 2012. This decrease is primarily attributable to the decrease in remarketing, office, storage and legal expenses during 2013 due to a decrease in the overall portfolio size.

During the year ended December 31, 2013, the Partnership recorded approximately $40,000 from the General Partner related to the SEC settlement as a reduction of its expenses. See Note 8 of the financial statements for further discussion. The matter was settled in September 2013 with the General Partner neither admitting nor denying the findings. The General Partner will remit the $40,000 to the Partnership in equal installments over 12 months, which began in October 2013.

We pay an equipment management fee to our general partner for managing our equipment portfolio. The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases and 2% of the gross lease revenue attributable to equipment that is subject to finance leases. For the year ended December 31, 2013 the equipment management fee decreased to approximately $206,000 from approximately $321,000 for the year ended December 31, 2012 which is consistent with the decrease in lease volume and revenue.

Depreciation and amortization expenses consist of depreciation on equipment and amortization of equipment acquisition fees. For the years ended December 31, 2013 and 2012 these expenses were approximately $3,603,000 and $5,403,000, respectively. The decrease is primarily attributable to the decrease in the equipment portfolio size that occurred during 2013, but was partially offset because the Partnership recorded an impairment charge as a component of depreciation expense in the accompanying statements of operations for the years ended December 31, 2012 of approximately $48,000 and $52,000, respectively.

Net loss increased to approximately $612,000 for the year ended December 31, 2013 from $284,000 (restated) for the year ended December 31, 2012. The changes in net loss were attributable to the changes in revenue and expenses as discussed above.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

NONE

ITEM 8: FINANCIAL STATEMENTS

Our financial statements for the fiscal years ended December 31, 2013 and 2012, and the reports thereon of the independent registered public accounting firm are included in this annual report.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE

ITEM 9A: CONTROLS AND PROCEDURES

Our management, under the supervision and with the participation of the General Partner’s chief executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures related to our reporting and disclosure obligations as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, the chief executive officer and principal financial officer have concluded that, as of December 31, 2013, due to the material weakness discussed below, our disclosure controls and procedures are not effective in ensuring that information relating to us, which is required to be disclosed in our periodic reports filed or submitted under the Securities Exchange Act of 1934 is (a) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (b) accumulated and communicated to management, including the chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Partnership’s internal control over financial reporting at December 31, 2013. Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO)”. Management’s assessment included an evaluation of the design of the Partnership’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the board of directors.

As a result of management’s internal control evaluation conducted as of December 31, 2013, management concluded that a material weakness existed within its accounting processes due to the restatement of the financial statements for the year ended December 31, 2012 related to revenue that was recognized in the first quarter of 2013, but should have been recognized in December 2012. Because of this material weakness, management concluded that it did not maintain effective internal control over financial reporting as of December 31, 2013. Management, as of December 31, 2013, has implemented additional procedures and controls and believes that the financial statements in this report are presented fairly, in all material respects, in accordance with US GAAP. Management believes that the additional control procedures will result in effective internal control over financial reporting moving forward.

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

    Kimberly A. Springsteen-Abbott, Kimberly A. Springsteen-Abbott, age 54, joined Commonwealth in April 1997 as a founding registered principal and Chief Compliance Officer of its broker/dealer, Commonwealth Capital Securities Corp. Ms. Springsteen-Abbott is the Chief Executive Officer and Chairman of the Board of Directors of Commonwealth Capital Corp. (the parent corporation); Commonwealth Capital Securities Corp. (the broker/dealer); and Commonwealth Income & Growth Fund, Inc. (the General Partner), positions she has held since April 2006. Ms. Springsteen-Abbott is responsible for general operations of the equipment leasing/portfolio management side of the business. Ms. Springsteen-Abbott oversees all CCC operations, as well as CCSC SEC/FINRA compliance. For the broker/dealer, she oversees securities policies, company procedures/operations. Ms. Springsteen-Abbott oversees all corporate daily operations and training, as well as develops long-term corporate growth strategies. Ms. Springsteen-Abbott has over 27 years of experience in the financial services industry, specifically in the real estate, energy and leasing sectors of alternative investments. Ms. Springsteen-Abbott is the sole shareholder of Commonwealth Capital Corp. Ms. Springsteen-Abbott was elected to the Board of Directors of the parent corporation in 1997 and has also served as its Executive Vice President and COO. Also in 1997, she founded Commonwealth Capital Securities Corp., where she was elected to the Board of Directors and appointed President, COO and Chief Compliance Officer. Her responsibilities included business strategy, product development, broker/dealer relations development, due diligence, and compliance. From 1980 through 1997, Ms. Springsteen-Abbott was employed with Wheat First Butcher Singer, a regional broker/dealer located in Richmond, Virginia. At Wheat, she served as Senior Vice President & Marketing Manager for the Alternative Investments Division. Ms. Springsteen-Abbott holds her FINRA Series 7, 63 and 39 licenses. She is a member of the Equipment Leasing and Finance Association, the Financial Planners Association, the National Association of Equipment Leasing Brokers, REISA and has served on the Board of Trustees for the Investment Program Association. Ms. Springsteen-Abbott is a member of the Executive Committee and the Disaster Recovery Committee. Ms. Springsteen-Abbott is the wife of Henry J. Abbott.

    Henry J. Abbott, age 63, joined Commonwealth in August 1998 as a Portfolio Manager, a position he held until April 2006, at which time he was elected President of CCC and CIGF, Inc., Executive Vice President of CCSC, and Director of CCC and its affiliates. Mr. Abbott is a registered principal of the broker/dealer. Mr. Abbott is responsible for lease acquisitions, equipment dispositions and portfolio review. Additionally, Mr. Abbott is also responsible for oversight of residual valuation, due diligence, equipment inspections, negotiating renewal and purchase options and remarketing off-lease equipment. Mr. Abbott serves as senior member on the Disaster Recovery Committee and the Facilities Committee, and was appointed to the Executive Committee in 2008. Prior to Commonwealth, Mr. Abbott has been active in the commercial lending industry, working primarily on asset-backed transactions for more than 30 years. Mr. Abbott attended St. John’s University and holds his FINRA Series 7, 63 and 24 licenses. Mr. Abbott was a founding partner of Westwood Capital LLC in New York, a Senior Vice President for IBJ Schroeder Leasing Corporation and has managed a group specializing in the provision of operating lease finance programs in the high technology sector. Mr. Abbott brings extensive knowledge and experience in leasing and has managed over $1.5 billion of secured transactions. Mr. Abbott is a member of the Equipment Leasing and Finance Association, the National Association of Equipment Leasing Brokers, REISA and the Investment Program Association. Mr. Abbott is the husband of Kimberly A. Springsteen-Abbott.

    Lynn A. Franceschina , age 42, joined Commonwealth in 2001 as Vice President and Accounting Manager. In October 2004 she became Controller and Senior Vice President, and since April 2006 has served as Executive Vice President of CCC and CIGF, Inc., Senior Vice President of CCSC, and Chief Operations Officer of CCC, CCSC, and CIGF, Inc. and certain of its affiliates. She was named as a director of CCC and its affiliates in June 2006, resigning from this position as of November 2012 for which an 8-K was filed. Ms. Franceschina is responsible for daily operations, including oversight of all accounting, financial reporting and tax functions, investor communications, and human resources. During the period of March 2004 to October 2004, Ms. Franceschina was employed at Wilmington Trust Corp. where she was part of the policies and procedures team responsible for Sarbanes-Oxley documentation. Prior to joining Commonwealth, Ms. Franceschina was the Business Controls Manager for Liquent, Inc., a leading software developer, where she was responsible for managing corporate forecasting and analysis, as well as the budgeting for the sales and marketing division. From 1999 to 2000, she served as a Senior Financial Analyst for Environ Products, and from 1994 to 1999, she was a Senior Accountant with Duquesne University. Prior to joining Duquesne University, Ms. Franceschina was an accountant with the public accounting firm of Horovitz, Rudoy, & Roteman. Ms. Franceschina is a Sigma Beta Delta graduate of Robert Morris University, during which time she also served as treasurer of her Alpha Chi national honor society chapter. Ms. Franceschina holds her FINRA Series 22, 63, 39 and 99 licenses. She is a member of the Disaster Recovery Committee, the Equipment Leasing and Finance Association, Investment Program Association, REISA and the Institute of Management Accountants.

    Jay Dugan, age 65, joined Commonwealth in 2002 as Assistant Vice President and Network Administrator, and became a Vice President in December 2002, Senior Vice President in December 2003, and has been Executive Vice President and Chief Technology Officer of the parent and its affiliates since December 2004. Mr. Dugan has also been a director of CCC and CIGF, Inc. since June 2006. Mr. Dugan is responsible for the information technology vision, security, operation and ongoing development, including network configurations, protection of corporate assets and maximizing security and efficiency of information flow. Prior to Commonwealth, Mr. Dugan founded First Securities USA, a FINRA member firm, in 1988 and operated that firm through 1998. From 1999 until 2002, Mr. Dugan was an independent due diligence consultant until he came to Commonwealth to develop that area of the firm. Mr. Dugan attended St. Petersburg College and holds an AS Degree in Computer Networking Technology. Mr. Dugan is a Microsoft Certified Systems Engineer, Microsoft Certified Database Administrator and Comp-Tia Certified Computer Technician. Mr. Dugan is a senior member of the Disaster Recovery Committee, as well as oversight member of the Website Committee.

    Peter Daley, age 73, joined Commonwealth in June 2006 as a director. Mr. Daley is an Accredited Senior Appraiser for the discipline of Machinery and Equipment with a specialty in High-Technology for the valuation of computer equipment. Mr. Daley has been in the computer business since 1965, first with IBM as a computer broker/lessor and then with Daley Marketing Corporation (DMC), a firm he founded in July 1980 to publish reports about computer equipment, including “Market Value Reports” and “Residual Value Reports.” In January 2001 Mr. Daley acquired Computer Economics, merged DMC into CEI and in April 2005 sold the IT Management Company and created a new company focused on the fair market value business. Additionally, Mr. Daley remains President of DMC Consulting Group, a separate company that specializes in writing Appraisals, Portfolio Analysis and Property Tax Valuation from Fair Market Value to Residual Value valuations. Mr. Daley has developed a database of “Fair Market Value” equipment values from 1980 to the present, utilizing a variety of reports and publications along with the DMC and CEI Market Value Reports. This database has been successfully used in the valuation of computer equipment in the settlement of a number of Virginia tax cases. He has also previously testified in California, Minnesota, Michigan, New York, and the Virginia Courts as an expert in the field of valuation of computer equipment. Mr. Daley has a full repertoire of lectures, seminars, presentations, and publications that he has conceived and shared with the public. From 1994 to present he has been writing computer appraisals and reports for Fortune 500 companies. From April 2005 to present as president of DMC Valuations Group, Mr. Daley has been publishing, both on the web and in print, fair market values, residual values, and manufacturer’s price lists to existing valuation clients around the world. Mr. Daley graduated from Pepperdine University in 1991 with a Masters of Business Administration, and from Cal State Northridge with a Bachelor of Science in Business Administration in 1965. Mr. Daley is also an Accredited Senior Appraiser with the American Society of Appraisers.

    James Pruett, age 48, joined Commonwealth in 2002 as an Executive Assistant. Mr. Pruett was named Assistant Vice President and a Compliance Associate in February 2005, Vice President and Compliance Manager in December 2005 and since December 2007 has served as Senior Vice President and Compliance Officer of the parent and its affiliates. Mr. Pruet was also named Secretary to the parent’s board of directors in December 2008. Mr. Pruett is responsible for management of regulatory policies and procedures, assisting in compliance internal audit, associate regulatory filings, broker/dealer registrations, state and broker/dealer financial regulatory reporting requirements. Mr. Pruett assists in the management of shareholder records and updates. Mr. Pruett is a member of the Website Committee and the Disaster Recovery Committee. Mr. Pruett holds his FINRA Series 22, 63 and 39 licenses. Prior to joining Commonwealth, Mr. Pruett served as Managing Editor/Associate Publisher for Caliber Entertainment, a publishing and entertainment licensing company. Mr. Pruett’s responsibilities included oversight of production of publishing library, as well as serving as Editor-in-Chief for all publications and additionally served as Media Relations Liaison. Mr. Pruett is a member of the Equipment Leasing Association and Finance and the Investment Program Association.

    Mark Hershenson, age 48, joined Commonwealth in April 2002 as Broker Services Manager and has served as Senior Vice President and Broker Dealer Relations Manager of the parent and its affiliates since December 2007. Mr. Hershenson is responsible for management of all broker/dealer relationships, and over-sees the Due Diligence, Marketing, and Broker Services Departments. Prior to Commonwealth, Mr. Hershenson served as part of a financial planning practice at American United Life from 1999 through 2002. He has written a book for the Florida Insurance Commissioner on how to sell insurance products. Additionally, in 1991 through 1998, Mr. Hershenson served as sales trainer at MetLife for over 100 registered representatives. Mr. Hershenson attended Stonehill College and holds a Bachelor’s degree in Psychology, with a concentration in Marketing/Organizational Behaviorism and engaged in Master’s level coursework in Financial Planning though American College. He holds his FINRA Series 6, 7, 39 and 63 licenses. Mr. Hershenson is a member of the Equipment Leasing and Finance Association and the Investment Program Association.

    David W. Riggleman, age 51, joined Commonwealth in July 2007 as a Business Development Specialist and was named Assistant Vice President in December 2007, Portfolio Manager in June 2008, Vice President of CCC and CIGF, Inc. in December 2008, and as Senior Vice President in December 2010. Mr. Riggleman is responsible for lease acquisitions, equipment research and evaluation, lease pricing, portfolio analysis, and asset remarketing and disposition. Prior to joining Commonwealth, Mr. Riggleman served from January 2005 to July 2007 as Vice President, Investments for Raymond James and Associates in Cumberland, Maryland. At Raymond James, he served as a Branch Owner in the Advisor Select Program. He managed branch associates in addition to managing private client accounts with more than $75 million in assets under management. From July 1994 to December 2004, Mr. Riggleman was Vice President, Investments and Branch Manager at Legg Mason. While there, he opened and managed a branch while also managing private client and institutional assets with assets under management of more than $65 million. He served as a member of Legg Mason President’s Council in 1998 and served consecutive terms as member of Legg Mason’s Financial Services Advisory Panel in 1999 and 2000. From January 1987 to June 1994, he was Vice President, Investments of Wheat First Securities, where he managed private client and institutional assets totaling more than $40 million. Mr. Riggleman studied Economics at the University of Richmond, and also Business Administration at Frostburg State University.

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

ENTITY RECEIVING COMPENSATION	TYPE OF COMPENSATION	AMOUNT INCURRED DURING 2013	AMOUNT INCURRED DURING 2012
	OPERATIONAL AND SALE OR LIQUIDATION STAGES

The General Partner	Equipment Acquisition Fee. The General Partner earned an equipment acquisition fee of 4% of the purchase price of each item of equipment purchased as compensation for the negotiation of the acquisition of the equipment and lease thereof or sale under a conditional sales contract.	$49,000	$110,000
The General Partner and its Affiliates	Reimbursable Expenses. The General Partner and its affiliates are entitled to reimbursement by the Partnership for the cost of goods, supplies or services obtained and used by the general partner in connection with the administration and operation of the partnership from third parties unaffiliated with the General Partner. The amounts set forth on this table do not include expenses incurred in the offering of units. For the years ended December 31, 2013 and 2012, the Partnership was charged approximately $427,000 and $523,000 in other LP expense, respectively.	$805,000	$1,052,000
The General Partner	Debt Placement Fee. As compensation for arranging term debt to finance the acquisition of equipment to the Partnership, a fee equal to one percent of such indebtedness; provided, however, that such fee shall be reduced to the extent the Partnership incurs such fees to third parties unaffiliated with the General Partner or the lender, with respect to such indebtedness. No such fee will be paid with respect to borrowings from the general partner or its affiliates.	$1,000	$1,000
The General Partner	Equipment Management Fee. A monthly fee equal to the lesser of (a) the fees which would be charged by an independent third party in the same geographic market for similar services and similar equipment or (b) the sum of (i) two percent of the gross lease revenues attributable to equipment subject to full payout net leases which contain net lease provisions and (ii) five percent of the gross lease revenues attributable to equipment subject to operating leases and (iii) two percent of the gross lease revenues attributable to equipment subject to finance leases.	$206,000	$321,000
The General Partner
Equipment Liquidation Fee. With respect to each item of equipment sold by the general partner, a fee equal to the lesser of (i) 50% of the competitive equipment sale commission or (ii) three percent of the sales price for such equipment. The payment of this fee is subordinated to the receipt by the Limited Partners of (i) a return of their capital contributions and 10% annum cumulative return, compounded daily, on adjusted capital contributions and (ii) the net disposition proceeds from such sale in accordance with the Partnership Agreement. Such fee is reduced to the extent any liquidation or resale fees are paid to unaffiliated parties. During the year ended December 31, 2013, the General Partner earned but waived approximately $2,000 of equipment liquidation fees. During the year ended December 31, 2012, the General Partner did not waive any liquidation fees.
		$9,000	$38,000
The General Partner	Partnership Interest and Distribution. The General Partner has a present and continuing one percent interest of $1,000 in the Partnership’s item of income, gain, loss, deduction, credit, and tax preference. In addition, the General Partner receives one percent of Cash Available for Distribution until the Limited Partners have received distributions of Cash Available for Distribution equal to their Capital Contributions plus the 10% Cumulative Return and thereafter, the General Partner will receive 10% of Cash Available for Distribution.	$36,000	$37,000

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

“Net Profits” or “Net Losses” shall be computed in accordance with Section 703(a) of the Code (including all items of income, gain, loss or deduction required to be stated separately pursuant to Section 703(a) (1) of the Code) for each taxable year of the Partnership or shorter period prior to an interim closing of the Partnership’s books with the following adjustments: (I) any income of the Partnership that is exempt from federal income tax and not otherwise taken into account in computing net Profits and net Loss pursuant to this definition shall be added to such taxable income or shall reduce such taxable loss; (ii) any expenditure of the Partnership described in Code Section 705(a) (2) (B) or treated as Code Section 705(a) (2) (B) expenditures pursuant to Treasury Regulations section 1.704-1(b) (2) (iv) (i) and not otherwise taken into account in computing net profits and net losses pursuant to this definition shall be subtracted from such taxable income or loss; (iii) items of income, gain, loss and deduction specially allocated pursuant to Section 7.3 of the Partnership Agreement shall not be included in the computation of net profits or net loss; and if property is reflected on the books of the Partnership at a book value that differs from the adjusted tax basis of the property in accordance with Treasury Regulation Section 1.704-1(b) (2) (iv) (d) or (f), depreciation, amortization, and gain or loss with respect to such property shall be determined by reference to such book value in a manner consistent with Treasury Regulation Section 1.704-1(b) (2) (iv) (g). The terms “net profit” or “net losses” shall include the Partnership’s distributive share of the profit or loss of any partnership or joint venture in which it is a Partner or joint venture.

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

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The aggregate fees billed and expected to be billed for the fiscal years ended December 31, 2013 and 2012 for professional services rendered by the Partnership’s independent registered public accounting firm for the audit of the registrant’s annual financial statements and review of the financial statements included in our Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for that fiscal year, was approximately $82,000 and $54,000, respectively.

AUDIT-RELATED FEES

There were no aggregate fees billed in the fiscal years ended December 31, 2013 and 2012 for assurance and related services by the Partnership’s independent registered public accounting firm that are reasonably related to the performance of the audit or review of the registrant's financial statements and are not reported under the paragraph captioned “Audit Fees.”

TAX FEES

There were no fees billed in the fiscal years ended December 31, 2013 and 2012 for professional services rendered by the Partnership’s independent registered public accounting firm for tax compliance, tax advice and tax planning.

ALL OTHER FEES

There were no aggregate fees billed in the fiscal years ended December 31, 2013 and 2012 for products and services provided by the Partnership’s independent registered public accounting firm, other than the services reported above under other captions of this Item 14.

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

There were no other fees approved by the Board of Directors of the General Partner, or paid by the Partnership during 2013 other than fees related to audit or tax compliance.

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

*Incorporated by reference from the Partnership’s Registration Statement on Form S-1 (Registration No. 333-26933)

SIGNATURES

Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf March 31, 2014 by the undersigned thereunto duly authorized.

COMMONWEALTH INCOME & GROWTH FUND VI
By: COMMONWEALTH INCOME & GROWTH FUND, INC., General Partner
By: /s/Kimberly A. Springsteen-Abbott
Kimberly A. Springsteen-Abbott,
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 31, 2014:

SIGNATURE	CAPACITY

/s/Kimberly A. Springsteen-Abbott	Chairman, Chief Executive Officer,
Kimberly A. Springsteen-Abbott	Commonwealth Income & Growth Fund, Inc.

/s/Henry J. Abbott	Director, President,
Henry J. Abbott	Commonwealth Income & Growth Fund, Inc.

Commonwealth Income &
Growth Fund VI

Financial Statements
For the years ended December 31, 2013 and 2012

Report of Independent Registered Public Accounting Firm

The Partners
Commonwealth Income & Growth Fund VI
Chadds Ford, Pennsylvania

We have audited the accompanying balance sheets of Commonwealth Income & Growth Fund VI (“Partnership”) as of December 31, 2013 and 2012 and the related statements of operations, Partners’ capital, and cash flows for each of the two years in the period ended December 31, 2013. These financial statements are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedules.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Commonwealth Income & Growth Fund VI at December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 9 to the financial statements, the 2012 financial statements have been restated to correct a misstatement related to revenue recognition.

/s/ BDO USA, LLP

Philadelphia, PA

March 31, 2014

Commonwealth Income &
Growth Fund VI

Balance Sheets

	December 31,	December 31,
	2013	2012
		(restated)

ASSETS
Cash and cash equivalents	$29,493	$860,982
Lease income receivable, net of reserve of approximately $42,000 and $450,000 at December 31, 2013 and 2012, respectively	302,375	538,522
Accounts receivable, Commonwealth Capital Corp., net	428,786	842,393
Other receivables	2,775	6,695
Prepaid expenses	1,000	512
	764,429	2,249,104

Net investment in finance leases	98,098	54,335

Equipment, at cost	15,890,079	22,669,723
Accumulated depreciation	(11,559,623)	(15,620,436)
	4,330,456	7,049,287

Equipment acquisition costs and deferred expenses, net of
accumulated amortization of approximately $186,000 and $360,000 at December 31, 2013 and 2012, respectively	115,385	203,491
	115,385	203,491

Total Assets	$5,308,368	$9,556,217

LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES
Accounts payable	$97,794	$127,264
Accounts payable, General Partner, net	65,555	216,797
Other accrued expenses	517,521	49,703
Unearned lease income	103,075	273,300
Notes payable	173,876	294,508
Total Liabilities	957,821	961,572

PARTNERS' CAPITAL
General Partner	1,000	1,000
Limited Partners	4,349,547	8,593,645
Total Partners' Capital	4,350,547	8,594,645

Total Liabilities and Partners' Capital	$5,308,368	$9,556,217

see accompanying notes to financial statements

Commonwealth Income &
Growth Fund VI

Statements of Operations

	Years ended December 31,
	2013	2012
		(restated)
Revenue
Lease	$4,013,350	6,456,118
Interest and other	23,862	27,712
Gain on sale of investment in finance leases	728	-
Gain on sale of equipment	-	293,947
Total revenue	4,037,940	6,777,777

Expenses
Operating, excluding depreciation	854,204	1,230,555
SEC restitution settlement, General Partner	(40,269)	-
Equipment management fee, General Partner	205,706	320,612
Interest	9,691	22,778
Depreciation	3,469,640	5,167,826
Amortization of equipment acquisition costs and deferred expenses	133,396	235,511
Loss on sale of equipment	17,749	-
Bad debt expense	-	84,125
Total expenses	4,650,117	7,061,407

Net loss	$(612,177)	$(283,630)

Net loss allocated to Limited Partners	$(648,099)	$(320,707)

Net loss per equivalent Limited Partnership unit	$(0.36)	$(0.18)

Weighted average number of equivalent limited partnership units outstanding during the period	1,796,874	1,804,012

see accompanying notes to financial statements

Commonwealth Income &
Growth Fund VI

Statements of Partners' Capital

	General	Limited
	Partner	Partner	General	Limited
	Units	Units	Partner	Partners	Total
Balance, January 1, 2012	50	1,808,514	$1,000	$12,564,792	$12,565,792
Redemptions	-	(7,633)	-	(81,024)	(81,024)
Net income (loss), restated	-	-	37,077	(320,707)	(283,630)
Distributions	-	-	(37,077)	(3,569,416)	(3,606,493)
Balance, December 31, 2012 (restated)	50	1,800,881	$1,000	$8,593,645	$8,594,645
Redemptions	-	(4,774)	-	(39,762)	(39,762)
Net income (loss)	-	-	35,922	(648,099)	(612,177)
Distributions	-	-	(35,922)	(3,556,237)	(3,592,159)
Balance, December 31, 2013	50	1,796,107	$1,000	$4,349,547	$4,350,547

see accompanying notes to financial statements

Commonwealth Income &
Growth Fund VI

Statements of Cash Flows

Years ended December 31,	2013	2012
		(restated)
Cash flows from operating activities
Net loss	$(612,177)	$(283,630)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	3,603,036	5,403,337
Gain on the sale of investment in finance leases	(728)	-
Loss (gain) on sale of equipment	17,749	(293,947)
Bad debt expense	-	84,125
Other noncash activities:
Lease revenue net of interest expense, on notes payable, realized as a result of direct payment of principal to bank by lessee	(185,150)	(385,278)
Amortization of initial direct costs	428	-
Earned interest on finance leases	(3,167)	(12,600)
Changes in assets and liabilities
Lease income receivable	236,147	(161,838)
Accounts receivable, Commonwealth Capital Corp., net	413,607	(213,611)
Accounts receivable, General Partner, net	-	53,354
Other receivables	3,920	(5,687)
Prepaid expenses	(488)	939
Accounts payable	(29,470)	22,058
Accounts payable, General Partner, net	(151,242)	216,797
Other accrued expenses	(30,027)	11,668
Unearned lease income	(170,225)	(84,500)
Net cash provided by operating activities	3,092,213	4,351,187

Cash flows from investing activities
Capital expenditures	(560,971)	(2,642,669)
Purchase of finance leases	(99,192)	-
Payment from finance leases	6,420	94,956
Equipment acquisition fees paid to the General Partner	(48,606)	(42,961)
Net proceeds from the sale of finance leases	56,443	-
Net proceeds from the sale of equipment	354,776	1,213,980
Net cash used in investing activities	(291,130)	(1,376,694)

Cash flows from financing activities
Redemptions	(39,762)	(81,024)
Distributions to partners	(3,592,159)	(3,606,493)
Debt placement fee paid to General partner	(651)	(1,171)
Net cash used in financing activities	(3,632,572)	(3,688,688)

Net decrease in cash and cash equivalents	(831,489)	(714,195)

Cash and cash equivalents at beginning of year	860,982	1,575,177

Cash and cash equivalents at end of year	$29,493	$860,982

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

During the years ended December 31, 2013 and 2012, limited partners redeemed 4,774 and 7,633 units of partnership interest for a total redemption price of approximately $40,000 and $81,000 in accordance with the terms of the Partnership’s Limited Partnership Agreement (the “Agreement”) respectively.

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

Allocations of income and distributions of cash are based on the Agreement. The various allocations under the Agreement prevent any limited partner’s capital account from being reduced below zero and ensure the capital accounts reflect the anticipated sharing ratios of cash distributions, as defined in the Agreement. During years ended December 31, 2013 and 2012, cash distributions to limited partners for each quarter were made at a rate of approximately 10% of their original contributed capital. Distributions during the years ended December 31, 2013 and 2012 were made to limited partners in the amount of approximately $1.98 per unit based on each investor’s number of limited partnership units outstanding during the year.

The accompanying financial statements for 2012 have been restated to reflect the correction of an error (see Note 9).

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements is in conformity with accounting principles generally accepted in the United States of America which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Such estimates relate primarily to the determination of residual values at the end of the lease term, the expected future cash flows and fair value used for impairment analysis purposes and determination of the allowance for doubtful accounts.

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

There were no assets or liabilities measured at fair value on a recurring basis at December 31, 2013 and 2012. Fair Value Measurements on a nonrecurring basis as of December 31, 2013 and 2012 are as follows:

	Fair Value as of December 31, 2013	Fair Value Measurements Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Assets
Equipment	$68,000	$—	$68,000	$—

	Fair Value as of December 31, 2012	Fair Value Measurements Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Assets
Equipment	$304,000	$—	$—	$304,000

Equipment is measured at fair value on a non-recurring basis in conjunction with the Partnership’s impairment analysis. An impairment charge of approximately $48,000 and $52,000 was recorded for equipment written down to fair value in 2013 and 2012, respectively, as a component of depreciation expense in the accompanying statements of operations. The fair value of equipment was calculated using a market approach for 2013. The market approach utilized third party appraisals or comparable sales of similar assets which are inputs classified as level 2 within the fair value hierarchy. The fair value of the equipment is calculated using an income approach for 2012. The income approach utilized discounted cash flows based on inputs classified as level 3, within the fair value hierarchy. The primary inputs for the cash flow models were estimates of cash flows from lease revenue and expected residual values, as determined by management.

Fair Value disclosures of financial instruments not recorded at fair value on the balance sheet

Estimated fair value was determined by management using available market information and appropriate valuation methodologies. However, judgment was necessary to interpret market data and develop estimated fair value. Cash, receivables, accounts payable and accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values as of December 31, 2013 and 2012 due to the immediate or short-term nature of these financial instruments.

The Partnership’s long-term debt consists of notes payable, which are secured by specific equipment and are nonrecourse liabilities of the Partnership. The estimated fair value of this debt at December 31, 2013 and 2012 approximates the carrying value of these instruments, due to the interest rates on this debt approximating current market values. The Partnership classifies the fair value of its notes payable within Level 2 of the valuation hierarchy based on the observable inputs used to estimate fair value.

Revenue Recognition

For the year ended December 31, 2013, the Partnership’s lease portfolio consisted of operating leases and finance leases. For operating leases, lease revenue is recognized on a straight-line basis in accordance with the terms of the lease agreement.

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

Gains from the termination of leases are recognized when the lease is modified and terminated concurrently. Gains from lease termination included in lease revenue for the years ended December 31, 2013 and 2012 were approximately $0 and $85,000, respectively.

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

The Partnership evaluates its long-lived assets when events or circumstances indicate that the value of the asset may not be recoverable. The Partnership determines whether impairment exists by estimating the undiscounted cash flows to be generated by each asset. If the estimated undiscounted cash flows are less than the carrying value of the asset then impairment exists. The amount of the impairment is determined based on the difference between the carrying value and the fair value. Fair value is determined based on estimated discounted cash flows to be generated by the asset, third party appraisals or comparable sales of similar assets, as applicable, based on asset type. An impairment charge of approximately $48,000 and $52,000 was recorded for equipment written down to fair value in 2013 and 2012, respectively, as a component of depreciation expense in the accompanying statements of operations.

Residual values are determined by management and are calculated using information from both internal and external sources, as well as other economic indicators.

Reimbursable Expenses

Reimbursable expenses are comprised of both ongoing operational expenses and fees associated with the allocation of salaries and benefits, referred to as other LP expenses.  Reimbursable expenses, which are charged to the Partnership by CCC in connection with the administration and operation of the Partnership, are allocated to the Partnership based upon several factors including, but not limited to, the number of investors, compliance issues, and the number of existing leases. For example, if a partnership has more investors than another program sponsored by CCC, then higher amounts of expenses related to investor services, including mailing and printing costs will be allocated to that partnership. Also, while a partnership is in its offering stage, higher compliance costs are allocated to it than to a program not in its offering stage, as compliance resources are utilized to review incoming investor suitability and proper documentation. Finally, lease related expenses, such as due diligence, correspondence, collection efforts and analysis and staff costs, increase as programs purchase more leases, and decrease as leases terminate and equipment is sold. All of these factors contribute to CCC’s determination as to the amount of expenses to allocate to the Partnership or to other sponsored programs. For the Partnership, all reimbursable items are expensed as they are incurred.

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

At December 31, 2013, cash was held in a total of three accounts maintained at one financial institution with an aggregate balance of approximately $31,000. Bank accounts are federally insured up to $250,000 by the FDIC. At December 31, 2013 and 2012, the aggregate cash balances were as follows:

Balance at December 31,	2013	2012
Total bank balance	$31,000	$866,000
FDIC insured	$(31,000)	$(434,000)
Uninsured amount	$-	$432,000

The FDIC insurance coverage for noninterest-bearing bank accounts provided under the Dodd/Frank Act of 2010 expired on December 31, 2012.

The Partnership's deposits are fully insured by the FDIC as of December 31, 2013. The Partnership has not experienced any losses in our accounts, and believes it is not exposed to any significant credit risk. The amounts in such accounts will fluctuate throughout 2014 due to many factors, including the pace of cash receipts, equipment acquisitions and distributions to limited partners.

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

Recent Accounting Pronouncements

In December 2013, the FASB issued ASU No. 2013-12 (“ASU Updated 2013-12), Definition of a Public Business Entity. This ASU defines the term “public business entity.” The amendment specifies that an entity that is required by the SEC to file or furnish financial statements with the SEC is considered a public business entity. The Partnership adopted this ASU during the fourth quarter of 2013 and determined it had no material impact on its financial statements.

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

The Partnership recorded an impairment charge of approximately $48,000 and $52,000 at December 31, 2013 and 2012, respectively, as impairment indicators were noted, and is included in depreciation expense in the accompanying financial statements.

Remarketing fees will be paid to the leasing companies from which the Partnership purchases leases. These are fees that are earned by the leasing companies when the initial terms of the lease have been met. The General Partner believes that this strategy adds value since it entices the leasing company to remain actively involved with the lessees and encourages potential extensions, remarketing or sale of equipment. This strategy is designed to minimize any conflicts the leasing company may have with a new lessee and may assist in maximizing overall portfolio performance. The remarketing fee is tied into lease performance thresholds and is a factor in the negotiation of the fee. Remarketing fees incurred in connection with lease extensions are accounted for as operating costs. Remarketing fees incurred in connection with the sale of equipment are included in the gain or loss calculations. For the years ended December 31, 2013 and 2012, approximately $32,000 and $167,000 of remarketing fees were incurred, respectively. For the years ended December 31, 2013 and 2012, approximately $61,000 and $157,000 of remarketing fees were paid with cash or netted against receivables due from such parties, respectively.

CCC, on behalf of the Partnership and on behalf of other affiliated partnerships, acquires equipment subject to associated debt obligations and lease agreements and allocates a participation in the cost, debt and lease revenue to the various partnerships based on certain risk factors.

The Partnership’s share of the cost of the equipment in which it participates with other partnerships at December 31, 2013 was approximately $6,066,000 and is included in the Partnership’s equipment on its balance sheet. The total cost of the equipment shared by the Partnership with other partnerships at December 31, 2013 was approximately $13,646,000. The Partnership’s share of the outstanding debt associated with this equipment at December 31, 2013 was approximately $174,000 and is included in the Partnership’s notes payable on its balance sheet. The total outstanding debt related to the equipment shared by the Partnership at December 31, 2013 was approximately $455,000.

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

As the Partnership and the other programs managed by the General Partner increase their overall portfolio size, opportunities for shared participation are expected to continue. Sharing in the acquisition of a lease portfolio gives the Partnership an opportunity to acquire additional assets and revenue streams, while allowing the Partnership to remain diversified and reducing its overall risk with respect to one portfolio. Thus, total shared equipment and related debt should continue throughout 2014 as the Partnership continues to acquire equipment for its portfolio.

The following is a schedule of future minimum rentals on noncancelable operating leases at December 31, 2013:

Year Ending December 31,	Amount
2014	$2,397,000
2015	843,000
2016	162,000
$3,402,000

Finance Leases

The following lists the components of the net investment in finance leases at December 31:

	2013	2012
Total minimum lease payments to be received	$98,000	$45,000
Initial direct costs	4,000	-
Allowance for bad debt	-	(8,000)
Estimated residual value of leased equipment (unguaranteed)	11,000	20,000
Less: unearned income	(15,000)	(3,000)
Net investment in direct finance leases	$98,000	$54,000

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

The following table presents the credit risk profile, by creditworthiness category, of our finance lease receivables at December 31, 2013:
Risk Level	Percent of Customers
Low	-%
Moderate Low	100%
Moderate	-%
Moderate High	-%
High	-%
Net finance lease receivable	100%

As of December 31, 2013, we determined that we did not have a need for an allowance for uncollectible accounts associated with any of our finance leases, as the customer payment histories with us, associated with these leases, has been positive, with no late payments.

The following is a schedule of future minimum rentals on noncancelable finance leases at December 31, 2013:

Amount
2014	$26,000
2015	26,000
2016	26,000
2017	20,000
$98,000

During June 2013, CCC, on behalf of the Partnership, negotiated a settlement with a significant lessee related to the buy-out of several operating and finance leases. The Partnership received consideration of approximately $386,000 as a result of the settlement. Through the settlement, the Partnership reduced its lease income receivable by approximately $269,000 during the year ended December 31, 2013. The consideration for the buyout of equipment under operating leases was approximately $60,000 which resulted in a net loss of equipment that was subject to operating leases of approximately $116,000 for the year ended December 31, 2013. As consideration for the buyout of its finance leases, the Partnership applied payments from the lessee of approximately $57,000 which resulted in a decrease in the net investment in financing receivables of approximately $56,000 and recorded a related gain of approximately $1,000 during the year ended December 31, 2013.

4. Significant Customers

Lessees equal to or exceeding 10% of lease revenue for the year ended December 31:

2013
Cummins, Inc.	16%
Aetna Life Insurance	14%
Cargill, Inc.	12%

2012
Cargill, Inc.	10%

Lessees equal to or exceeding 10% of net lease income receivable at December 31:

2013
Aerojet General Corporation	47%
Alliant Techsystems	17%
Motorola, Inc.	10%

2012 (restated)
Arinc Incorporated	48%

5. Related Party Transactions

Receivables/Payables

As of December 31, 2013 the Partnership’s related party receivables and payables are short term, unsecured, and non-interest bearing.

ENTITY RECEIVING COMPENSATION	TYPE OF COMPENSATION	AMOUNT INCURRED DURING 2013	AMOUNT INCURRED DURING 2012
	OPERATIONAL AND SALE OR LIQUIDATION STAGES

The General Partner	Equipment Acquisition Fee. The General Partner earned an equipment acquisition fee of 4% of the purchase price of each item of equipment purchased as compensation for the negotiation of the acquisition of the equipment and lease thereof or sale under a conditional sales contract.	$49,000	$110,000
The General Partner and its Affiliates	Reimbursable Expenses. The General Partner and its affiliates are entitled to reimbursement by the Partnership for the cost of goods, supplies or services obtained and used by the general partner in connection with the administration and operation of the partnership from third parties unaffiliated with the General Partner. The amounts set forth on this table do not include expenses incurred in the offering of units. For the years ended December 31, 2013 and 2012, the Partnership was charged approximately $427,000 and $523,000 in other LP expense, respectively.	$805,000	$1,052,000
The General Partner	Debt Placement Fee. As compensation for arranging term debt to finance the acquisition of equipment to the Partnership, a fee equal to one percent of such indebtedness; provided, however, that such fee shall be reduced to the extent the Partnership incurs such fees to third parties unaffiliated with the General Partner or the lender, with respect to such indebtedness. No such fee will be paid with respect to borrowings from the general partner or its affiliates.	$1,000	$1,000
The General Partner	Equipment Management Fee. A monthly fee equal to the lesser of (a) the fees which would be charged by an independent third party in the same geographic market for similar services and similar equipment or (b) the sum of (i) two percent of the gross lease revenues attributable to equipment subject to full payout net leases which contain net lease provisions and (ii) five percent of the gross lease revenues attributable to equipment subject to operating leases and (iii) two percent of the gross lease revenues attributable to equipment subject to finance leases.	$206,000	$321,000
The General Partner
Equipment Liquidation Fee. With respect to each item of equipment sold by the general partner, a fee equal to the lesser of (i) 50% of the competitive equipment sale commission or (ii) three percent of the sales price for such equipment. The payment of this fee is subordinated to the receipt by the Limited Partners of (i) a return of their capital contributions and 10% annum cumulative return, compounded daily, on adjusted capital contributions and (ii) the net disposition proceeds from such sale in accordance with the Partnership Agreement. Such fee is reduced to the extent any liquidation or resale fees are paid to unaffiliated parties. During the year ended December 31, 2013, the General Partner earned but waived approximately $2,000 of equipment liquidation fees. During the year ended December 31, 2012, the General Partner did not waive any equipment liquidation fees.
		$9,000	$38,000
The General Partner	Partnership Interest and Distribution. The General Partner has a present and continuing one percent interest of $1,000 in the Partnership’s item of income, gain, loss, deduction, credit, and tax preference. In addition, the General Partner receives one percent of Cash Available for Distribution until the Limited Partners have received distributions of Cash Available for Distribution equal to their Capital Contributions plus the 10% Cumulative Return and thereafter, the General Partner will receive 10% of Cash Available for Distribution.	$36,000	$37,000

6. Notes Payable

Notes payable consisted approximately of the following:

December 31,	2013	2012

Installment note payable to bank; interest rate of 7.50%,
due in monthly installments of $10,665 including interest
with final payment in April 2013	$-	$42,000

Installment note payable to bank: interest rate of 5.25%,
due in monthly installments of $7,441 including interest
with final payment in July 2014	52,000	136,000

Installment note payable to bank; interest rate of 4.23%,
due in quarterly installments of $10,311 including interest
with final payment in September 2015	69,000	117,000

Installment note payable to bank; interest rate of 4.23%, due in quarterly installments of $5,665, including interest, with final payment in June 2016	53,000	-
	$174,000	$295,000

The notes are secured by specific equipment with a carrying value of approximately $286,000 and are nonrecourse liabilities of the Partnership. As such, the notes do not contain any financial debt covenants with which we must comply on either an annual or quarterly basis. Aggregate payments of notes payable for each of the periods subsequent to December 31, 2013 are as follows:

Year Ending December 31,	Amount
2014	$111,000
2015	52,000
2016	11,000
$174,000

7. Supplemental Cash Flow Information

Noncash investing and financing activities include the following:

Year ended December 31,	2013	2012

Debt assumed in connection with purchase of equipment	$65,000	$117,000

Equipment acquisition fees earned by General Partner upon purchase of equipment from prepaid acquisition fees	$-	$67,000

Accrued expenses incurred in connection with the purchase of technology equipment	$498,000	$-

During the years ended December 31, 2013 and 2012, the Partnership wrote-off fully amortized acquisition and finance fees of approximately $307,000 and $544,000, respectively.

During the year ended December 31, 2013, the Partnership wrote-off fully reserved lease income receivable of approximately $408,000.

During the year ended December 31, 2013, the Partnership wrote-off fully depreciated assets of approximately $2,122,000.

For the years ended December 31, 2013 and 2012, the Partnership recorded impairment charges of approximately $48,000 and $52,000, respectively.

8.	Commitments and Contingencies

Allied Health Care Services

As previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2012, management had fully impaired all equipment and reserved for all accounts receivable related to the lease to Allied Health Care Services, Inc. (“Allied”), due to the bankruptcy of Allied and the criminal conviction of its founder for fraud. During 2013, the fully reserved accounts receivable and fully impaired assets were written off. There have been no material changes in the status of Allied’s bankruptcy or in the likelihood of recovering available assets since the date of the Partnership’s annual report. The deadline for the bankruptcy trustee to pursue adversary claims against certain creditors has expired, including extensions. The bankruptcy trustee cannot seek to claim the Partnership's payments received from Allied, therefore the Partnership has no exposure to such potential claims. CCC continues to pursue all of our rights against both Allied and Mr. Schwartz to recover any available assets to the greatest extent possible.

SEC Settlement

In August 2012 the staff of the U.S. Securities and Exchange Commission raised a question with Commonwealth Capital Corp. (“Commonwealth”), the sponsor of our funds, regarding the interpretation and application of the term “control person.” The term affected the scope of the reimbursement to Commonwealth of certain expenses incurred for the funds. The staff was concerned that some investors may not have understood the meaning and methodology used by the funds. Commonwealth worked with the staff to assure that our disclosure was clarified. Commonwealth Income and Growth Fund, Inc., the General Partner of the funds, entered into a settlement with the SEC in September 2013 of approximately $200,000 that is being paid to several of the Funds. The Partnership’s portion of the settlement is approximately $40,000, which was recorded as a reduction in expenses in the condensed statement of operations during the year ended December 31, 2013 in accordance with the accounting guidance in FASB ASC 605-50.

FINRA Review

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

9. Restatement

During a review of the Partnership’s accounting records, it was discovered that approximately $85,000 of revenue was recognized in the year ended December 31, 2013 when it should have been recognized in the year ended December 31, 2012. Management concluded that there was an error and evaluated the effect on the Partnership’s financial statements. Management evaluated the materiality of the error from qualitative and quantitative perspectives and concluded that the error was material to the fiscal year ended December 31, 2013. The accompanying financial statements for 2012 have been restated to reflect the corrections. The restatement had no impact on the partners' capital at December 31, 2013.

The impact of the adjustment to correct the error to the specific line items of the financial statements for the year ended December 31, 2012 was as follows:

Restated Balance Sheet Amounts

	As of December 31, 2012
	As Previously Reported	Adjustment	As Revised
Lease income receivable	$482,788	$55,734	$538,522
Accounts receivable, CCC, net	$820,520	$21,873	$842,393
Total assets	$9,478,610	$77,607	$9,556,217
Unearned lease income	$280,591	$(7,291)	$273,300
Total liabilities	$968,863	$(7,291)	$961,572
Limited partners’ capital	$8,508,747	$84,898	$8,593,645
Total partners’ capital	$8,509,747	$84,898	$8,594,645
Total liabilities and partners’ capital	$9,478,610	$77,607	$9,556,217

Restated Statement of Operations Amounts

	Year Ended December 31, 2012
	As Previously Reported	Adjustment	As Revised
Lease revenue	$6,371,220	$84,898		$6,456,118
Net loss	$(368,528)	$84,898	4	(283,630)
Net loss allocated to Limited Partnership Unit	$(0.22)	$0.04		$(0.18)

10.	Reconciliation of Amounts Reported for Financial Reporting Purposes to Amounts on the Federal Partnership Return (Unaudited)

The tax bases of the Partnership’s net assets and liabilities vary from the amounts presented in these financial statements at December 31, 2013 and 2012 as follows:

	2013	2012 (restated)
Financial statement basis of net assets	$4,350,547	$8,594,645
Tax basis of net assets (unaudited)	1,207,529	4,517,990
Difference	$3,143,018	$4,076,655

The primary differences between the tax bases of net assets and the amounts recorded in the financial statements are the result of differences in accounting for impairment losses, syndication costs and differences between the depreciation methods used in the financial statements and the Partnership’s tax returns (unaudited).

Years ended December 31,	2013	2012
		(restated)
Net loss for financial reporting purposes to taxable loss	$(612,177)	$(283,630)
Adjustments (unaudited)
(Loss) gain on sale of equipment	(15,110)	273,964
Depreciation	1,377,838	2,877,116
Amortization	112,664	206,802
Unearned lease income	(149,232)	(77,209)
Penalties	951	266
Bad debts	(407,895)	130,212
Other	14,421	(1,212,358)
Taxable income on the Federal Partnership return (unaudited)	$321,460	$1,915,163

The “Adjustments – Other” includes financial statement adjustments that will be reflected on the tax return in the subsequent year.