Form 10-Q/A
period 2013-03-31
Commonwealth Income & Growth Fund VI
filed 2014-04-24
CIK 1351901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

FORM 10-Q
March 31, 2013

EXPLANATORY NOTE

We are filing this Amendment No. 1 to our Quarterly Report on Form 10-Q (Form 10-Q/A) for the quarter ended March 31, 2013, Report, to amend and restate financial statements and other financial information in our Quarterly Report on Form 10-Q (Form 10-Q) for the quarter ended March 31, 2013, which was filed with the Securities and Exchange Commission on May 15, 2013.

As more fully described in Note 8 to the Notes to our Condensed Financial Statements included in Item 1 of this Form 10-Q/A, subsequent to the filing of our Form 10-Q, our management and the General Partner concluded that our financial statements for the year ended December 31, 2012 contained within our Annual Report on Form 10-K for the year ended December 31, 2012, and our condensed financial statements for the quarters ended March 31, 2013, June 30, 2013 and September 30, 2013 contained within our Form 10-Qs for those quarters, should be restated, and that those financial statements previously filed with the SEC should no longer be relied upon.  Specifically, during a review of the Partnership’s accounting records, it was discovered that approximately $85,000 of revenue was recognized in the three months ended March 31, 2013 when it should have been recognized in the fourth quarter of 2012. Management concluded that there was an error and evaluated the effect on the Partnership’s condensed financial statements. Management evaluated the materiality of the error from qualitative and quantitative perspectives and concluded that the error was material to its financial statements for the three months ended March 31, 2013, the six months ended June 30, 2013 and the nine months ended September 30, 2013. The accompanying condensed financial statements for the three months ended March 31, 2013 have been restated to reflect the corrections.

As a result of the errors described above, we determined that we had a material weakness in our internal control over financial reporting and that as a result, our disclosure controls and procedures were not effective as of March 31, 2013.  Accordingly, we have amended our disclosure in Item 4 of this amended quarterly report.

Amendments to our Quarterly Report included in this Amended Quarterly Report

The following sections of our Quarterly Report are amended and being filed in their entirety in this Amended Quarterly Report:

· Part I, Item 1. Condensed Financial Statements:

· Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations; and

· Part I, Item 4. Controls and Procedures

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

Commonwealth Income & Growth Fund VI
Condensed Balance Sheets

	March 31,	December 31,
	2013	2012
	(restated)	(restated)
	(unaudited)

ASSETS
Cash and cash equivalents	$541,496	$860,982
Lease income receivable, net of reserve of approximately $127,000 and $450,000
at March 31, 2013 and December 31, 2012, respectively	536,910	538,522
Accounts receivable, Commonwealth Capital Corp., net	653,773	842,393
Other receivables	3,258	6,695
Prepaid expenses	5,703	512
	1,741,140	2,249,104

Net investment in finance leases	55,715	54,335

Equipment, at cost	22,613,628	22,669,723
Accumulated depreciation	(16,442,738)	(15,620,436)
	6,170,890	7,049,287

Equipment acquisition costs and deferred expenses, net of
accumulated amortization of approximately $297,000 and $360,000
at March 31, 2013 and December 31, 2012, respectively	169,242	203,491

Total Assets	$8,136,987	$9,556,217

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES
Accounts payable	$153,990	$127,264
Accounts payable, General Partner, net	68,004	216,797
Other accrued expenses	41,424	49,703
Unearned lease income	210,762	273,300
Notes payable	222,686	294,508
	696,866	961,572

PARTNERS' CAPITAL
General Partner	1,000	1,000
Limited Partners	7,439,121	8,593,645
Total Partners' Capital	7,440,121	8,594,645

Total Liabilities and Partners' Capital	$8,136,987	$9,556,217

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund VI
Condensed Statements of Operations
(unaudited)

	Three months ended March 31,
	2013	2012
	(restated)

Revenue
Lease	$1,254,189	$1,745,817
Interest and other	14,591	3,729
Gain on sale of equipment	22,500	13,963
Total revenue	1,291,280	1,763,509

Expenses
Operating, excluding depreciation	298,679	322,211
Equipment management fee, General Partner	67,413	87,844
Interest	3,120	7,658
Depreciation	1,095,854	1,335,454
Amortization of equipment acquisition costs and deferred expenses	42,905	74,752
Bad debt expense	-	30,000
Total expenses	1,507,971	1,857,919

Net loss	$(216,691)	$(94,410)

Net loss allocated to Limited Partners	$(225,672)	$(104,451)

Net loss per equivalent Limited Partnership unit	$(0.13)	$(0.06)

Weighted average number of equivalent
Limited Partnership units outstanding
during the period	1,799,217	1,807,495

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund VI
Condensed Statement of Partner's Capital
For the three months ended March 31, 2013
(unaudited)

	General	Limited
	Partner	Partner	General	Limited
	Units	Units	Partner	Partners	Total
Balance, January 1, 2013 (restated)	50	1,800,881	$1,000	$8,593,645	$8,594,645
Net income (loss) (restated)	-	-	8,981	(225,672)	(216,691)
Redemptions	-	(4,774)	-	(39,762)	(39,762)
Distributions	-	-	(8,981)	(889,090)	(898,071)
Balance, March 31, 2013 (restated)	50	1,796,107	$1,000	$7,439,121	$7,440,121

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

The following is a schedule of future minimum rentals on non-cancellable operating leases at March 31, 2013:

Nine Months ended December 31, 2013	$2,845,000
Year ended December 31, 2014	1,698,000
Year ended December 31, 2015	484,000
Year ended December 31, 2016	7,000
$5,034,000

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

8. Restatement

During a review of the Partnership’s accounting records, it was discovered that approximately $85,000 of revenue was recognized in the three months ended March 31, 2013 when it should have been recognized in fourth quarter of 2012. Management concluded that there was an error and evaluated the effect on the Partnership’s condensed financial statements. Management evaluated the materiality of the error from qualitative and quantitative perspectives and concluded that the error was material to its financial statements for the three months ended March 31, 2013. The accompanying condensed financial statements have been restated to reflect the corrections. The restatement had no impact on partners’ capital at March 31, 2013.

The impact of the adjustment to correct the error to the specific line items of the condensed financial statements was as follows:

Restated Balance Sheet Amounts
	As of March 31, 2013
	As Previously Reported	Adjustment	As Revised
Lease income receivable	$560,330	$(23,420)	$536,910
Accounts receivable, CCC, net	$637,164	$16,609	$653,773
Total assets	$8,143,798	$(6,811)	$8,136,987
Unearned lease income	$217,573	$(6,811)	$210,762
Total liabilities	$703,677	$(6,811)	$696,866
Total liabilities and partners’ capital	$8,143,798	$(6,811)	$8,136,987

Restated Statement of Operations Amounts
	Three Months Ended March 31, 2013
	As Previously Reported	Adjustment	As Revised
Lease revenue	$1,339,087	$(84,898)	$1,254,189
Net loss	$(131,793)	$(84,898)	$(216,691)
Net loss allocated to Limited Partnership Unit	$(0.08)	$(0.05)	$(0.13)

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

RESTATEMENT

As discussed elsewhere in this report, management determined that approximately $85,000 of revenue was recognized during the first quarter of 2013, but should have been recognized during the fourth quarter of 2012. Management, as of December 31, 2013, has implemented additional procedures and controls and believes that the financial statements in this report are presented fairly, in all material respects. Management believes that the additional control procedures will result in effective internal control over financial reporting moving forward. The accompanying financial statements have been restated to reflect the corrections. The restatement had no impact on partners' capital at March 31, 2013.

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

Cash was provided by operating activities for the three months ended March 31, 2013 of approximately $822,000, which includes a net loss of approximately $217,000 (restated) and depreciation and amortization expenses of approximately $1,139,000. Other noncash activities included in the determination of net loss include direct payments to banks by lessees of approximately $72,000. For the three months ended March 31, 2012, cash was provided by operating activities of approximately $1,343,000, which includes a net loss of approximately $94,000 and depreciation and amortization expenses of approximately $1,410,000. Other noncash activities included in the determination of net loss include direct payments to banks by lessees of approximately $93,000.

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

The Partnership’s investment strategy of acquiring equipment and generally leasing it under triple-net leases to operators who generally meet specified financial standards minimizes our operating expenses. As of March 31, 2013, the Partnership had future minimum rentals on non-cancelable operating leases of approximately $2,845,000 (restated) for the balance of the year ending December 31, 2013 and approximately $2,189,000 thereafter. As of March 31, 2013, the Partnership had future minimum rentals on non-cancelable finance leases of approximately $44,000 for the balance of the year ending December 31, 2013 and approximately $1,000 thereafter.

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

RESULTS OF OPERATIONS

Three months ended March 31, 2013 compared to three months ended March 31, 2012

Lease Revenue

Our lease revenue decreased to approximately $1,254,000 (restated) for the three months ended March 31, 2013, from approximately $1,746,000 for the three months ended March 31, 2012. This decrease was primarily due to fewer acquisitions of new leases during the three months ended March 31, 2013 compared to the termination of leases.

The Partnership had 256 (restated) active operating leases that generated lease revenue of approximately $1,254,000 at March 31, 2013. The Partnership had 312 active operating leases that generated lease revenue of approximately $1,746,000 at March 31, 2012. Management expects to continue to add new leases to the Partnership’s portfolio throughout 2013, primarily through debt financing.

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

Net Income (Loss)

For the three months ended March 31, 2013, we recognized revenue of approximately $1,291,000 (restated) and expenses of approximately $1,508,000, resulting in a net loss of approximately $217,000 (restated). For the three months ended March 31, 2012, we recognized revenue of approximately $1,764,000 and expenses of approximately $1,858,000, resulting in a net loss of approximately $94,000. This change in net loss is due to the changes in revenue and expenses as described above.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

N/A

Item 4. Controls and Procedures

Our management, under the supervision and with the participation of the General Partner’s Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures related to our reporting and disclosure obligations as of the end of the period covered by this Quarterly Report on Form 10-Q.  Management concluded that a material weakness existed within its accounting process due to the restatement of the financial statements related to revenue that was recognized in the first quarter of 2013 but should have been recognized in the fourth quarter of 2012. Because of this material weakness, the General Partner’s Chief Executive Officer and Principal Financial Officer have concluded that, as of March 31, 2013, our disclosure controls and procedures were not effective in ensuring that information relating to us which is required to be disclosed in our periodic reports filed or submitted under the Securities Exchange Act of 1934 is (a) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (b) accumulated and communicated to management, including the General Partner’s Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management has implemented additional procedures and controls and believes that the financial statements in this report are presented fairly, in all material respects, in accordance with US GAAP. Management believes that the additional control procedures will result in effective internal controls over financial reporting moving forward.

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

COMMONWEALTH INCOME & GROWTH FUND VI
BY: COMMONWEALTH INCOME & GROWTH FUND, INC., General Partner
April 24, 2014	By: /s/ Kimberly A. Springsteen-Abbott
Date	Kimberly A. Springsteen-Abbott
Chief Executive Officer Commonwealth Income & Growth Fund, Inc.

April 24, 2014	By: /s/ Lynn A. Franceschina
Date	Lynn A. Franceschina
Executive Vice President, Chief Operating Officer