Form 10-Q
period 2014-03-31
Commonwealth Income & Growth Fund VI
filed 2014-05-15
CIK 1351901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014 or

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

FORM 10-Q
March 31, 2014

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

Commonwealth Income & Growth Fund VI
Condensed Balance Sheets

	March 31,	December 31,
	2014	2013
	(unaudited)
ASSETS
Cash and cash equivalents	$700,166	$29,493
Lease income receivable, net of reserve of approximately $42,000
at March 31, 2014 and December 31, 2013	499,367	302,375
Accounts receivable, Commonwealth Capital Corp., net	104,589	428,786
Other receivables	4,871	2,775
Prepaid expenses	3,342	1,000
	1,312,335	764,429

Net investment in finance leases	92,871	98,098

Equipment, at cost	14,652,031	15,890,079
Accumulated depreciation	(11,019,761)	(11,559,623)
	3,632,270	4,330,456

Equipment acquisition costs and deferred expenses, net of
accumulated amortization of approximately $156,000 and $186,000
at March 31, 2014 and December 31, 2013, respectively	102,404	115,385

Total Assets	$5,139,880	$5,308,368

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES
Accounts payable	$105,254	$97,794
Accounts payable, CIGF, Inc., net	123,328	65,555
Other accrued expenses	772,999	517,521
Unearned lease income	120,303	103,075
Notes payable	515,318	173,876
	1,637,202	957,821

PARTNERS' CAPITAL
General Partner	1,000	1,000
Limited Partners	3,501,678	4,349,547
Total Partners' Capital	3,502,678	4,350,547

Total Liabilities and Partners' Capital	$5,139,880	$5,308,368

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund VI
Condensed Statements of Operations
(unaudited)

	Three months ended March 31,
	2014	2013

Revenue
Lease	$976,760	$1,254,189
Interest and other	16,548	14,591
Gain on sale of equipment	-	22,500
Total revenue	993,308	1,291,280

Expenses
Operating, excluding depreciation	233,537	298,679
Equipment management fee, General Partner	48,969	67,413
Interest	2,476	3,120
Depreciation	591,166	1,095,854
Amortization of equipment acquisition costs and deferred expenses	21,596	42,905
Loss on sale of equipment	43,374	-
Total expenses	941,118	1,507,971

Net income (loss)	$52,190	$(216,691)

Net income (loss) allocated to Limited Partners	$43,210	$(225,672)

Net income (loss) per equivalent Limited Partnership unit	$0.02	$(0.13)

Weighted average number of equivalent
Limited Partnership units outstanding
during the period	1,796,041	1,799,217

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund VI
Condensed Statement of Partner's Capital
For the three months ended March 31, 2014
(unaudited)

	General	Limited
	Partner	Partner	General	Limited
	Units	Units	Partner	Partners	Total
Balance, January 1, 2014	50	1,796,107	$1,000	$4,349,547	$4,350,547
Net income	-	-	8,980	43,210	52,190
Redemptions	-	(300)	-	(2,080)	(2,080)
Distributions	-	-	(8,980)	(888,999)	(897,979)
Balance, March 31, 2014	50	1,795,807	$1,000	$3,501,678	$3,502,678

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund VI
Condensed Statements of Cash Flows
(unaudited)

	Three months ended March 31,
	2014	2013

Net cash provided by operating activities	$539,909	$821,959

Cash flows from investing activities
Capital expenditures	(24,373)	(223,599)
Equipment acquisition fees paid to General Partner	(3,826)	(8,656)
Payments received from finance leases	6,537	-
Net proceeds from the sale of equipment	159,294	28,643
Net cash provided by (used in) investing activities	137,632	(203,612)

Cash flows from financing activities
Redemptions	(2,080)	(39,762)
Distributions to partners	-	(898,071)
Debt placement fees	(4,788)	-
Net cash used in financing activities	(6,868)	(937,833)

Net increase (decrease) in cash and cash equivalents	670,673	(319,486)

Cash and cash equivalents at beginning of the period	29,493	860,982

Cash and cash equivalents at end of the period	$700,166	$541,496

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The financial information presented as of any date other than December 31, 2013 has been prepared from the books and records without audit. Financial information as of December 31, 2013 has been derived from the audited financial statements of the Partnership, but does not include all disclosures required by generally accepted accounting principles to be included in audited financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated, have been included. For further information regarding the Partnership’s accounting policies, refer to the financial statements and related notes included in the Partnership’s annual report on Form 10-K for the year ended December 31, 2013. Operating results for the three months ended March 31, 2014 are not necessarily indicative of financial results that may be expected for the full year ended December 31, 2014.

Disclosure of Fair Value of Financial Instruments

Estimated fair value was determined by management using available market information and appropriate valuation methodologies. However, judgment was necessary to interpret market data and develop estimated fair value. Cash and cash equivalents, receivables, accounts payable and accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values as of March 31, 2014 and December 31, 2013 due to the short term nature of these financial instruments.

The Partnership’s long-term debt consists of notes payable, which are secured by specific equipment and are nonrecourse liabilities of the Partnership. The estimated fair value of this debt at March 31, 2014 and December 31, 2013 approximates the carrying value of these instruments, due to the interest rates on the debt approximating current market interest rates. The Partnership classifies the fair value of its notes payable within Level 2 of the valuation hierarchy based on the observable inputs used to estimate fair value.

Cash and cash equivalents

We consider cash equivalents to be highly liquid investments with an original maturity of 90 days or less.

At March 31, 2014, cash was held in three accounts maintained at one financial institution with an aggregate balance of approximately $701,000. Bank accounts are federally insured up to $250,000 by the FDIC. At March 31, 2014, the total cash balance was as follows:

At March 31, 2014	Amount
Total bank balance	$701,000
FDIC insured	(250,000)
Uninsured amount	$451,000

The Partnership believes it mitigates the risk of holding uninsured deposits by depositing funds with more than one institution and by only depositing funds with major financial institutions. The Partnership deposits its funds with two institutions that are Moody's Aaa-and Aa3 Rated. The Partnership has not experienced any losses in such accounts, and believes it is not exposed to any significant credit risk. The amounts in such accounts will fluctuate throughout 2014 due to many factors, including cash receipts, equipment acquisitions, interest rates and distributions to investors.

Recent Accounting Pronouncements

In April 2014, the FASB issued ASU No. 2014-08 (“ASU Updated 2014-08”), Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This ASU provides guidance on the change in criteria established to enhance the presentation of reporting discontinued operations. The guidance is effective for annual financial statements beginning on or after December 15, 2014 that report discontinued operations or disposals of components of an entity. The Partnership is currently evaluating the effect that this ASU will have on its financial statements.

In March 2014, the FASB issued ASU No. 2014-06 (“ASU Updated 2014-06”), Technical Corrections and Improvements Related to Glossary Terms. This ASU provides updates to the FASB Accounting Standards Codification established in September 2009 as the source of authoritative U.S. GAAP recognized by the FASB. The update is effectively immediately upon issuance. The Partnership adopted this ASU during the first quarter of 2014 and there was no material impact on its financial statements.

In April 2013, the FASB issued ASU No. 2013-07 (“ASU Updated 2013-07”), Presentation of Financial Statements (Topic 205): Liquidation Basis of Accounting. This ASU provides guidance on the application of the liquidation basis of accounting as provided by U.S. GAAP. The guidance will improve the consistency of financial reporting for liquidating entities. The guidance in this ASU is effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. The Partnership is currently evaluating the effect that this ASU will have on its financial statements during the liquidation phase of its life cycle.

3. Information Technology, Medical Technology, Telecommunications Technology, Inventory Management and Other Business-Essential Capital Equipment (“Equipment”)

The Partnership is the lessor of equipment under leases with periods that generally will range from 12 to 48 months. In general, associated costs such as repairs and maintenance, insurance and property taxes are paid by the lessee.

Remarketing fees will be paid to the leasing companies from which the Partnership purchases leases. These are fees that are earned by the leasing companies when the initial terms of the lease have been met. The General Partner believes that this strategy adds value since it entices the leasing company to remain actively involved with lessee and encourages potential extensions, remarketing or sale of equipment. This strategy is designed to minimize any conflicts the leasing company may have with a new lessee and may assist in maximizing overall portfolio performance. The remarketing fee is tied into lease performance thresholds and is a factor in the negotiation of the fee. Remarketing fees of approximately $2,000 and $49,000 were incurred for the three months ended March 31, 2014 and 2013, respectively. For the three months ended March 31, 2014 and 2013, there were no remarketing fees paid.

Gains from the termination of leases are recognized when the lease is modified and terminated concurrently. Gains from lease termination included in lease revenue for the three months ended March 31, 2014 was approximately $185,000.  For the three months ended March 31, 2013, the Partnership did not recognize any gain from the termination of leases.

CCC, on behalf of the Partnership and on behalf of other affiliated partnerships, acquires equipment subject to associated debt obligations and lease agreements and allocates a participation in the cost, debt and lease revenue to the various partnerships based on certain risk factors.

The Partnership’s share of the cost of the equipment in which it participates with other partnerships at March 31, 2014 was approximately $6,003,000 and is included in the Partnership’s equipment on its balance sheet. The total cost of the equipment shared by the Partnership with other partnerships at March 31, 2014 was approximately $13,210,000. The Partnership’s share of the outstanding debt associated with this equipment at March 31, 2014 was approximately $515,000 and is included in the Partnership’s notes payable on its balance sheet. The total outstanding debt related to the equipment shared by the Partnership at March 31, 2014 was approximately $1,575,000.

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

As the Partnership and the other programs managed by the General Partner continue to acquire new equipment for the portfolio, opportunities for shared participation are expected to continue. Sharing in the acquisition of a lease portfolio gives the fund an opportunity to acquire additional assets and revenue streams, while allowing the fund to remain diversified and reducing its overall risk with respect to one portfolio.

The following is a schedule of future minimum rentals on non-cancellable operating leases at March 31, 2014:
Amount
Nine months ended December 31, 2014	$1,632,000
Year ended December 31, 2015	887,000
Year ended December 31, 2016	222,000
Year ended December 31, 2017	13,000
$2,754,000

Finance Leases:

The following lists the components of the net investment in direct finance leases at March 31, 2014:

Amount
Total minimum lease payments to be received	$92,000
Initial direct costs	3,000
Estimated residual value of leased equipment (unguaranteed)	11,000
Less: unearned income	(13,000)
Net investment in direct finance leases	$93,000

Our finance lease customers operate in various industries, and we have no significant customer concentration in any one industry. We assess credit risk for all of our customers, including those that lease under finance leases. This credit risk is assessed using an internally developed model which incorporates credits scores from third party providers and our own customer risk ratings and is periodically reviewed . Our internal ratings are weighted based on the industry that the customer operates in. Factors taken into consideration when assessing risk includes both general and industry specific qualitative and quantitative metrics. We separately take in to consideration payment history, open lawsuits, liens and judgments. Typically, we will not extend credit to a company that has been in business for less than 5 years or that has filed for bankruptcy within the same period. Our internally based model may classify a company as high risk based on our analysis of their audited financial statements and their payment history. Additional considerations of high risk may include history of late payments, open lawsuits and liens or judgments. In an effort to mitigate risk, we typically require deposits from those in this category.

The following table presents the credit risk profile, by creditworthiness category, of our finance lease receivables at March 31, 2014:

Risk Level	Percent of Total
Low	-%
Moderate-Low	100%
Moderate	-%
Moderate-High	-%
High	%
Net finance lease receivable	100%

As of March 31, 2014, we determined that we did not have a need for an allowance for uncollectible accounts associated with any of our finance leases, as the customer payment histories with us, associated with these leases, has been positive, with no late payments.

The following is a schedule of future minimum rentals on noncancelable direct financing leases at March 31, 2014:

Amount
Nine months ended December 31, 2014	$20,000
Year ended December 31, 2015	26,000
Year ended December 31, 2016	26,000
Year ended December 31, 2017	20,000
$92,000

4. Related Party Transactions

Receivables/Payables

As of March 31, 2014, the Partnership’s related party receivables and payables are short term, unsecured, and non-interest bearing.

Three months ended March 31,	2014	2013

Reimbursable expenses
Reimbursable expenses, which are charged to the Partnership by CCC in connection with the administration and operation of the Partnership, are allocated to the Partnership based upon several factors including, but not limited to, the number of investors, compliance issues, and the number of existing leases. For the three months ended March 31, 2014 and 2013, the Partnership was charged approximately $74,000 and $130,000 in other LP expense, respectively.	$199,000	$262,000

Equipment acquisition fee
The General Partner earned an equipment acquisition fee of 4% of the purchase price of each item of equipment purchased as compensation for the negotiation of the acquisition of the equipment and lease thereof or sale under a conditional sales contract.	$4,000	$9,000

Equipment management fee
The General Partner is entitled to be paid a monthly fee equal to the lesser of (i) the fees which would be charged by an independent third party for similar services for similar equipment or (ii) the sum of (a) two percent of (1) the gross lease revenues attributable to equipment which is subject to full payout net leases which contain net lease provisions plus (2) the purchase price paid on conditional sales contracts as received by the Partnership and (b) 5% of the gross lease revenues attributable to equipment which is subject to operating and capital leases.	$49,000	$67,000

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
	$5,000	$-
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
	$5,000	$1,000

5. Notes Payable

Notes payable consisted of the following approximate amounts:

	March 31, 2014	December 31, 2013
Installment note payable to bank: interest rate of 5.25%, due in monthly installments of $7,441, including interest, with final payment in January 2014	$-	$52,000

Installment note payable to bank; interest rate of 4.23%, due in quarterly installments of $10,311 including interest, with final payment in September 2015	60,000	69,000

Installment note payable to bank; interest rate of 4.23%, due in quarterly installments of $5,665, including interest, with final payment in June 2016	48,000	53,000

Installment notes payable to bank; interest rates ranging from 4.23% to 4.85%, due in quarterly installments ranging from $6,288 to $35,894, including interest, with final payment in December 2016	407,000	-
	$515,000	$174,000

During January 2014, notes payable of approximately $52,000 was satisfied as the result of an early buy-out. The note was originally scheduled to mature in July 2014.

Subsequent to March 31, 2014, the Partnership entered into installment notes payable to the bank of approximately $97,000 in connection with the purchase of equipment.

The notes are secured by specific equipment with a carrying value of approximately $705,000 and are nonrecourse liabilities of the Partnership. As such, the notes do not contain any financial debt covenants with which we must comply on either an annual or quarterly basis. Aggregate maturities of notes payable for each of the periods subsequent to March 31, 2014 are as follows:

Amount
Nine months ended December 31, 2014	$164,000
Year ended December 31, 2015	210,000
Year ended December 31, 2016	141,000
$515,000

6. Supplemental Cash Flow Information

Other noncash activities included in the determination of net income (loss) are as follows:

Three months ended March 31,	2014	2013
Lease revenue net of interest expense on notes payable realized as a result of direct payment of principal by lessee to bank	$137,000	$72,000

No interest or principal on notes payable was paid by the Partnership because direct payment was made by lessee to the bank in lieu of collection of lease income and payment of interest and principal by the Partnership.

Noncash investing and financing activities include the following:

Three months ended March 31,	2014	2013
Debt assumed in connection with purchase of equipment	$71,000	$-
Debt assumed and satisfaction of liability in 2014 in connection with acquisition of equipment in 2013	$408,000	$-
Accrual for distributions to partners paid in April 2014	$898,000	$-

During the three months ended March 31, 2014 and 2013, the Partnership wrote-off fully amortized acquisition and finance fees of approximately $52,000 and $106,000, respectively.

During the three months ended March 31, 2013, the Partnership wrote-off fully reserved lease income receivable of approximately $323,000. There were no write-offs in 2014.

During the three months ended March 31, 2014, the Partnership wrote off fully depreciated equipment of approximately $403,000. There were no write-offs in 2013.

7. Commitments and Contingencies

Allied Health Care Services

As previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2013, management wrote off the fully reserved accounts receivable and fully impaired assets related to the lease to Allied Health Care Services, Inc. (“Allied”), due to the bankruptcy of Allied and the criminal conviction of its founder for fraud. There have been no material changes in the status of Allied’s bankruptcy or in the likelihood of recovering available assets since the date of the Partnership’s annual report. The deadline for the bankruptcy trustee to pursue adversary claims against certain creditors has expired, including extensions. The bankruptcy trustee cannot seek to claim the Partnership's payments received from Allied, therefore the Partnership has no exposure to such potential claims. Commonwealth continues to pursue all of our rights against both Allied and Mr. Schwartz to recover any available assets to the greatest extent possible.

SEC Settlement

In August 2012 the staff of the U.S. Securities and Exchange Commission raised a question with Commonwealth Capital Corp. (“Commonwealth”), the sponsor of our funds, regarding the interpretation and application of the term “control person.” The term affected the scope of the reimbursement to Commonwealth of certain expenses incurred for the funds. The staff was concerned that some investors may not have understood the meaning and methodology used by the funds. Commonwealth worked with the staff to assure that our disclosure was clarified. Commonwealth Income and Growth Fund, Inc., the General Partner of the funds, entered into a settlement with the SEC in September 2013 of approximately $200,000 that is being paid to several of the Funds. The Partnership’s portion of the settlement is approximately $40,000, which was recorded as a reduction in expenses in the condensed statement of operations during the year ended December 31, 2013 in accordance with the accounting guidance in FASB ASC 605-50. As of March 31, 2014, the balance of this receivable is approximately $20,000.

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

Readers are also directed to other risks and uncertainties discussed in other documents we file with the SEC, including, without limitation, those discussed in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed with the SEC. We undertake no obligation to update or revise any forward-looking information, whether as a result of new information, future developments or otherwise.

INDUSTRY OVERVIEW

The Equipment Lease Finance Association (ELFA) Monthly Leasing and Finance Index which reports economic activity for the $827 billion equipment finance sector showed overall new business volume for quarter ending March 31, 2014 increased at rate of 5.8% relative to the same period of 2013. Credit quality remained flat as the rate of receivables aged in excess of 30 days increased to 2.1% from the same period last year. Additionally, charge-offs remain unchanged at the all-time low of 0.2%. More than 65% of ELFA reporting members reported submitting more transactions for approval during the month of March.  According to the Equipment Lease Foundation, growth for 2014 is forecast at 4.0%.

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

REVENUE RECOGNITION

Through March 31, 2014, the Partnership’s lease portfolio consisted of operating leases and finance leases. For operating leases, lease revenue is recognized on a straight-line basis in accordance with the terms of the lease agreement.

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

Gains from the termination of leases are recognized when the lease is modified and terminated concurrently. Gains from lease termination included in lease revenue for the three months ended March 31, 2014 was approximately $185,000.  For the three months ended March 31, 2013, the Partnership did not recognize any gain from the termination of leases.

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

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash

Our primary sources of cash for the three months ended March 31, 2014 were cash provided by operating activities of approximately $540,000 and net proceeds from the sale of equipment of approximately $159,000, compared to the three months ended March 31, 2013 where our primary sources of cash were provided by operating activities of approximately $822,000 and net proceeds from the sale of equipment of approximately $29,000. Our primary use of cash for the three months ended March 31, 2014 was for the purchase of new equipment of approximately $24,000.  For the three months ended March 31, 2013, capital expenditures were approximately $224,000, distributions to partners were approximately $898,000 and redemptions were approximately $40,000.

Distributions to partners of approximately $898,000 were accrued for in March 2014 and paid in April 2014.

Cash was provided by operating activities for the three months ended March 31, 2014 of approximately $540,000, which includes a net income of approximately $52,000 and depreciation and amortization expenses of approximately $613,000. Other noncash activities included in the determination of net loss include direct payments to banks by lessees of approximately $137,000. For the three months ended March 31, 2013, cash was provided by operating activities of approximately $822,000, which includes a net loss of approximately $132,000 and depreciation and amortization expenses of approximately $1,139,000. Other noncash activities included in the determination of net loss include direct payments to banks by lessees of approximately $72,000.

As we continue to acquire equipment for the equipment portfolio, operating expenses may increase, but because of our investment strategy of leasing equipment primarily through triple-net leases, we avoid operating expenses related to equipment maintenance or taxes.

CCC, on our behalf and on behalf of other affiliated partnerships, acquires equipment subject to associated debt obligations and lease revenue and allocates a participation in the cost, debt and lease revenue to the various partnerships based on certain risk factors.
Capital expenditures and distributions are expected to continue to increase overall during the remainder of 2014 as management focuses on additional equipment acquisitions and funding limited partner distributions. We intend to invest approximately $900,000 in additional equipment during the remainder of 2014, primarily through debt financing.

We consider cash equivalents to be highly liquid investments with an original maturity of 90 days or less.

At March 31, 2014, cash was held in three accounts maintained at one financial institution with an aggregate balance of approximately $701,000. Bank accounts are federally insured up to $250,000 by the FDIC. At March 31, 2014, the total cash balance was as follows:

At March 31, 2014	Amount
Total bank balance	$701,000
FDIC insured	(250,000)
Uninsured amount	$451,000

The Partnership believes it mitigates the risk of holding uninsured deposits by depositing funds with more than one institution and by only depositing funds with major financial institutions. The Partnership deposits its funds with two institutions that are Moody's Aaa-and Aa3 Rated. The Partnership has not experienced any losses in such accounts, and believes it is not exposed to any significant credit risk. The amounts in such accounts will fluctuate throughout 2014 due to many factors, including cash receipts, equipment acquisitions, interest rates and distributions to investors.

The Partnership’s investment strategy of acquiring equipment and generally leasing it under triple-net leases to operators who generally meet specified financial standards minimizes our operating expenses. As of March 31, 2014, the Partnership had future minimum rentals on non-cancelable operating leases of approximately $1,632,000 for the balance of the year ending December 31, 2014 and approximately $1,122,000 thereafter. As of March 31, 2014, the Partnership had future minimum rentals on non-cancelable finance leases of approximately $21,000 for the balance of the year ending December 31, 2014 and approximately $71,000 thereafter.

As of March 31, 2014, our non-recourse debt was approximately $515,000 with interest rates ranging from 4.23% to 4.85% and will be payable through December 2016.

RESULTS OF OPERATIONS

Three months ended March 31, 2014 compared to three months ended March 31, 2014

Lease Revenue

Our lease revenue decreased to approximately $977,000 for the three months ended March 31, 2014, from approximately $1,254,000 for the three months ended March 31, 2013. This decrease was primarily due to fewer acquisitions of new leases during the three months ended March 31, 2014 compared to the termination of leases.

The Partnership had 116 active operating leases that generated lease revenue of approximately $977,000 at March 31, 2014. The Partnership had 256 active operating leases that generated lease revenue of approximately $1,254,000 at March 31, 2013. The reduction in active leases from the three months ended March 31, 2014 as compared to the three months ended March 31, 2013 is primarily the result of a buy-out of several operating leases with a significant lessee during the year ended December 31, 2013 that resulted in the termination of numerous operating leases. Management expects to continue to add new leases to the Partnership’s portfolio throughout 2014, primarily through debt financing.

Sale of Equipment

We sold equipment with a net book value of approximately $203,000 for a net loss of approximately $43,000 for the three months ended March 31, 2014. This compares to the three months ended March 31, 2013, when we sold equipment with a net book value of approximately $6,000 for a net gain of approximately $23,000.

Operating Expenses

Our operating expenses, excluding depreciation, primarily consist of accounting and legal fees, outside service fees and reimbursement of expenses to CCC for administration and operation of the Partnership. These expenses decreased to approximately $233,000 for the three months ended March 31, 2014, from approximately $299,000 for the three months ended March 31, 2013. This decrease is primarily attributable to decreases in administrative, office, remarketing, other LP and storage expenses, partially offset by an increase in legal fees.

Equipment Management Fees

We pay an equipment management fee to our general partner for managing our equipment portfolio. The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases and approximately 2% of the gross lease revenue attributable to equipment that is subject to direct financing leases. The equipment management fee decreased to approximately $49,000 for the three months ended March 31, 2014 from approximately $67,000 for the three months ended March 31, 2013, which is consistent with the decrease in lease revenue.

Depreciation and Amortization Expense

Depreciation and amortization expenses consist of depreciation on equipment and amortization of equipment acquisition fees. These expenses decreased to approximately $613,000 for the three months ended March 31, 2014, from approximately $1,139,000 for the three months ended March 31, 2013. This decrease was due to the higher frequency in the termination of leases and equipment being fully depreciated as compared to the acquisition of new leases for the three months ended March 31, 2014.

Net Income (Loss)

For the three months ended March 31, 2014, we recognized revenue of approximately $993,000 and expenses of approximately $941,000, resulting in a net income of approximately $52,000. For the three months ended March 31, 2013, we recognized revenue of approximately $1,376,000 and expenses of approximately $1,508,000, resulting in a net loss of approximately $132,000. This change in net gain is due to the changes in revenue and expenses as described above.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

N/A

Item 4. Controls and Procedures

Our management, under the supervision and with the participation of the General Partner’s Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures related to our reporting and disclosure obligations as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, the General Partner’s Chief Executive Officer and Principal Financial Officer have concluded that, as of March 31, 2014, our disclosure controls and procedures are effective in ensuring that information relating to us which is required to be disclosed in our periodic reports filed or submitted under the Securities Exchange Act of 1934 is (a) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (b) accumulated and communicated to management, including the General Partner’s Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There were no changes in the Partnership’s internal control over financial reporting during the first quarter of 2014 that have materially affected or are reasonably likely to materially affect its internal control over financial reporting.

Part II: OTHER INFORMATION

Item 1. Legal Proceedings

Allied Health Care Services

As previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2013, management wrote off the fully reserved accounts receivable and fully impaired assets related to the lease to Allied Health Care Services, Inc. (“Allied”), due to the bankruptcy of Allied and the criminal conviction of its founder for fraud. There have been no material changes in the status of Allied’s bankruptcy or in the likelihood of recovering available assets since the date of the Partnership’s annual report. The deadline for the bankruptcy trustee to pursue adversary claims against certain creditors has expired, including extensions. The bankruptcy trustee cannot seek to claim the Partnership's payments received from Allied, therefore the Partnership has no exposure to such potential claims. Commonwealth continues to pursue all of our rights against both Allied and Mr. Schwartz to recover any available assets to the greatest extent possible.

SEC Settlement

In August 2012 the staff of the U.S. Securities and Exchange Commission raised a question with Commonwealth Capital Corp. (“Commonwealth”), the sponsor of our funds, regarding the interpretation and application of the term “control person.” The term affected the scope of the reimbursement to Commonwealth of certain expenses incurred for the funds. The staff was concerned that some investors may not have understood the meaning and methodology used by the funds. Commonwealth worked with the staff to assure that our disclosure was clarified. Commonwealth Income and Growth Fund, Inc., the General Partner of the funds, entered into a settlement with the SEC in September 2013 of approximately $200,000 that is being paid to several of the Funds. The Partnership’s portion of the settlement is approximately $40,000, which was recorded as a reduction in expenses in the condensed statement of operations during the year ended December 31, 2013 in accordance with the accounting guidance in FASB ASC 605-50. As of March 31, 2014, the balance of this receivable is approximately $20,000.

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

COMMONWEALTH INCOME & GROWTH FUND VI
BY: COMMONWEALTH INCOME & GROWTH FUND, INC., General Partner
May 15, 2014	By: /s/ Kimberly A. Springsteen-Abbott
Date	Kimberly A. Springsteen-Abbott
Chief Executive Officer Commonwealth Income & Growth Fund, Inc.

May 15, 2014	By: /s/ Lynn A. Franceschina
Date	Lynn A. Franceschina
Executive Vice President, Chief Operating Officer