Form 10-Q
period 2014-06-30
Commonwealth Income & Growth Fund VI
filed 2014-08-14
CIK 1351901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014 or

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

FORM 10-Q
JUNE 30, 2014

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

Commonwealth Income & Growth Fund VI
Condensed Balance Sheets

	June 30,	December 31,
	2014	2013
	(unaudited)

ASSETS
Cash and cash equivalents	$445,329	$29,493
Lease income receivable, net of reserve of approximately $42,000
at June 30, 2014 and December 31, 2013	120,445	302,375
Accounts receivable, Commonwealth Capital Corp., net	70,213	428,786
Other receivables	2,775	2,775
Prepaid expenses	5,600	1,000
	644,362	764,429

Net investment in finance leases	159,785	98,098

Equipment, at cost	14,837,463	15,890,079
Accumulated depreciation	(11,274,651)	(11,559,623)
	3,562,812	4,330,456

Equipment acquisition costs and deferred expenses, net of accumulated amortization of approximately $173,000 and $186,000 at June 30, 2014 and
December 31, 2013, respectively	102,633	115,385

Total Assets	$4,469,592	$5,308,368

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES
Accounts payable	$101,922	$97,794
Accounts payable, CIGF, Inc., net	217,079	65,555
Other accrued expenses	474,305	517,521
Unearned lease income	95,195	103,075
Notes payable	716,990	173,876
	1,605,491	957,821

PARTNERS' CAPITAL
General Partner	1,000	1,000
Limited Partners	2,863,101	4,349,547
Total Partners' Capital	2,864,101	4,350,547

Total Liabilities and Partners' Capital	$4,469,592	$5,308,368

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund VI
Condensed Statements of Operations
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013

Revenue
Lease	$788,092	$1,001,450	$1,764,852	$2,255,639
Interest and other	13,905	941	30,453	15,532
Gain on sale of investment in finance leases	-	728	-	728
Gain on sale of equipment	9,271	-	-	-
Total revenue	811,268	1,003,119	1,795,305	2,271,899

Expenses
Operating, excluding depreciation	185,397	220,012	418,934	518,691
Equipment management fee, General Partner	39,707	50,279	88,676	117,692
Interest	6,755	2,514	9,231	5,634
Depreciation	576,173	964,351	1,167,339	2,060,205
Amortization of equipment acquisition costs and deferred expenses	22,818	37,236	44,414	80,141
Loss on sale of equipment	-	101,331	34,103	78,831
Total expenses	830,850	1,375,723	1,762,697	2,861,194

Net (loss) income	$(19,582)	$(372,604)	$32,608	$(589,295)

Net (loss) income allocated to Limited Partners	$(25,772)	$(381,584)	$17,438	$(607,256)

Net (loss) income per equivalent Limited Partnership unit	$(0.01)	$(0.21)	$0.01	$(0.34)

Weighted average number of equivalent
Limited Partnership units outstanding
during the period	1,799,410	1,799,710	1,795,923	1,797,653

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund VI
Condensed Statement of Partners' Capital
For the six months ended June 30, 2014
(unaudited)

	General	Limited
	Partner	Partner	General	Limited
	Units	Units	Partner	Partners	Total
Balance, January 1, 2014	50	1,796,107	$1,000	$4,349,547	$4,350,547
Net income	-	-	15,170	17,438	32,608
Redemptions	-	(300)	-	(2,080)	(2,080)
Distributions	-	-	(15,170)	(1,501,804)	(1,516,974)
Balance, June 30, 2014	50	1,795,807	$1,000	$2,863,101	$2,864,101

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund VI
Condensed Statements of Cash Flows
(unaudited)

	Six months ended June 30,
	2014	2013

Net cash provided by operating activities	$1,690,854	$1,803,001

Cash flows from investing activities
Capital expenditures	(253,125)	(501,450)
Purchase of finance leases	(73,033)	-
Payments received from finance leases	17,887	-
Equipment acquistion fees paid to General Partner	(27,016)	(19,770)
Net proceeds from the sale of equipment	168,565	49,347
Net cash used in investing activities	(166,722)	(471,873)

Cash flows from financing activities
Redemptions	(2,080)	(39,762)
Distributions to partners	(1,098,648)	(1,796,100)
Debt placement fees	(7,568)	-
Net cash used in financing activities	(1,108,296)	(1,835,862)

Net increase (decrease) in cash and cash equivalents	415,836	(504,734)

Cash and cash equivalents at at beginning of the period	29,493	860,982

Cash and cash equivalents at end of the period	$445,329	$356,248

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The financial information presented as of any date other than December 31, 2013 has been prepared from the books and records without audit. Financial information as of December 31, 2013 has been derived from the audited financial statements of the Partnership, but does not include all disclosures required by generally accepted accounting principles to be included in audited financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated, have been included. For further information regarding the Partnership’s accounting policies, refer to the financial statements and related notes included in the Partnership’s annual report on Form 10-K for the year ended December 31, 2013. Operating results for the six months ended June 30, 2014 are not necessarily indicative of financial results that may be expected for the full year ended December 31, 2014.

Disclosure of Fair Value of Financial Instruments

Estimated fair value was determined by management using available market information and appropriate valuation methodologies. However, judgment was necessary to interpret market data and develop estimated fair value. Cash and cash equivalents, receivables, accounts payable and accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values as of June 30, 2014 and December 31, 2013 due to the short term nature of these financial instruments.

The Partnership’s long-term debt consists of notes payable, which are secured by specific equipment and are nonrecourse liabilities of the Partnership. The estimated fair value of this debt at June 30, 2014 and December 31, 2013 approximates the carrying value of these instruments, due to the interest rates on the debt approximating current market interest rates. The Partnership classifies the fair value of its notes payable within Level 2 of the valuation hierarchy based on the observable inputs used to estimate fair value.

Cash and cash equivalents

We consider cash equivalents to be highly liquid investments with an original maturity of 90 days or less.

At June 30, 2014, cash was held in two accounts maintained at one financial institution with an aggregate balance of approximately $448,000. Bank accounts are federally insured up to $250,000 by the FDIC. At June 30, 2014, the total cash balance was as follows:

At June 30, 2014	Balance
Total bank balance	$448,000
FDIC insured	(250,000)
Uninsured amount	$198,000

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

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). The Partnership is currently evaluating the effect that this ASU will have on its financial statements.

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

Remarketing fees are paid to the leasing companies from which the Partnership purchases leases. These are fees that are earned by the leasing companies when the initial terms of the lease have been met. The General Partner believes that this strategy adds value since it entices the leasing company to remain actively involved with the lessee and encourages potential extensions, remarketing or sale of equipment. This strategy is designed to minimize any conflicts the leasing company may have with a new lessee and may assist in maximizing overall portfolio performance. The remarketing fee is tied into lease performance thresholds and is a factor in the negotiation of the fee. Remarketing fees incurred in connection with lease extensions are accounted for as operating costs. Remarketing fees incurred in connection with the sale of equipment are included in the gain or loss calculations. For the six months ended June 30, 2014 and 2013, remarketing fees were incurred in the amounts of $4,000 and $30,000, respectively. For the six months ended June 30, 2014 and 2013 remarketing fees were paid in the amount of $0 and $61,000, respectively.

CCC, on behalf of the Partnership and on behalf of other affiliated partnerships, acquires equipment subject to associated debt obligations and lease agreements and allocates a participation in the cost, debt and lease revenue to the various partnerships based on certain risk factors.

The Partnership’s share of the cost of the equipment in which it participates with other partnerships at June 30, 2014 was approximately $6,003,000 and is included in the Partnership’s equipment on its balance sheet. The total cost of the equipment shared by the Partnership with other partnerships at June 30, 2014 was approximately $13,210,000. The Partnership’s share of the outstanding debt associated with this equipment at June 30, 2014 was approximately $457,000 and is included in the Partnership’s notes payable on its balance sheet. The total outstanding debt related to the equipment shared by the Partnership at June 30, 2014 was approximately $1,406,000.

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

As the Partnership and the other programs managed by the General Partner acquire new equipment for the Partnerships, opportunities for shared participation are expected to continue. Sharing in the acquisition of a lease portfolio gives the fund an opportunity to acquire additional assets and revenue streams, while allowing the fund to remain diversified and reducing its overall risk with respect to one portfolio. Thus, total shared equipment and related debt should continue to occur throughout the remainder of 2014.

The following is a schedule of future minimum rentals on non-cancellable operating leases at June 30, 2014:

Six Months ended December 31, 2014	$1,003,000
Year ended December 31, 2015	1,024,000
Year ended December 31, 2016	343,000
Year ended December 31, 2017	46,000
$2,416,000

Finance Leases:

The following lists the components of the net investment in direct finance leases at June 30, 2014:

Amount
Total minimum lease payments to be received	$157,000
Initial direct costs	6,000
Estimated residual value of leased equipment (unguaranteed)	20,000
Less: unearned income	(23,000)
Net investment in direct finance leases	$160,000

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

The following table presents the credit risk profile, by creditworthiness category, of our finance lease receivables at June 30, 2014:

Risk Level	Percent of Total
Low	-%
Moderate-Low	-%
Moderate	-%
Moderate-High	100%
High	-%
Net finance lease receivable	100%

As of June 30, 2014, we determined that we did not have a need for an allowance for uncollectible accounts associated with any of our finance leases, as the customer payment histories with us, associated with these leases, has been positive, with no late payments.

The following is a schedule of future minimum rentals on non-cancelable direct financing leases at June 30, 2014:

Amount
Six months ended December 31, 2014	$23,000
Year ended December 31, 2015	45,000
Year ended December 31, 2016	45,000
Year ended December 31, 2017	39,000
Year ended December 31, 2018	5,000
$157,000

4. Related Party Transactions

Receivables/Payables

As of June 30, 2014, the Partnership’s related party receivables and payables are short term, unsecured, and non-interest bearing.

During the year ended December 31, 2013, the Partnership recorded a receivable from CCC of approximately $47,000 related to the SEC settlement. As of June 30, 2014, the balance of this receivable is approximately $10,000.

Six months ended June 30,	2014	2013

Reimbursable expenses
Reimbursable expenses, which are charged to the Partnership by CCC in connection with the administration and operation of the Partnership, are allocated to the Partnership based upon several factors including, but not limited to, the number of investors, compliance issues, and the number of existing leases. For the six months ended June 30, 2014 and 2013, Other LP expense of approximately $143,000 and $239,000 was charged to the Partnership.	$404,000	$471,000
Equipment acquisition fee
The General Partner earned an equipment acquisition fee of 4% of the purchase price of each item of equipment purchased as compensation for the negotiation of the acquisition of the equipment and lease thereof or sale under a conditional sales contract. The Partnership earned acquisition fees on the purchase of both operating and finance leases of approximately $24,000 and $3,000, respectively.	$27,000	$20,000
Equipment management fee
The General Partner is entitled to be paid a monthly fee equal to the lesser of (i) the fees which would be charged by an independent third party for similar services for similar equipment or (ii) the sum of (a) two percent of (1) the gross lease revenues attributable to equipment which is subject to full payout net leases which contain net lease provisions plus (2) the purchase price paid on conditional sales contracts as received by the Partnership and (b) 5% of the gross lease revenues attributable to equipment which is subject to operating and capital leases.	$89,000	$118,000
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
	$8,000	$-
Equipment liquidation fee
With respect to each item of equipment sold by the General Partner (other than in connection with a conditional sales contract), a fee equal to the lesser of (i) 50% of the competitive equipment sale commission or (ii) three percent of the sales price for such equipment is payable to the General Partner. The payment of such fees is subordinated to the receipt by the limited partners of (i) the return of their net capital contributions and 10% per annum cumulative return, compounded daily, on adjusted capital contributions and (ii) the net disposition proceeds from such sale in accordance with the Partnership Agreement. Such fee will be reduced to the extent any liquidation or resale fees are paid to unaffiliated parties. During the six months ended June 30, 2014 and 2013, the General Partner earned but waived approximately $0 and $2,000 of equipment liquidation fees, respectively.
	$5,000	$2,000

5. Notes Payable

Notes payable consisted of the following approximate amounts:

	June 30, 2014	December 31, 2013
Installment note payable to bank: interest rate of 5.25%, due in monthly installments of $7,441, including interest, with final payment in January 2014	$-	$52,000

Installment note payable to bank; interest rate of 4.23%, due in quarterly installments of $10,311, including interest, with final payment in September 2015	50,000	69,000

Installment note payable to bank; interest rate of 4.23%, due in quarterly installments of $5,665, including interest, with final payment in June 2016	43,000	53,000

Installment note payable to bank; interest rate of 4.85%, due in quarterly installments of $35,894, including interest, with final payment in August 2016	304,000	-

Installment note payable to bank; interest rate of 4.23%, due in quarterly installments of $6,288, including interest, with final payment in December 2016	59,000	-

Installment note payable to bank; interest rate of 1.60%, due in monthly installments of $2,775, including interest, with final payment in March 2017	90,000	-

Installment note payable to bank; interest rate of 1.60%, due in monthly installments of $5,138, including interest, with final payment in April 2017	171,000	-
	$717,000	$174,000

The notes are secured by specific equipment with a carrying value of approximately $983,000 as of June 30, 2014 and are nonrecourse liabilities of the Partnership. As such, the notes do not contain any financial debt covenants with which we must comply on either an annual or quarterly basis. Aggregate maturities of notes payable for each of the periods subsequent to June 30, 2014 are as follows:

Amount
Six months ending December 31, 2014	$152,000
Year ended December 31, 2015	302,000
Year ended December 31, 2016	234,000
Year ended December 31, 2017	29,000
$717,000

6. Supplemental Cash Flow Information

Other noncash activities included in the determination of net loss are as follows:

Six months ended June 30,	2014	2013
Lease revenue net of interest expense on notes payable realized as a result of direct payment of principal by lessee to bank	$214,000	$113,000
Accrual for distribution to partners paid in July 2014	$418,000	$-

No interest or principal on notes payable was paid by the Partnership because direct payment was made by lessee to the bank in lieu of collection of lease income and payment of interest and principal by the Partnership.

Noncash investing and financing activities include the following:

Six months ended June 30,	2014	2013
Consideration from CCC related to the sale of investments in finance receivables	$-	$57,000
Consideration from CCC related to the sale of equipment under operating leases	$-	$60,000
Debt assumed in the connection with purchase of equipment	$349,000	$-
Debt assumed and satisfaction of liability in 2014 in connection with acquisition of equipment in 2013	$408,000	$-

During the six months ended June 30, 2014 and 2013, the Partnership wrote-off fully amortized acquisition and finance fees of approximately $58,000 and $216,000, respectively.

During the six months ended June 30, 2014 and 2013, the Partnership wrote-off fully reserved lease income receivable of approximately $0 and $408,000, respectively.

During the six months ended June 30, 2014, the Partnership wrote-off fully depreciated equipment of approximately $403,000.  There were no write-offs in 2013.

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

SEC Settlement

In August 2012 the staff of the U.S. Securities and Exchange Commission raised a question with Commonwealth Capital Corp. (“Commonwealth”), the sponsor of our funds, regarding the interpretation and application of the term “control person.” The term affected the scope of the reimbursement to Commonwealth of certain expenses incurred for the funds. The staff was concerned that some investors may not have understood the meaning and methodology used by the funds. Commonwealth worked with the staff to assure that our disclosure was clarified. Commonwealth Income and Growth Fund, Inc., the General Partner of the funds, entered into a settlement with the SEC in September 2013 of approximately $200,000 that is being allocated to several of the Funds. The Partnership’s portion of the settlement is approximately $40,000, which was recorded as a reduction in expenses in the condensed statement of operations during the year ended December 31, 2013 in accordance with the accounting guidance in FASB ASC 605-50. As of June 30, 2014, the balance of this receivable is approximately $10,000.

FINRA

On May 3, 2013, the FINRA Department of Enforcement filed a complaint naming CCSC and the owner of the firm, Kimberly Springsteen-Abbott, as respondents. The complaint alleges that Ms. Springsteen-Abbott approved misallocation of certain expenses to the funds. On October 22, 2013, FINRA filed an amended complaint that dropped the allegations against CCSC and reduced the scope of the allegations against Kimberly Springsteen-Abbott. Management believes that the expenses at issue include amounts that were proper and were properly allocated to funds, and expenses that had been allocated in error but were previously adjusted and repaid to the affected funds when they were identified. During the period in question, Commonwealth Capital Corp. and Ms. Springsteen-Abbott provided support to the funds and voluntarily absorbed expenses and voluntarily waived fees in amounts in excess of any questioned allocations. In May of 2014, an arbitration hearing was conducted before a three member FINRA panel. A decision has not been rendered on this matter. Management believes that resolution of the charge will not result in any adverse financial impact on the Funds, but no assurance can be provided until the proceeding is resolved.

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

INDUSTRY OVERVIEW

The Equipment Leasing and Finance Association's (ELFA) Monthly Leasing and Finance Index, which reports economic activity for the $827 billion equipment finance sector showed overall new business volume for June 30, 2014 was $9 billion, up 5% from new business volume in June 2013. Month over month, new business volume was up 30% from May. Year to date, cumulative new business volume increased 3% compared to 2013. Receivables over 30 days decreased from the previous month at 1.6%, and were up from 1.4% in the same period in 2013. Charge-offs remain unchanged at the all-time low of 0.2%. Credit approvals totaled 80.1% in June, an increase from 76.1% the previous month. Total headcount for equipment finance companies was up 1.0% year over year. Separately, the Equipment Leasing & Finance Foundation's Monthly Confidence Index for July is 61.4, unchanged from the previous month.

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

REVENUE RECOGNITION

Through June 30, 2014, the Partnership’s lease portfolio consisted of operating leases and finance leases. For operating leases, lease revenue is recognized on a straight-line basis in accordance with the terms of the lease agreement.

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

Gains from the termination of leases are recognized when the lease is modified and terminated concurrently. Gains from lease termination included in lease revenue for the six months ended June 30, 2014 was approximately $185,000. For the six months ended June 30, 2013, the Partnership did not recognize any gain from the termination of leases.

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

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash

Our primary sources of cash for the six months ended June 30, 2014 were cash provided by operating activities of approximately $1,691,000 and net proceeds from the sale of equipment of approximately $169,000, compared to the six months ended June 30, 2013 where our primary sources of cash were provided by operating activities of approximately $1,803,000 and net proceeds from the sale of equipment of approximately $49,000.
Our primary uses of cash for the six months ended June 30, 2014 were for the purchase of new equipment of approximately $253,000, purchase of finance leases of approximately $73,000 and distributions to partners of approximately $1,099,000.  For the six months ended June 30, 2013, our primary uses of cash were for the purchase of new equipment of approximately $501,000, distributions to partners of approximately $1,796,000, redemptions of approximately $40,000 and equipment acquisition fees paid to the General Partner of approximately $20,000.

Cash was provided by operating activities for the six months ended June 30, 2014 of approximately $1,691,000, which includes a net income of approximately $33,000 and depreciation and amortization expenses of approximately $1,212,000. Other noncash activities included in the determination of net income include direct payments to banks by lessees of approximately $214,000. For the six months ended June 30, 2013, cash was provided by operating activities of approximately $1,803,000, which includes a net loss of approximately $589,000 and depreciation and amortization expenses of approximately $2,140,000. Other noncash activities included in the determination of net loss include direct payments to banks by lessees of approximately $113,000.

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
Capital expenditures and distributions are expected to continue to increase overall during the remainder of 2014 as management focuses on additional equipment acquisitions and funding limited partner distributions. We intend to invest approximately $500,000 in additional equipment during the remainder of 2014, primarily through debt financing.

We consider cash equivalents to be highly liquid investments with an original maturity of 90 days or less.

At June 30, 2014, cash was held in two accounts maintained at one financial institution with an aggregate balance of approximately $448,000. Bank accounts are federally insured up to $250,000 by the FDIC. At June 30, 2014, the total cash balance was as follows:

At June 30, 2014	Balance
Total bank balance	$448,000
FDIC insured	(250,000)
Uninsured amount	$198,000

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

The Partnership’s investment strategy of acquiring equipment and generally leasing it under triple-net leases to operators who generally meet specified financial standards minimizes our operating expenses. As of June 30, 2014, the Partnership had future minimum rentals on non-cancelable operating leases of approximately $1,003,000 for the balance of the year ending December 31, 2014 and approximately $1,413,000 thereafter. As of June 30, 2014, the Partnership had future minimum rentals on non-cancelable finance leases of approximately $23,000 for the balance of the year ended December 31, 2014 and approximately $134,000 thereafter.

As of June 30, 2014, our non-recourse debt was approximately $717,000 with interest rates ranging from 1.60% to 4.85% and will be payable through April 2017.

RESULTS OF OPERATIONS

Three months ended June 30, 2014 compared to three months ended June 30, 2013

Lease Revenue

Our lease revenue decreased to approximately $788,000 for the three months ended June 30, 2014, from approximately $1,001,000 for the three months ended June 30, 2013. This decrease was primarily due to fewer acquisitions of new leases during the three months ended June 30, 2014 compared to the termination of leases.

The Partnership had 105 active operating leases that generated lease revenue of approximately $788,000 for the three months ended June 30, 2014. The Partnership had 117 active operating leases that generated lease revenue of approximately $1,001,000 for the three months ended June 30, 2013. The reduction in active leases from the three months ended June 30, 2014 as compared to the three months ended June 30, 2013 is primarily the result of a buy-out of several operating leases with a significant lessee during the year ended December 31, 2013 that resulted in the termination of numerous operating leases. Management expects to continue to add new leases to the Partnership’s portfolio throughout 2014, primarily through debt financing.

Sale of Equipment

For the three months ended June 30, 2014, the Partnership sold fully depreciated equipment with a net book value of approximately $0 for a net gain of approximately $9,000. This compares to the three months ended June 30, 2013, when we sold equipment with a net book value of approximately $183,000 for a net loss of approximately $101,000.

Operating Expenses

Our operating expenses, excluding depreciation, primarily consist of accounting and legal fees, outside service fees and reimbursement of expenses to CCC for administration and operation of the Partnership. These expenses decreased to approximately $185,000 for the three months ended June 30, 2014, from approximately $220,000 for the three months ended June 30, 2013. This decrease is primarily attributable to decreases in other LP, partnership tax, administrative, office, and storage expenses, partially offset by an increase in legal fees.

Equipment Management Fees

We pay an equipment management fee to our general partner for managing our equipment portfolio. The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases and approximately 2% of the gross lease revenue attributable to equipment that is subject to direct financing leases. The equipment management fee decreased to approximately $40,000 for the three months ended June 30, 2014 from approximately $50,000 for the three months ended June 30, 2013, which is consistent with the decrease in lease revenue.

Depreciation and Amortization Expense

Depreciation and amortization expenses consist of depreciation on equipment and amortization of equipment acquisition fees. These expenses decreased to approximately $599,000 for the three months ended June 30, 2014, from approximately $1,002,000 for the three months ended June 30, 2013. This decrease was due to the higher frequency in the termination of leases and equipment being fully depreciated as compared to the acquisition of new leases for the three months ended June 30, 2014.

Net (Loss)

For the three months ended June 30, 2014, we recognized revenue of approximately $811,000 and expenses of approximately $831,000, resulting in a net loss of approximately $20,000. For the three months ended June 30, 2013, we recognized revenue of approximately $1,003,000 and expenses of approximately $1,376,000, resulting in a net loss of approximately $373,000. This change in net (loss) is due to the changes in revenue and expenses as described above.

Six months ended June 30, 2014 compared to six months ended June 30, 2013

Lease Revenue

Our lease revenue decreased to approximately $1,765,000 for the six months ended June 30, 2014, from approximately $2,256,000 for the six months ended June 30, 2013. This decrease was primarily due to fewer acquisitions of new leases during the six months ended June 30, 2014 compared to the termination of leases.
The Partnership had 113 active operating leases that generated lease revenue of approximately $1,765,000 for the six months ended June 30, 2014.  The Partnership had 114 active operating leases that generated lease revenue of approximately $2,256,000 for the six months ended June 30, 2013. Lease volume decreased during the six months ended June 30, 2014 and 2013 due to a buy-out of several operating leases with a significant lessee during the year ended December 31, 2013 that resulted in the termination of numerous operating leases.  The decline in active leases was partially offset by the acquisition of new leases during the same time period. Management expects to continue to add new leases to the Partnership’s portfolio throughout 2014, primarily through debt financing.

Sale of Equipment

We sold equipment, held under operating leases, with a net book value of approximately $203,000 for a net loss of approximately $34,000 for the six months ended June 30, 2014. This compares to the six months ended June 30, 2013, when we sold equipment, held under operating leases, with a net book value of approximately $189,000 for a net loss of approximately $79,000.

Operating Expenses

Our operating expenses, excluding depreciation, primarily consist of accounting and legal fees, outside service fees and reimbursement of expenses to CCC for administration and operation of the Partnership. These expenses decreased to approximately $419,000 for the six months ended June 30, 2014, from approximately $519,000 for the six months ended June 30, 2013. This decrease is primarily attributable to decreases in other LP expense and partnership tax, partially offset by increases in legal and accounting fees.

Equipment Management Fees

We pay an equipment management fee to our general partner for managing our equipment portfolio. The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases and approximately 2% of the gross lease revenue attributable to equipment that is subject to direct financing leases. The equipment management fee decreased to approximately $89,000 for the six months ended June 30, 2014 from approximately $118,000 for the six months ended June 30, 2013, which is consistent with the decrease in lease revenue.

Depreciation and Amortization Expense

Depreciation and amortization expenses consist of depreciation on equipment and amortization of equipment acquisition fees. These expenses decreased to approximately $1,212,000 for the six months ended June 30, 2014, from approximately $2,140,000 for the six months ended June 30, 2013. This decrease was due to the higher frequency in the termination of leases and equipment being fully depreciated as compared to the acquisition of new leases for the six months ended June 30, 2014.

Net Income (Loss)

For the six months ended June 30, 2014, we recognized revenue of approximately $1,795,000 and expenses of approximately $1,762,000, resulting in a net income of approximately $33,000. For the six months ended June 30, 2013, we recognized revenue of approximately $2,272,000 and expenses of approximately $2,861,000, resulting in a net loss of approximately $589,000. This change in net income (loss) is due to the changes in revenue and expenses as described above.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

N/A

Item 4. Controls and Procedures

Our management, under the supervision and with the participation of the General Partner’s Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures related to our reporting and disclosure obligations as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, the General Partner’s Chief Executive Officer and Principal Financial Officer have concluded that, as of June 30, 2014, our disclosure controls and procedures are effective in ensuring that information relating to us which is required to be disclosed in our periodic reports filed or submitted under the Securities Exchange Act of 1934 is (a) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (b) accumulated and communicated to management, including the General Partner’s Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There were no changes in the Partnership’s internal control over financial reporting during the second quarter of 2014 that have materially affected or are reasonably likely to materially affect its internal control over financial reporting.

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

SEC Settlement

In August 2012 the staff of the U.S. Securities and Exchange Commission raised a question with Commonwealth Capital Corp. (“Commonwealth”), the sponsor of our funds, regarding the interpretation and application of the term “control person.” The term affected the scope of the reimbursement to Commonwealth of certain expenses incurred for the funds. The staff was concerned that some investors may not have understood the meaning and methodology used by the funds. Commonwealth worked with the staff to assure that our disclosure was clarified. Commonwealth Income and Growth Fund, Inc., the General Partner of the funds, entered into a settlement with the SEC in September 2013 of approximately $200,000 that is being allocated to several of the Funds. The Partnership’s portion of the settlement is approximately $40,000, which was recorded as a reduction in expenses in the condensed statement of operations during the year ended December 31, 2013 in accordance with the accounting guidance in FASB ASC 605-50. As of June 30, 2014, the balance on this receivable is approximately $10,000.

FINRA

On May 3, 2013, the FINRA Department of Enforcement filed a complaint naming CCSC and the owner of the firm, Kimberly Springsteen-Abbott, as respondents. The complaint alleges that Ms. Springsteen-Abbott approved misallocation of certain expenses to the funds. On October 22, 2013, FINRA filed an amended complaint that dropped the allegations against CCSC and reduced the scope of the allegations against Kimberly Springsteen-Abbott. Management believes that the expenses at issue include amounts that were proper and were properly allocated to funds, and expenses that had been allocated in error but were previously adjusted and repaid to the affected funds when they were identified. During the period in question, Commonwealth Capital Corp. and Ms. Springsteen-Abbott provided support to the funds and voluntarily absorbed expenses and voluntarily waived fees in amounts in excess of any questioned allocations. In May of 2014, an arbitration hearing was conducted before a three member FINRA panel. A decision has not been rendered on this matter. Management believes that resolution of the charge will not result in any adverse financial impact on the Funds, but no assurance can be provided until the proceeding is resolved.

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

COMMONWEALTH INCOME & GROWTH FUND VI
BY: COMMONWEALTH INCOME & GROWTH FUND, INC., General Partner
August 14, 2014	By: /s/ Kimberly A. Springsteen-Abbott
Date	Kimberly A. Springsteen-Abbott
Chief Executive Officer Commonwealth Income & Growth Fund, Inc.

August 14, 2014	By: /s/ Lynn A. Franceschina
Date	Lynn A. Franceschina
Executive Vice President, Chief Operating Officer