Form 10-Q
period 2014-09-30
Commonwealth Income & Growth Fund VI
filed 2014-11-14
CIK 1351901

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014 or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-131736

COMMONWEALTH INCOME & GROWTH FUND VI

(Exact name of registrant as specified in its charter)

Pennsylvania	20-4115433
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

17755 US Highway 19 North

Suite 400

Clearwater, FL 33764

(Address, including zip code, of principal executive offices)

(877) 654-1500

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

 FORM 10-Q

September 30, 2014

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Commonwealth Income & Growth Fund VI
Condensed Balance Sheets

	September 30,	December 31,
	2014	2013
	(unaudited)

ASSETS
Cash and cash equivalents	$ 197,697	$ 29,493
Lease income receivable, net of reserve of approximately $37,000 and
$42,000 at September 30, 2014 and December 31, 2013, respectively.	121,136	302,375
Accounts receivable, Commonwealth Capital Corp., net	348,120	428,786
Other receivables	2,814	2,775
Prepaid expenses	4,345	1,000
	674,112	764,429

Net investment in finance leases	150,620	98,098

Equipment, at cost	12,950,014	15,890,079
Accumulated depreciation	(9,905,938)	(11,559,623)
	3,044,076	4,330,456

Equipment acquisition costs and deferred expenses, net of
accumulated amortization of approximately $140,000 and $186,000 at
September 30, 2014 and December 31, 2013, respectively	82,644	115,385

Total Assets	$ 3,951,452	$ 5,308,368

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES
Accounts payable	$ 97,812	$ 97,794
Accounts payable, CIGF, Inc., net	221,729	65,555
Other accrued expenses	512,521	517,521
Unearned lease income	109,262	103,075
Notes payable	641,426	173,876
	1,582,750	957,821
PARTNERS' CAPITAL
General Partner	1,000	1,000
Limited Partners	2,367,702	4,349,547
Total Partners' Capital	2,368,702	4,350,547

Total Liabilities and Partners' Capital	$ 3,951,452	$ 5,308,368

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund VI
Condensed Statements of Operations
(unaudited)

	Three months ended September30,		Nine months ended September 30,
	2014	2013	2014	2013
Revenue
Lease	$ 695,273	$ 890,249	$ 2,460,125	$ 3,145,888
Interest and other	5,178	3,558	35,631	19,090
Gain on sale of investment in finance leases	-	-	-	728
Gain on sale of equipment	109,769	9,903	75,666	-
Total revenue	810,220	903,710	2,571,422	3,165,706

Expenses
Operating, excluding depreciation	162,202	184,748	581,136	703,439
SEC restitution settlement, General Partner	-	(40,269)	-	(40,269)
Equipment management fee, General Partner	34,915	44,518	123,591	162,210
Interest	6,333	2,074	15,564	7,708
Depreciation	541,299	712,671	1,708,638	2,772,876
Amortization of equipment acquisition costs and deferred expenses	20,892	27,694	65,306	107,835
Loss on sale of equipment	-	-	-	68,928
Total expenses	765,641	931,436	2,494,235	3,782,727

Net income (loss)	$ 44,579	$ (27,726)	$ 77,187	$ (617,021)

Net income (loss) allocated to Limited Partners	$ 39,193	$ (36,705)	$ 56,631	$ (643,961)

Net income (loss) per equivalent Limited Partnership unit	$ 0.02	$ (0.02)	$ 0.03	$ (0.36)

Weighted average number of equivalent
Limited Partnership units outstanding
during the period	1,795,710	1,796,107	1,795,851	1,797,132

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund VI
Condensed Statement of Partners' Capital
For the nine months ended September 30, 2014
(unaudited)

	General	Limited
	Partner	Partner	General	Limited
	Units	Units	Partner	Partners	Total
Balance, January 1, 2014	50	1,796,107	$ 1,000	$ 4,349,547	$ 4,350,547
Net income	-	-	20,556	56,631	77,187
Redemptions	-	(565)	-	(3,411)	(3,411)
Distributions	-	-	(20,556)	(2,035,065)	(2,055,621)
Balance, September 30, 2014	50	1,795,542	$ 1,000	$ 2,367,702	$ 2,368,702

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund VI
Condensed Statements of Cash Flows
(unaudited)

	Nine months ended September 30,
	2014	2013

Net cash provided by operating activities	$ 1,885,624	$ 2,421,698

Cash flows from investing activities
Capital expenditures	(275,687)	(513,209)
Purchase of finance leases	(73,034)	(13,932)
Payments received from finance leases	29,238	306
Equipment acquistion fees paid to General Partner	(27,918)	(20,240)
Net proceeds from the sale of finance leases	-	56,359
Net proceeds from the sale of equipment	278,334	284,468
Net cash used in investing activities	(69,067)	(206,248)

Cash flows from financing activities
Redemptions	(3,411)	(39,762)
Debt placement fee	(7,568)	-
Distributions to partners	(1,637,374)	(2,694,128)
Net cash used in financing activities	(1,648,353)	(2,733,890)

Net increase (decrease) in cash and cash equivalents	168,204	(518,440)

Cash and cash equivalents at at beginning of the period	29,493	860,982

Cash and cash equivalents at end of the period	$ 197,697	$ 342,542

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The financial information presented as of any date other than December 31, 2013 has been prepared from the books and records without audit. Financial information as of December 31, 2013 has been derived from the audited financial statements of the Partnership, but does not include all disclosures required by generally accepted accounting principles to be included in audited financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated, have been included. For further information regarding the Partnership’s accounting policies, refer to the financial statements and related notes included in the Partnership’s annual report on Form 10-K for the year ended December 31, 2013. Operating results for the nine months ended September 30, 2014 are not necessarily indicative of financial results that may be expected for the full year ended December 31, 2014.

Disclosure of Fair Value of Financial Instruments

Estimated fair value was determined by management using available market information and appropriate valuation methodologies. However, judgment was necessary to interpret market data and develop estimated fair value. Cash and cash equivalents, receivables, accounts payable and accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values as of September 30, 2014 and December 31, 2013 due to the short term nature of these financial instruments.

The Partnership’s debt consists of notes payable, which are secured by specific equipment and are nonrecourse liabilities of the Partnership. The estimated fair value of this debt at September 30, 2014 and December 31, 2013 approximates the carrying value of these instruments, due to the interest rates on the debt approximating current market interest rates. The Partnership classifies the fair value of its notes payable within Level 2 of the valuation hierarchy based on the observable inputs used to estimate fair value.

Cash and cash equivalents

We consider cash equivalents to be highly liquid investments with an original maturity of 90 days or less.

At September 30, 2014, cash was held in two accounts maintained at one financial institution with an aggregate balance of approximately $199,000. Bank accounts are federally insured up to $250,000 by the FDIC. At September 30, 2014, the total cash balance was as follows:

At September 30, 2014	Balance
Total bank balance	$199,000
FDIC insured	(199,000)
Uninsured amount	$-

The Partnership's deposits are fully insured by the FDIC. The Partnership has not experienced any losses in our accounts, and believes it is not exposed to any significant credit risk. The amounts in such accounts will fluctuate throughout 2014 due to many factors, including cash receipts, interest rates and distributions to limited partners.

Recent Accounting Pronouncements

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, requires management to determine whether substantial doubt exists regarding the entity’s going concern presumption.  If substantial doubt exists but is not alleviated by management’s plans, the footnotes must specifically state that “there is substantial doubt about the entity’s ability to continue as a going concern within one year after the financial statements are issued.”  In addition, if substantial doubt exists, regardless of whether such doubt was alleviated, entities must disclose (a) principal conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern (before consideration of management’s plans, if any); (b) management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations; and (c) management’s plans that are intended to mitigate the conditions or events that raise substantial doubt, or that did alleviate substantial doubt, about the entity’s ability to continue as a going concern.  If substantial doubt has not been alleviated, these disclosures should become more extensive in subsequent reporting periods as additional information becomes available.  In the period that substantial doubt no longer exists (before or after considering management’s plans), management should disclose how the principal conditions and events that originally gave rise to substantial doubt have been resolved.  The ASU applies prospectively to all entities for annual periods ending after December 15, 2016, and to annual and interim periods thereafter.  Early adoption is permitted.  The Partnership is currently evaluating the effect that this ASU will have on its financial statements.

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

Remarketing fees are paid to the leasing companies from which the Partnership purchases leases. These are fees that are earned by the leasing companies when the initial terms of the lease have been met. The General Partner believes that this strategy adds value since it entices the leasing company to remain actively involved with the lessee and encourages potential extensions, remarketing or sale of equipment. This strategy is designed to minimize any conflicts the leasing company may have with a new lessee and may assist in maximizing overall portfolio performance. The remarketing fee is tied into lease performance thresholds and is a factor in the negotiation of the fee. Remarketing fees incurred in connection with lease extensions are accounted for as operating costs. Remarketing fees incurred in connection with the sale of equipment are included in the gain or loss calculations. For the nine months ended September 30, 2014 and 2013, the Partnership incurred remarketing fees of approximately $4,000 and $31,000, respectively. For the nine months ended September 30, 2013, the Partnership paid with cash or netted against receivables due from such parties in the amount of $61,000.  For the nine months ended September 30, 2014, no remarketing fees were paid.

CCC, on behalf of the Partnership and on behalf of other affiliated partnerships, acquires equipment subject to associated debt obligations and lease agreements and allocates a participation in the cost, debt and lease revenue to the various partnerships based on certain risk factors.

The Partnership’s share of the cost of the equipment in which it participates with other partnerships at September 30, 2014 was approximately $5,860,000 and is included in the Partnership’s equipment on its balance sheet. The total cost of the equipment shared by the Partnership with other partnerships at September 30, 2014 was approximately $12,704,000. The Partnership’s share of the outstanding debt associated with this equipment at September 30, 2014 was approximately $404,000 and is included in the Partnership’s notes payable on its balance sheet. The total outstanding debt related to the equipment shared by the Partnership at September 30, 2014 was approximately $1,247,000.

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

Gains from the termination of leases are recognized when the lease is modified and terminated concurrently. Gains from lease termination included in lease revenue for the nine months ended September 30, 2014 was approximately $185,000. For the nine months ended September 30, 2013, the Partnership did not recognize any gain from the termination of leases.

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

The following is a schedule of future minimum rentals on non-cancellable operating leases at September 30, 2014:

Three Months ended December 31, 2014	$556,000
Year ended December 31, 2015	1,178,000
Year ended December 31, 2016	372,000
Year ended December 31, 2017	51,000
$2,157,000

The following lists the components of the net investment in direct financing leases at September 30, 2014:

Amount
Total minimum lease payments to be received	$146,000
Estimated residual value of leased equipment (unguaranteed)	20,000
Less: unearned income	(20,000)
Initial direct costs	5,000
Net investment in direct finance leases	$151,000

Our finance lease customers operate in various industries, and we have no significant customer concentration in any one industry. We assess credit risk for all of our customers, including those that lease under finance leases. This credit risk is assessed using an internally developed model which incorporates credits scores from third party providers and our own customer risk ratings and is periodically reviewed. Our internal ratings are weighted based on the industry that the customer operates in. Factors taken into consideration when assessing risk includes both general and industry specific qualitative and quantitative metrics. We separately take in to consideration payment history, open lawsuits, liens and judgments. Typically, we will not extend credit to a company that has been in business for less than 5 years or that has filed for bankruptcy within the same period. Our internally based model may classify a company as high risk based on our analysis of their audited financial statements. Additional considerations of high risk may include history of late payments, open lawsuits and liens or judgments. In an effort to mitigate risk, we typically require deposits from those in this category. The following table presents the credit risk profile, by creditworthiness category, of our direct finance lease receivables at September 30, 2014:

Risk Level	Percent of Total
Low	-%
Moderate-Low	-%
Moderate	100%
Moderate-High	-%
High	-%
Net finance lease receivable	100%

As of September 30, 2014 we determined that we did not have a need for an allowance for uncollectible accounts associated with any of our finance leases, as the customer payment histories with us, associated with these leases, has been positive, with no late payments.

The following is a schedule of future minimum rentals on non-cancelable direct financing leases at September 30, 2014:

Amount
Three Months ended December 31, 2014	$11,000
Year ended December 31, 2015	45,000
Year ended December 31, 2016	45,000
Year ended December 31, 2017	40,000
Year ended December 31, 2018	5,000
$146,000

The Partnership is scheduled to terminate on December 31, 2018. If the Partnership terminates on December 31, 2018, CCC will assume the rights to the remaining active leases and their related remaining revenue stream through their termination.

4. Related Party Transactions

Receivables/Payables

As of September 30, 2014, the Partnership’s related party receivables and payables are short term, unsecured, and non-interest bearing.

Nine months ended September 30,	2014	2013

Reimbursable expenses
Reimbursable expenses, which are charged to the Partnership by CCC in connection with the administration and operation of the Partnership, are allocated to the Partnership based upon several factors including, but not limited to, the number of investors, compliance issues, and the number of existing leases. For the nine months ended September 30, 2014 and 2013, the Partnership was billed approximately $219,000 and $360,000 in other LP expense, respectively.	$567,000	$662,000

Equipment acquisition fee
The General Partner earned an equipment acquisition fee of 4% of the purchase price of each item of equipment purchased as compensation for the negotiation of the acquisition of the equipment and lease thereof or sale under a conditional sales contract. As of September 30, 2014 and 2013, equipment acquisition fees earned for operating leases was approximately $25,000 and $20,000, respectively. As of September 30, 2014, equipment acquisition fees earned for finance leases was approximately $3,000. As of September 30, 2013, there were no fees earned for finance leases.	$28,000	$20,000

Equipment management fee
The General Partner is entitled to be paid a monthly fee equal to the lesser of (i) the fees which would be charged by an independent third party for similar services for similar equipment or (ii) the sum of (a) two percent of (1) the gross lease revenues attributable to equipment which is subject to full payout net leases which contain net lease provisions plus (2) the purchase price paid on conditional sales contracts as received by the Partnership and (b) 5% of the gross lease revenues attributable to equipment which is subject to operating and capital leases.	$124,000	$162,000

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

Equipment liquidation fee

With respect to each item of equipment sold by the General Partner (other than in connection with a conditional sales contract), a fee equal to the lesser of (i) 50% of the competitive equipment sale commission or (ii) three percent of the sales price for such equipment is payable to the General Partner. The payment of such fees is subordinated to the receipt by the limited partners of (i) the return of their net capital contributions and 10% per annum cumulative return, compounded daily, on adjusted capital contributions and (ii) the net disposition proceeds from such sale in accordance with the Partnership Agreement. Such fee will be reduced to the extent any liquidation or resale fees are paid to unaffiliated parties. During the nine months ended September 30, 2014 and 2013, the General Partner earned but waived approximately $0 and $2,000 of equipment liquidation fees, respectively.

	$9,000	$7,000

5. Notes Payable

Notes payable consisted of the following approximate amounts:

	September 30, 2014	December 31, 2013
Installment note payable to bank: interest rate of 5.25%, due in monthly installments of $7,441, including interest, with final payment in January 2014	$-	$52,000

Installment note payable to bank; interest rate of 4.23%, due in quarterly installments of $10,311, including interest, with final payment in September 2015	40,000	69,000

Installment note payable to bank; interest rate of 4.23%, due in quarterly installments of $5,665, including interest, with final payment in June 2016	38,000	53,000

Installment note payable to bank; interest rate of 4.85%, due in quarterly installments of $35,894, including interest, with final payment in August 2016	272,000	-

Installment note payable to bank; interest rate of 4.23%, due in quarterly installments of $6,288, including interest, with final payment in December 2016	54,000	-

Installment note payable to bank; interest rate of 1.60%, due in monthly installments of $2,775, including interest, with final payment in March 2017	81,000	-

Installment note payable to bank; interest rate of 1.60%, due in monthly installments of $5,138, including interest, with final payment in April 2017	156,000	-
	$641,000	$174,000

The notes are secured by specific equipment with a carrying value of approximately $910,000 as of September 30, 2014 and are nonrecourse liabilities of the Partnership. As such, the notes do not contain any financial debt covenants with which we must comply on either an annual or quarterly basis. Aggregate maturities of notes payable for each of the periods subsequent to September 30, 2014 are as follows:

Amount
Three months ending December 31, 2014	$76,000
Year ended December 31, 2015	302,000
Year ended December 31, 2016	234,000
Year ended December 31, 2017	29,000
$641,000

6. Supplemental Cash Flow Information

Other noncash activities included in the determination of net loss are as follows:

Nine months ended September 30,	2014	2013
Lease revenue net of interest expense on notes payable realized as a result of direct payment of principal by lessee to bank	$290,000	$144,000
Accrual for distribution to partners paid in October 2014	$418,000	-

No interest or principal on notes payable was paid by the Partnership because direct payment was made by lessee to the bank in lieu of collection of lease income and payment of interest and principal by the Partnership.

Noncash investing and financing activities include the following:

Nine months ended September 30,	2014	2013
Debt assumed in the connection with purchase of equipment	$349,000	$-
Debt assumed and satisfaction of liability in 2014 in connection with acquisition of equipment in 2013	$408,000	$-

During the nine months ended September 30, 2014 and 2013, the Partnership wrote-off fully amortized acquisition and finance fees of approximately $111,000 and $263,000, respectively.

During the nine months ended September 30, 2014 and 2013, the Partnership wrote-off fully reserved lease income receivable of approximately $5,000 and $408,000, respectively.

During the nine months ended September 30, 2013, the Partnership wrote-off credit losses against the net investment in finance leases of approximately $8,000.

During the nine months ended September 30, 2014, the Partnership wrote-off fully depreciated equipment of approximately $403,000.  There were no write-offs in 2013.

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

SEC Settlement

In August 2012, the staff of the U.S. Securities and Exchange Commission raised a question with Commonwealth Capital Corp. (“Commonwealth”), the sponsor of our funds, regarding the interpretation and application of the term “control person.” The term affected the scope of the reimbursement to Commonwealth of certain expenses incurred for the funds. The staff was concerned that some investors may not have understood the meaning and methodology used by the funds. Commonwealth worked with the staff to assure that our disclosure was clarified. Commonwealth Income and Growth Fund, Inc., the General Partner of the funds, entered into a settlement with the SEC in September 2013 of approximately $200,000 that is being allocated to several of the Funds. The Partnership’s portion of the settlement is approximately $40,000, which was recorded as a reduction in expenses in the condensed statement of operations during the year ended December 31, 2013 in accordance with the accounting guidance in FASB ASC 605-50. As of September 30, 2014, the receivable was completely satisfied.  On October 17, 2014, Commonwealth Capital Corp. received a letter from the Miami Regional Office of the SEC confirming that Commonwealth Income & Growth Fund, Inc. and Kimberly Springsteen-Abbott had satisfied in full the monetary provisions of the Settlement Order entered on September 27, 2013.

FINRA

On May 3, 2013, the FINRA Department of Enforcement filed a complaint naming CCSC and the owner of the firm, Kimberly Springsteen-Abbott, as respondents. The complaint alleges that Ms. Springsteen-Abbott approved misallocation of certain expenses to the funds. On October 22, 2013, FINRA filed an amended complaint that dropped the allegations against CCSC and reduced the scope of the allegations against Kimberly Springsteen-Abbott. Management believes that the expenses at issue include amounts that were proper and were properly allocated to funds, and expenses that had been allocated in error but were subsequently adjusted and repaid to the affected funds when they were identified. During the period in question, Commonwealth Capital Corp. and Ms. Springsteen-Abbott provided support to the funds and voluntarily absorbed expenses and voluntarily waived fees in amounts in excess of any questioned allocations. In May of 2014, an arbitration hearing was conducted before a three member FINRA panel. A decision has not been rendered on this matter. Management believes that resolution of the charge will not result in any adverse financial impact on the Funds, but no assurance can be provided until the proceeding is resolved.

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

INDUSTRY OVERVIEW

The Equipment Leasing and Finance Association's (ELFA) Monthly Leasing and Finance Index (MLFI-25), which reports economic activity from 25 companies representing a cross section of the $827 billion equipment finance sector, showed their overall new business volume for September was $9.4 billion, up 21% from new business volume in September 2013. Month over month, new business volume was up 31% from August. Year to date, cumulative new business volume increased 8% compared to 2013. Receivables over 30 days decreased from the previous month to 1.0%, and were up slightly from .09% in the same period in 2013. Charge-offs were unchanged for the sixth consecutive month at an all-time low of 0.2%. Credit approvals totaled 79.7% in September, relatively unchanged from the previous month. Total headcount for equipment finance companies was up 1.1% year over year. Separately, the Equipment Leasing & Finance Foundation's Monthly Confidence Index (MCI-EFI) for October is 60.4, slightly better than the September index of 60.2, with survey participants indicating increasing or consistent demand tempered by U.S. economic concerns.

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

REVENUE RECOGNITION

Through September 30, 2014, the Partnership’s lease portfolio consisted of operating and finance leases. For operating leases, lease revenue is recognized on a straight-line basis in accordance with the terms of the lease agreements.

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

Gains from the termination of leases are recognized when the lease is modified and terminated concurrently. Gains from lease termination included in lease revenue for the nine months ended September 30, 2014 was approximately $185,000. For the nine months ended September 30, 2013, the Partnership did not recognize any gain from the termination of leases.

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

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash

Our primary sources of cash for the nine months ended September 30, 2014 were cash provided by operating activities of approximately $1,886,000, net proceeds from the sale of equipment of approximately $278,000 and payments from finance leases of approximately $29,000, compared to the nine months ended September 30, 2013 where our primary sources of cash were provided by operating activities of approximately $2,422,000, net proceeds from the sale of equipment of approximately $284,000 and net proceeds from the sale of finance leases of approximately $56,000.

Our primary uses of cash for the nine months ended September 30, 2014 were for the purchase of new equipment of approximately $276,000, distributions to partners of approximately $1,637,000, purchase of finance leases of approximately $73,000 and equipment acquisition fees paid to the General Partner of approximately $28,000. For the nine months ended September 30, 2013, our primary uses of cash were for the purchase of new equipment of approximately $513,000, distributions to partners of approximately $2,694,000, redemptions of approximately $40,000, equipment acquisition fees paid to the General Partner of approximately $20,000 and for the purchase of finance leases of approximately $14,000.

Cash was provided by operating activities for the nine months ended September 30, 2014 of approximately $1,886,000, which includes a net income of approximately $77,000, net gain on the sale of equipment of approximately $76,000 and depreciation and amortization expenses of approximately $1,774,000. Other noncash activities included in the determination of net loss include direct payments to banks by lessees of approximately $289,000. For the nine months ended September 30, 2013, cash was provided by operating activities of approximately $2,422,000, which includes a net loss of approximately $617,000, net loss on the sale of equipment of approximately $69,000 and depreciation and amortization expenses of approximately $2,881,000. Other noncash activities included in the determination of net loss include direct payments to banks by lessees of approximately $144,000.

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

At September 30, 2014, cash was held in three accounts maintained at one financial institution with an aggregate balance of approximately $199,000. Bank accounts are federally insured up to $250,000 by the FDIC. At September 30, 2014, the total cash balance was as follows:

At September 30, 2014	Balance
Total bank balance	$199,000
FDIC insured	(199,000)
Uninsured amount	$-

The Partnership's deposits are fully insured by the FDIC. The Partnership has not experienced any losses in our accounts, and believes it is not exposed to any significant credit risk. The amounts in such accounts will fluctuate throughout 2014 due to many factors, including cash receipts, interest rates and distributions to limited partners.

The Partnership’s investment strategy of acquiring equipment and generally leasing it under triple-net leases to operators who generally meet specified financial standards minimizes our operating expenses. As of September 30, 2014, the Partnership had future minimum rentals on non-cancelable operating leases of approximately $556,000 for the balance of the year ending December 31, 2014 and approximately $1,601,000 thereafter. As of September 30, 2014, the Partnership had future minimum rentals on non-cancelable finance leases of approximately $11,000 for the balance of the year ending December 31, 2014 and approximately $135,000 thereafter.

As of September 30, 2014, our non-recourse debt was approximately $641,000 with interest rates ranging from 1.60% to 4.85% and will be payable through April 2017.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2014 compared to Three Months Ended September 30, 2013

Lease Revenue

Our lease revenue decreased to approximately $695,000 for the three months ended September 30, 2014, from approximately $890,000 for the three months ended September 30, 2013.

The Partnership had 88 active operating leases that generated lease revenue for the three months ended September 30, 2014. The Partnership had 106 active operating leases that generated lease revenue for the three months ended September 30, 2013. Lease volume decreased during the three months ended September 30, 2014 as compared to the three months ended September 30, 2013 due to fewer acquisitions of new leases during the three months ended September 30, 2014 compared to the termination of leases.

Sale of Equipment

We sold equipment, held under operating leases, with a net zero book value for a net gain of approximately $110,000 for the three months ended September 30, 2014. This compares to the three months ended September 30, 2013, when we sold equipment, held under operating leases, with a net book value of approximately $164,000 for a net gain of approximately $10,000. The increase in net gain is primarily due to more profitable sales to third parties since some equipment sold had no net book value at the time of the sale.

Operating Expenses

Our operating expenses, excluding depreciation, primarily consist of accounting and legal fees, outside service fees and reimbursement of expenses to CCC for administration and operation of the Partnership. These expenses decreased to approximately $162,000 for the three months ended September 30, 2014, from approximately $185,000 for the three months ended September 30, 2013. This decrease is primarily attributable to decreases in reimbursable and storage expenses due to the decrease in the overall equipment portfolio.

SEC Restitution Settlement

During the three months ended September 30, 2013, the Partnership recorded approximately $40,000 related to the SEC settlement as a reduction in expenses and corresponding receivable from the General Partner in accordance with the applicable accounting guidance. The matter was settled in September 2013 with the General Partner neither admitting nor denying the findings. The Partnership’s portion of the settlement is approximately $40,000, which was recorded as a reduction in expenses in the condensed statement of operations during the year ended December 31, 2013 in accordance with the accounting guidance in FASB ASC 605-50.  As of September 30, 2014, the receivable was completely satisfied.

Equipment Management Fees

We pay an equipment management fee to our general partner for managing our equipment portfolio. The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases and approximately 2% of the gross lease revenue attributable to equipment that is subject to direct financing leases. The equipment management fee decreased to approximately $35,000 for the three months ended September 30, 2014 from approximately $45,000 for the three months ended September 30, 2013, which is consistent with the decrease in lease revenue.

Depreciation and Amortization Expense

Depreciation and amortization expenses consist of depreciation on equipment and amortization of equipment acquisition fees. These expenses decreased to approximately $562,000 for the three months ended September 30, 2014, from approximately $740,000 for the three months ended September 30, 2013. This decrease was due to the higher frequency in the termination of leases and equipment being fully depreciated as compared to the acquisition of new leases for the three months ended September 30, 2014.

Net Income (Loss)

For the three months ended September 30, 2014, we recognized revenue of approximately $810,000 and expenses of approximately $765,000, resulting in net income of approximately $45,000.  For the three months ended September 30, 2013, we recognized revenue of approximately $904,000 and expenses of approximately $932,000, resulting in a net loss of approximately $28,000.  This change in net income (loss) is due to the changes in revenue and expenses as described above.

Nine Months Ended September 30, 2014 compared to Nine Months Ended September 30, 2013

Lease Revenue

Our lease revenue decreased to approximately $2,460,000 for the nine months ended September 30, 2014, from approximately $3,146,000 for the nine months ended September 30, 2013.

The Partnership had 114 active operating leases that generated lease revenue for the nine months ended September 30, 2014. The Partnership had 253 active operating leases that generated lease revenue for the nine months ended September 30, 2013.  Lease volume decreased during the nine months ended September 30, 2014 and 2013 due to a buy-out of several operating leases with a significant lessee during the year ended December 31, 2013 that resulted in the termination of numerous operating leases.  The decline in active leases was partially offset by the acquisition of new leases during the same time period. Management expects to continue to add new leases to the Partnership’s portfolio, primarily through debt financing.

Sale of Equipment

We sold equipment, held under operating leases, with a net book value of approximately $202,000 for a net gain of approximately $76,000 for the nine months ended September 30, 2014. This compares to the nine months ended September 30, 2013, when we sold equipment, held under operating leases, with a net book value of approximately $353,000 for a net loss of approximately $69,000.

Operating Expenses

Our operating expenses, excluding depreciation, primarily consist of accounting and legal fees, outside service fees and reimbursement of expenses to CCC for administration and operation of the Partnership. These expenses decreased to approximately $581,000 for the nine months ended September 30, 2014, from approximately $703,000 for the nine months ended September 30, 2013. This decrease is primarily attributable to decreases in reimbursable, administrative, remarketing, office, and storage expenses due to the decrease in the overall equipment portfolio, partially offset by legal and accounting fees.

SEC Restitution Settlement

During the nine months ended September 30, 2013, the Partnership recorded approximately $40,000 related to the SEC settlement as a reduction in expenses and corresponding receivable from the General Partner in accordance with the applicable accounting guidance. The matter was settled in September 2013 with the General Partner neither admitting nor denying the findings. The Partnership’s portion of the settlement is approximately $40,000, which was recorded as a reduction in expenses in the condensed statement of operations during the year ended December 31, 2013 in accordance with the accounting guidance in FASB ASC 605-50.  As of September 30, 2014, the receivable was completely satisfied.

Equipment Management Fees

We pay an equipment management fee to our general partner for managing our equipment portfolio. The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases and approximately 2% of the gross lease revenue attributable to equipment that is subject to direct financing leases. The equipment management fee decreased to approximately $124,000 for the nine months ended September 30, 2014 from approximately $162,000 for the nine months ended September 30, 2013, which is consistent with the decrease in lease revenue.

Depreciation and Amortization Expense

Depreciation and amortization expenses consist of depreciation on equipment and amortization of equipment acquisition fees. These expenses decreased to approximately $1,774,000 for the nine months ended September 30, 2014, from approximately $2,881,000 for the nine months ended September 30, 2013. This decrease was due to the higher frequency in the termination of leases and equipment being fully depreciated as compared to the acquisition of new leases for the nine months ended September 30, 2014.

Net Income (Loss)

For the nine months ended September 30, 2014, we recognized revenue of approximately $2,571,000 and expenses of approximately $2,494,000, resulting in a net income of approximately $77,000. For the nine months ended September 30, 2013, we recognized revenue of approximately $3,166,000 and expenses of approximately $3,783,000, resulting in a net loss of approximately $617,000. This change in net income is due to the changes in revenue and expenses as described above.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

N/A

Item 4. Controls and Procedures

Our management, under the supervision and with the participation of the General Partner’s Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures related to our reporting and disclosure obligations as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, the General Partner’s Chief Executive Officer and Principal Financial Officer have concluded that, as of September 30, 2014, our disclosure controls and procedures are effective in ensuring that information relating to us which is required to be disclosed in our periodic reports filed or submitted under the Securities Exchange Act of 1934 is (a) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (b) accumulated and communicated to management, including the General Partner’s Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There were no changes in the Partnership’s internal control over financial reporting during the third quarter of 2014 that have materially affected or are reasonably likely to materially affect its internal control over financial reporting.

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

SEC Settlement

In August 2012, the staff of the U.S. Securities and Exchange Commission raised a question with Commonwealth Capital Corp. (“Commonwealth”), the sponsor of our funds, regarding the interpretation and application of the term “control person.” The term affected the scope of the reimbursement to Commonwealth of certain expenses incurred for the funds. The staff was concerned that some investors may not have understood the meaning and methodology used by the funds. Commonwealth worked with the staff to assure that our disclosure was clarified. Commonwealth Income and Growth Fund, Inc., the General Partner of the funds, entered into a settlement with the SEC in September 2013 of approximately $200,000 that is being allocated to several of the Funds. The Partnership’s portion of the settlement is approximately $40,000, which was recorded as a reduction in expenses in the condensed statement of operations during the year ended December 31, 2013 in accordance with the accounting guidance in FASB ASC 605-50. As of September 30, 2014, the receivable was completely satisfied.  On October 17, 2014, Commonwealth Capital Corp. received a letter from the Miami Regional Office of the SEC confirming that Commonwealth Income & Growth Fund, Inc. and Kimberly Springsteen-Abbott had satisfied in full the monetary provisions of the Settlement Order entered on September 27, 2013.

FINRA

On May 3, 2013, the FINRA Department of Enforcement filed a complaint naming CCSC and the owner of the firm, Kimberly Springsteen-Abbott, as respondents. The complaint alleges that Ms. Springsteen-Abbott approved misallocation of certain expenses to the funds. On October 22, 2013, FINRA filed an amended complaint that dropped the allegations against CCSC and reduced the scope of the allegations against Kimberly Springsteen-Abbott. Management believes that the expenses at issue include amounts that were proper and were properly allocated to funds, and expenses that had been allocated in error but were subsequently adjusted and repaid to the affected funds when they were identified. During the period in question, Commonwealth Capital Corp. and Ms. Springsteen-Abbott provided support to the funds and voluntarily absorbed expenses and voluntarily waived fees in amounts in excess of any questioned allocations. In May of 2014, an arbitration hearing was conducted before a three member FINRA panel. A decision has not been rendered on this matter. Management believes that resolution of the charge will not result in any adverse financial impact on the Funds, but no assurance can be provided until the proceeding is resolved.

Item 1A. Risk Factors

N/A

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

N/A

Item 3. Defaults Upon Senior Securities

N/A

Item 4. Mine Safety Disclosures

N/A

Item 5. Other Information

NONE

Item 6. Exhibits

31.1 THE RULE 15d-14(a) CERTIFICATION OF CHIEF EXECUTIVE OFFICER

31.2 THE RULE 15d-14(a) CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

32.1 SECTION 1350 CERTIFICATION OF CHIEF EXECUTIVE OFFICER

32.2 SECTION 1350 CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMONWEALTH INCOME & GROWTH FUND IV
BY: COMMONWEALTH INCOME & GROWTH FUND, INC., General Partner

November 14, 2014	By: /s/ Kimberly A. Springsteen-Abbott
Date	Kimberly A. Springsteen-Abbott
Chief Executive Officer Commonwealth Income & Growth Fund, Inc.

November 14, 2014	By: /s/ Lynn A. Franceschina
Date	Lynn A. Franceschina
Executive Vice President, Chief Operating Officer