Form 10-K
period 2014-12-31
Commonwealth Income & Growth Fund VI
filed 2015-04-15
CIK 1351901

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED) FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014 or

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

DECEMBER 31, 2014

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

During the year ended December 31, 2014 limited partners redeemed 565 units of the partnership for a total redemption price of approximately $3,000 in accordance with the terms of the limited partnership agreement. During the year ended December 31, 2013 limited partners redeemed 4,774 units of the partnership for a total redemption price of approximately $40,000 in accordance with the terms of the limited partnership agreement.

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

As of December 31, 2014, all equipment purchased by the Partnership is subject to an operating lease or a finance lease. The Partnership may also engage in sale/leaseback transactions, pursuant to which the Partnership would purchase equipment from companies that would then immediately lease the equipment from the Partnership. The Partnership may also purchase equipment which is leased under full payout net leases or sold under conditional sales contracts at the time of acquisition or the Partnership may enter into a full payout net lease or conditional sales contract with a third party when the Partnership acquires an item of equipment.

The Partnership may enter into arrangements with one or more manufacturers pursuant to which the Partnership purchases equipment that has previously been leased directly by the manufacturer to third parties (“vendor leasing agreements”). The Partnership and manufacturers may agree to obtain non-recourse loans from the manufacturers, to finance the acquisition of equipment. Such loans would be secured only by the specific equipment financed and the receivables due to the manufacturers from users of such equipment. It is expected that the manufacturers of equipment will provide maintenance, remarketing and other services for the equipment subject to such agreements. As of December 31, 2014, the Partnership has entered into one such agreement.

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

DIVERSIFICATION

Diversification is generally desirable to minimize the effects of changes in specific industries, local economic conditions or similar risks. However, the extent of the Partnership’s diversification, in the aggregate and within each category of equipment, depends in part upon the financing which can be assumed by the Partnership or borrowed from third parties on satisfactory terms. The Partnership’s policy not to borrow on a recourse basis will further limit its financing options. Diversification also depends on the availability of various types of equipment. For the year ended December 31, 2014, the Partnership has acquired a diversified equipment portfolio, which it has leased to 41 different companies located throughout the United States.

The equipment types comprising the portfolio at December 31, 2014 are as follows:

Equipment Type	Approximate %
Blade Servers	11%
Canon Multifunction Centers	13%
Digital Storage	8%
High End IBM Servers	12%
High End Sun Servers	17%
Inventory Control Systems	9%
Laptops/High Vol & Spec/Printers/Other	28%
Workstations	2%
Total	100%

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

DESCRIPTION OF LEASES

The Partnership generally purchases only equipment that is subject to a lease or for which a lease or similar agreement will be entered into contemporaneously with the consummation of the Partnership’s acquisition of the equipment. The General Partner leases most of the equipment purchased by the Partnership to third parties pursuant to operating or finance leases. Types of leases which the General Partner may enter into are operating leases, finance leases and conditional sales contracts:

•

Operating leases are relatively short-term (12 to 48 month) leases under which the aggregate non-cancellable rental payments during the original term of the lease are not sufficient to permit the lessor to recover the purchase price of the subject equipment.

•	In a finance lease, the lessor generally recovers at least 90% of the present value of the equipment during the lease term.
•

A conditional sales contract generally provides that the non-cancellable payments to the seller over the term of the contract are sufficient to recover the investment in such equipment and to provide a return on such investment. Under a conditional sales contract, the seller reserves title to and retains a security interest in, the equipment until the purchase price of the equipment is paid.

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

The Partnership’s policy is to generally enter into “triple net leases” (or the equivalent, in the case of a conditional sales contract) which typically provide that the lessee or some other party bear the risk of physical loss of the equipment; pay taxes relating to the lease or use of the equipment; maintain the equipment; indemnify the Partnership-lessor against any liability suffered by the Partnership as the result of any act or omission of the lessee or its agents; maintain casualty insurance in an amount equal to the greater of the full value of the equipment and a specified amount set forth in the lease; and maintain liability insurance naming the Partnership as an additional insured with a minimum coverage which the General Partner deems appropriate. In addition, the Partnership may purchase “umbrella” insurance policies to cover excess liability and casualty losses, to the extent deemed practicable and advisable by the General Partner. As of December 31, 2014, all leases that have been entered into are “triple net leases”.

The terms and conditions of the Partnership’s leases, or conditional sales contracts, are each determined by negotiation and may impose substantial obligations upon the Partnership. Where the Partnership assumes maintenance or service obligations, the General Partner generally causes the Partnership to enter into separate maintenance or service agreements with manufacturers or certified maintenance organizations to provide such services. Such agreements generally require annual or more frequent adjustment of service fees. As of December 31, 2014, the Partnership has not entered into any such agreements.

Remarketing fees will be paid to the leasing companies from which the Partnership purchases leases. These are fees that are earned by the leasing companies when the initial terms of the lease have been met. The General Partner believes that this strategy adds value since it entices the leasing company to remain actively involved with the lessees and encourages potential extensions, remarketing or sale of equipment. This strategy is designed to minimize any conflicts the leasing company may have with a new lessee and may assist in maximizing overall portfolio performance. The remarketing fee is tied into lease performance thresholds and is a factor in the negotiation of the fee. Remarketing fees incurred in connection with lease extensions are accounted for as operating costs. Remarketing fees incurred in connection with the sale of equipment are included in the gain or loss calculations. For the year ended December 31, 2014, no remarketing fees were paid.  For the years ended December 31, 2014 and 2013, approximately $6,000 and $32,000 of remarketing fees were incurred, respectively. For the year ended December 31, 2013, approximately $61,000 of remarketing fees were paid with cash or netted against receivables due from such parties.

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

Our focus is on Tier 1 (Tier 1 is defined as a large and well-known vendor, often enjoying national or international recognition and acceptance. Tier 1 vendors may be both manufacturers and value-added resellers) information technology, telecommunications, and medical technology equipment, leased in transactions generally ranging in size from $50,000 to $1,000,000. We will consider larger transactions, but for diversification purposes will require such transactions to be divided among multiple lease schedules, and the general partner may even assign a portion of such larger transactions to other affiliated funds to further spread the risk involved in larger transactions. Also, where the equipment type and economic analytics are advantageous, we may engage in lease transactions involving other types of equipment, so long as we feel it is business-essential equipment for the lessee. Also, we conduct a detailed analysis, using a third-party consultant, to assess the residual value of the proposed equipment at the end of the original lease term. This includes an analysis of the equipment’s useful life and depreciation schedule, as well as the expected resale market of that equipment type and availability of remarketing channels.

Finally, in assessing whether a proposed lease transaction will fit into our portfolio criteria, management will consider the amount of exposure we and our affiliated funds have to (i) the proposed asset type, (ii) the particular lessee, (iii) the lessee’s industry, and (iv) the geographic location of the equipment to be leased.

BORROWING POLICIES

The General Partner, at its discretion, may cause the Partnership to incur debt in the maximum aggregate amount of 30% of the aggregate cost of the equipment owned by the Partnership, or subject to conditional sales contracts. The Partnership will incur only non-recourse debt that is secured by equipment and lease income therefrom. Such leveraging permits the Partnership to increase the aggregate amount of its depreciable assets, and, as a result, potentially increases both its lease revenues and its federal income tax deductions above the levels that would be achieved without leveraging. There is no limit on the amount of debt that may be incurred in connection with the acquisition of any single item of equipment. Any debt incurred is fully amortized over the term of the initial lease or conditional sales contract to which the equipment securing the debt is subject. The precise amount borrowed by the Partnership depends on a number of factors, including the types of equipment acquired by the Partnership; the creditworthiness of the lessee; the availability of suitable financing; and prevailing interest rates. There can be no assurance that credit will be available to the Partnership in the amount or at the time desired or on terms considered reasonable by the General Partner. As of December 31, 2014, the Partnership’s aggregate nonrecourse outstanding debt of approximately $691,000 was approximately 5.5% of the aggregate cost of the equipment owned. As of December 31, 2014, the aggregate nonrecourse debt outstanding of approximately $691,000 was approximately 5.5% of the aggregate cost of the equipment owned, with a carrying value of approximately $831,000 at December 31, 2014 and are nonrecourse liabilities of the Partnership.

The Partnership may purchase some items of equipment without leverage. If the Partnership purchases an item of equipment without leverage and thereafter suitable financing becomes available, it may then obtain the financing, secure the financing with the purchased equipment and invest any proceeds from such financing in additional items of equipment. Any such financing will be on terms consistent with the terms applicable to borrowings generally. During 2014, the Partnership did not enter into any such agreements.

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

Loan agreements may also require that the Partnership maintain certain reserves or compensating balances and may impose other obligations upon the Partnership. Moreover, since a significant portion of the Partnership’s revenues from the leasing of equipment will be reserved for repayment of debt, the use of financing reduces the cash, which might otherwise be available for distributions until the debt has been repaid and may reduce the Partnership’s cash flow over a substantial portion of the Partnership’s operating life. As of December 31, 2014 the Partnership had not entered into any such agreements.

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

REFINANCING POLICIES

Subject to the limitations set forth in “Borrowing Policies” above, the Partnership may refinance its debt from time to time. With respect to a particular item of equipment, the General Partner will take into consideration such factors as the amount of appreciation in value, if any, to be realized, the possible risks of continued ownership, and the anticipated advantages to be obtained for the Partnership, as compared to selling such equipment. As of December 31, 2014, the Partnership has not entered into any debt refinancing transactions.

Refinancing, if achievable, may permit the Partnership to retain an item of equipment and at the same time to generate additional funds for reinvestment in additional equipment or for distribution to the Limited Partners.

LIQUIDATION POLICIES

The General Partner intends to cause the Partnership to begin the liquidation phase approximately 10 years after commencement of operations. Notwithstanding the Partnership’s objective to sell all of its assets and dissolve by December 31, 2018, the General Partner may cause the Partnership to dispose of all its equipment and dissolve the Partnership sooner, if warranted by economic conditions.

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

Through February 9, 2015, the Partnership has purchased, or has made the commitment to purchase, the following equipment:

Lessee	Equipment Category	Purchased Term	Pro-rated Purchase Price
Alliant Techsystems, Inc.	Multifunction Centers	36	$102,516
American Reprographics Company, L.L.C.	Multifunction Centers	36	$4,595
American Reprographics Company, L.L.C.	Multifunction Centers	48	$73,033
American Reprographics Company, L.L.C.	Konica Multifunction Centers	36	$88,950
Automatic Data Processing, Inc. (ADP)	Blade Servers	36	$121,646
Automatic Data Processing, Inc. (ADP)	Blade Servers	36	$225,237
Cargill, Inc	Canon Multifunction Centers	36	$70,883
Cummins Inc.	Small IBM Servers	12	$91,049
Cummins Inc.	Small IBM Servers	12	$5,870
Hofstra University	Laptops	36	$22,562
International Paper Company	Inventory Control Systems	36	$44,203

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

GENERAL RESTRICTIONS

Under the Partnership Agreement, the Partnership is not permitted, among other things, to:

(a)

invest in junior trust deeds unless received in connection with the sale of an item of equipment in an aggregate amount that does not exceed 30% of the assets of the Partnership on the date of the investment;

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
(f)	sell or lease any equipment to, lease any equipment from, or enter into any sale- leaseback transactions with, the General Partner or any of its affiliates; or
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

EMPLOYEES

The Partnership had no employees during 2014 and received administrative and other services from a related party, Commonwealth Capital Corp. (“CCC”), which had 56 employees as of December 31, 2014.

ITEM 1A: RISK FACTORS

NOT APPLICABLE

ITEM 1B: UNRESOLVED STAFF COMMENTS

NONE

ITEM 2: PROPERTIES

NONE

ITEM 3: LEGAL PROCEEDINGS

FINRA

On May 3, 2013, the FINRA Department of Enforcement filed a complaint naming Commonwealth Capital Securities Corp. (“CCSC”) and the owner of the firm, Kimberly Springsteen-Abbott, as respondents; however on October 22, 2013, FINRA filed an amended complaint that dropped the allegations against CCSC and reduced the scope of the allegations against Ms. Springsteen-Abbott.  The sole remaining charge was that Ms. Springsteen-Abbott had approved the misallocation of some expenses to certain Funds.  Management believes that the expenses at issue include amounts that were proper and that were properly allocated to Funds, and also identified a smaller number of expenses that had been allocated in error, but were adjusted and repaid to the affected Funds when they were identified in 2012. During the period in question, Commonwealth Capital Corp. and Ms. Springsteen-Abbott provided important financial support to the Funds, voluntarily absorbed expenses and voluntarily waived fees in amounts aggregating in excess of any questioned allocations.  In addition, to avoid any future issues concerning the allocation of expenses, Commonwealth has implemented new procedures to better monitor the allocation process for expenses, which procedures have been in effect since 2012, and have been reviewed without objection in three succeeding FINRA annual inspections to date. In May 2014, a hearing was conducted before a FINRA panel. That Panel ruled on March 30, 2015, that Ms. Springsteen-Abbott should be barred from the securities industry because the Panel concluded that she allegedly misallocated $208,000 of expenses involving certain Funds over the course of three years.  As noted above, during the same three year period (2009-2011), CCC and Ms. Springsteen-Abbott voluntarily provided approximately $2,300,000 to the Funds  through capital contributions, waiver of fees and forgiveness of reimbursable expenses, as well as voluntarily absorbed 10% of all expenses that would otherwise have been allocable to the Funds. Ms. Springsteen-Abbott intends to vigorously challenge the Panel’s decision on appeal. Decisions issued by FINRA's Office of Hearing Officers may be appealed to FINRA's National Adjudicatory Council (NAC) pursuant to FINRA Rule 931. Under NASD Rule 1015, an applicant may file a written request for review of the membership decision with the NAC within 25 days after service of the decision. While a panel decision is on appeal, the sanction is not enforced against the individual.  No adjustments were made to these financial statements with respect to the Fund’s share of the allegedly misallocated expenses, pending the appeal.

ITEM 4: MINE SAFETY DISCLOSURES

NOT APPLICABLE

PART II

ITEM 5:	MARKET FOR THE REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no public market for the units nor is it anticipated that one will develop. As of December 31, 2014, there were 1,113 holders of units. The Units are not listed on any exchange or permitted to trade on any over-the-counter market. In addition, there are substantial restrictions on the transferability of units.

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

In order to make a redemption request, Limited Partners will be required to advise the General Partner in writing of such request. Upon receipt of such notification, the Partnership will provide detailed forms and instructions to complete the request. During the year ended December 31, 2014 limited partners redeemed 565 units of the partnership for a total redemption price of approximately $3,000 in accordance with the terms of the limited partnership agreement. During the year ended December 31, 2013 limited partners redeemed 4,774 units of the partnership for a total redemption price of approximately $40,000 in accordance with the terms of the limited partnership agreement.

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

Distributions in the following amounts paid to the Limited Partners for the years ended December 31, 2014 and 2013 were as follows:

Quarter Ended	2014	2013
March 31	$888,999	$889,090
June 30	612,805	889,049
September 30	533,261	889,049
December 31	326,231	889,049
	$2,361,296	$3,556,237

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

The Equipment Leasing and Finance Association's (ELFA) Monthly Leasing and Finance Index, which reports economic activity from 25 companies representing a cross section of the $903 billion equipment finance sector, showed their overall new business volume for December was $12.9 billion, up 20% from new business volume in December 2013. In a typical end-of-year spike, their new business volume was up 90% from November volume of $6.8 billion. Cumulative new business volume for 2014 rose 8% over 2013. Receivables over 30 days were unchanged from the previous month and from the same period in 2013 at 1%. Charge-offs were unchanged for the ninth consecutive month at an all-time low of 0.2%. Credit approvals totaled 78.6% in December, a slight decrease from 79.1% the previous month. Total headcount for equipment finance companies was up 0.5% year over year. Separately, the Equipment Leasing & Finance Foundation's Monthly Confidence Index (MCI-EFI) for January is 66.1, an increase from the December index of 63.4 and the highest level in the last three years.

ELFA President and CEO William G. Sutton, CAE, said: "Despite a very volatile Q4 equities market, the U.S. economy ended the year in a strong position, evidenced by lower unemployment, continued healing in the housing market, gas prices that seem to be declining almost daily, and robust consumer spending. Against this backdrop, C&I lending picked up as commercial businesses made significant investments in plant and equipment. Despite the typical end-of-year seasonal spike, December's MLFI-25 statistics enter record territory: the 20% increase in year-over-year new business volume was one of the largest December increases in the history of the MLFI-25. Add to this healthy credit markets and the equipment finance industry appears poised for the breakout performance industry observers have been waiting for. We hope that this momentum will carry forward into 2015.

Our business is directly impacted by factors such as economic, political, and market conditions, broad trends in industry and finance, legislative and regulatory changes, changes in government monetary and fiscal policies, and inflation, all of which are beyond our control. During 2014 we continued to experience a modest strengthening in the global economy. As we move into 2015 we expect this moderate recovery to continue, subject of course, to events that may be experienced in Europe and elsewhere throughout the globe. Given these circumstances, we believe companies overall, will continue to increasingly turn to leasing, as a financing solution. It is our belief that companies lease business-essential equipment because leasing can provide many benefits to a company. The number one benefit of leasing that we see is that there is no large outlay of cash required. Therefore, companies can preserve their working capital, lease equipment, which is an expense item, have the flexibility to upgrade the equipment when needed, and have no risk of obsolescence. Because we expect leasing to remain an attractive financing solution for American businesses during the next 12 months, we feel that our ability to increase our portfolio size and leasing revenues during that period will remain strong.

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

Revenue Recognition

For the year ended December 31, 2014, the Partnership’s lease portfolio consisted of operating leases and finance leases. For operating leases, lease revenue is recognized on a straight-line basis in accordance with the terms of the lease agreement.

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

Reimbursable Expenses

Reimbursable expenses are comprised of both ongoing operational expenses and fees associated with the allocation of salaries and benefits, referred to as other LP expenses. Reimbursable expenses, which are charged to us by CCC in connection with our administration and operation, are allocated to us based upon several factors including, but not limited to, the number of investors, compliance issues, and the number of existing leases. For example, if one partnership has more investors than another program sponsored by CCC, then higher amounts of expenses related to investor services, mailing and printing costs will be allocated to that partnership. Also, while a partnership is in its offering stage, higher compliance costs are allocated to it than to a program not in its offering stage, as compliance resources are utilized to review incoming investor suitability and proper documentation. Finally, lease related expenses, such as due diligence, correspondence, collection efforts and analysis staff costs, increase as programs purchase more leases, and decrease as leases terminate and equipment is sold. All of these factors contribute to CCC’s determination as to the amount of expenses to allocate to us or to other sponsored programs. CCC is not reimbursed for salary and benefit costs of control persons.  For the Partnership, all reimbursable items are expensed as they are incurred.

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

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of cash for the year ended December 31, 2014 were from operating activities, which generated approximately $2,389,000, net proceeds from the sale of equipment which were approximately $288,000 and payment from finance leases of approximately $41,000. Our primary sources of cash for the year ended December 31, 2013 were from operating activities, which generated approximately $3,092,000, net proceeds from the sale of equipment which were approximately $355,000 and net proceeds from the sale of finance leases related to the buyout of leases by a significant lessee of approximately $56,000.

Our primary use of cash for the year ended December 31, 2014 was for capital expenditures of approximately $303,000, distributions to partners of approximately $2,176,000, purchase of finance leases of approximately $73,000, equipment acquisition fees and initial direct costs paid to the General Partner of approximately $34,000. Our primary use of cash for the year ended December 31, 2013 was for capital expenditures of approximately $561,000, distributions to partners of approximately $3,592,000, purchase of finance leases of approximately $99,000, equipment acquisition fees and initial direct costs paid to the General Partner of approximately $49,000 and redemptions of limited partnership units of approximately $40,000.

For the year ended December 31, 2014 and 2013, depreciation and amortization expenses were approximately $2,327,000 and $3,603,000, respectively. Other noncash activities included in the determination of net loss were direct payments of lease income by lessees to banks of approximately $365,000 and $185,000, respectively.

Despite a decrease in the portfolio size during 2014 due to expected turnover of leases and the buy-out by the significant lessee, it is the Partnership’s intention to continue to acquire equipment for the portfolio. Operating expenses may continue to decrease, but because of our investment strategy of leasing equipment primarily through triple-net leases, we avoid operating expenses related to equipment maintenance or taxes. We intend to invest approximately $1.5 million in additional equipment during 2015, primarily through debt financing.

At December 31, 2014, cash was held in a total of two accounts maintained at one financial institution with an aggregate balance of approximately $151,000. Bank accounts are federally insured up to $250,000 by the FDIC. At December 31, 2014, the aggregate cash balances were as follows:

Balance at December 31,	2014
Total bank balance	$151,000
FDIC insured	$(151,000)
Uninsured amount	$-

The Partnership's deposits are fully insured by the FDIC as of December 31, 2014. The Partnership has not experienced any losses in our accounts, and believes it is not exposed to any significant credit risk. The amounts in such accounts will fluctuate throughout 2015 due to many factors, including the pace of cash receipts, equipment acquisitions and distributions to limited partners.

As of December 31, 2014, we had future minimum rentals on non-cancellable operating leases of approximately $1,451,000 for the year ending 2015 and $578,000 thereafter. These amounts represent scheduled payments on existing leases only, and do not include expected future revenues on leases that we have not yet entered.

As of December 31, 2014, we had future minimum rentals on non-cancellable finance leases of approximately $46,000 for the year ending 2015 and $89,000 thereafter. These amounts represent payments on existing leases only, and do not include expected future revenues on leases that we have not yet entered.

The balance of our non-recourse debt at December 31, 2014 was approximately $691,000 with interest rates ranging from 1.6% to 4.88% which is payable through October 2017. We assumed debt in connection with the purchase of equipment of approximately $882,000 during 2014. Non-recourse debt leases will not generate current cash flow because the rental payments received from these leases are used to service the indebtedness associated with acquiring or financing the lease. For these leases, we anticipate that the equipment will generate income to the investor either through an extension of the lease term or from the sale of the equipment at the end of the lease term. Management does not expect significant interest rate increases to take place during 2015, and therefore expects our cost of nonrecourse borrowing to remain steady over the next 12 months.

CCC, on behalf of the Partnership and on behalf of other affiliated partnerships, acquires equipment subject to associated debt obligations and lease agreements and allocates a participation in the cost, debt and lease revenue to the various partnerships based on certain risk factors. The Partnership’s share of the cost of the equipment in which it participates with other partnerships at December 31, 2014 was approximately $6,006,000 and is included in the Partnership’s equipment on its balance sheet. The total cost of the equipment shared by the Partnership with other partnerships at December 31, 2014 was approximately $13,135,000. The Partnership’s share of the outstanding debt associated with this equipment at December 31, 2014 was approximately $471,000 and is included in the Partnership’s notes payable on its balance sheet. The total outstanding debt related to the equipment shared by the Partnership at December 31, 2014 was approximately $1,443,000. As the Partnership and the other programs managed by the General Partner increase their overall portfolio size, opportunities for shared participation are expected to continue. Sharing in the acquisition of a lease portfolio gives the Partnership an opportunity to acquire additional assets and revenue streams, while allowing the Partnership to remain diversified and reducing its overall risk with respect to one portfolio. Thus, total shared equipment and related debt should continue throughout 2015 as the Partnership continues to acquire equipment for its portfolio.

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

In December 2014 a significant lessee, ALSC, breached its Master Lease Agreement (“MLA”) scheduled to terminate in January 2016 and defaulted on its lease payments for equipment shared by the Partnership and other affiliated Funds.  The MLA had an original equipment purchase price of approximately $10,000,000 and was scheduled to terminate in January 2016.  The Funds had received approximately $6,300,000 in scheduled lease payments prior to the December 2014 default.  Additionally, in January 2015, Commonwealth, on behalf of the Funds, entered into a Purchase Agreement (“Purchase Agreement”) for the sale of the equipment to Medshare Technologies for approximately $3,400,000 with the Partnership’s share representing, $75,000.  On April 2, 2015 Commonwealth reached a settlement agreement with the parent company of ALSC for $3,500,000. The Partnership’s share is approximately $84,000.

In total, the Funds expect to receive approximately $13,200,000 from the shared investment in the MLA, the settlement agreement and the sale of equipment for approximately $10,000,000 of original equipment cost as is detailed in the table below:

	Master Lease Agreement	Commonwealth Income & Growth Fund VI
Lease payments (2013-2014)	$ 6,300,000	$ 135,000
Proceeds from the sale of equipment (2015)	3,400,000	75,000
Settlement proceeds (2015)	3,500,000	84,000
Total	$ 13,200,000	$ 294,000
Original Equipment Purchase Price	$ 10,000,000	$ 224,000

RESULTS FROM OPERATIONS

For the year ended December 31, 2014, we recognized revenue of approximately $3,211,000, expenses of approximately $3,244,000, and a gain from insurance recovery of approximately $101,000, resulting in net income of approximately $68,000. The net income is primarily due to a decrease in operating expenses, depreciation and amortization expense and equipment management fees.  There was a gain on sale of equipment and an insurance recovery as discussed below.  For the year ended December 31, 2013 we recognized revenue of approximately $4,038,000 and expenses of approximately $4,650,000 resulting in net loss of approximately $612,000.

We have 118 active operating leases that generated lease revenue of approximately $3,088,000 during 2014 as compared to 258 active operating leases that generated lease revenue of approximately $4,013,000 during 2013. Management expects to add new leases to our portfolio throughout 2015, primarily through cash generated from operating activities and debt financing.  This decrease was primarily due to an overall reduction in the number of active leases during 2014 as expiring leases were greater than acquisitions.  In addition, the Partnership negotiated a settlement with a significant lessee for the buy-out of several operating leases that occurred during the year ended December 31, 2013.

The Partnership’s equipment portfolio consists of approximately 28% laptops/printers/other produced by various manufacturers and approximately 17% high end sun servers produced by various manufacturers. The General Partner continuously monitors and seeks to decrease the concentration of equipment by type to diversify the equipment portfolio and potentially reduce the overall risk to the investor. There are four lessees that accounted for 22%, 17%, 12% and 11% of lease revenue for the year ended December 31, 2014.

For the year ended December 31, 2014, the Partnership recognized approximately $85,000 in gain related to the sale of equipment. This compares to the year ended December 31, 2013 when the Partnership recognized approximately $18,000 in loss on sale of equipment. The increase in gain on the sale of equipment is primarily due to a lower net book value and/or fully depreciated equipment at the time of sale.

For the year ended December 31, 2014, operating expenses, excluding depreciation, primarily consist of accounting and legal fees, outside service fees and reimbursement of expenses to CCC for administration and operation of the Partnership. These expenses decreased to approximately $740,000 during 2014 from approximately $854,000 in 2013. This decrease is primarily attributable to a reduction in remarketing and other LP expenses for the year ended December 31, 2014.  Included in operating expense were legal fees for the years ended December 31, 2014 and 2013 of approximately $149,000 and $61,000 related to the FINRA matter, respectively.

For the year ended December 31, 2014, the Partnership recorded a gain of approximately $101,000 for an insurance recovery under the Partnership’s Officers’ and Directors’ insurance policy related to legal fees incurred in connection with the FINRA matter.

For the year ended December 31, 2013, the Partnership recorded approximately $40,000 related to the SEC settlement as a reduction in expenses and corresponding receivable from the General Partner in accordance with the applicable accounting guidance. The matter was settled in September 2013 with the General Partner neither admitting nor denying the findings. The Partnership’s portion of the settlement is approximately $40,000, which was recorded as a reduction in expenses in the condensed statement of operations during the year ended December 31, 2013 in accordance with the accounting guidance in FASB ASC 605-50. As of September 30, 2014, the receivable was completely satisfied.

We pay an equipment management fee to our general partner for managing our equipment portfolio. The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases and 2% of the gross lease revenue attributable to equipment that is subject to finance leases. For the year ended December 31, 2014 the equipment management fee decreased to approximately $155,000 from approximately $206,000 for the year ended December 31, 2013 which is consistent with the decrease in lease volume and revenue.

Depreciation and amortization expenses consist of depreciation on equipment and amortization of equipment acquisition fees. For the years ended December 31, 2014 and 2013 these expenses were approximately $2,327,000 and $3,603,000, respectively. The decrease is primarily attributable to the decrease in the equipment portfolio size that occurred during 2014.  In addition, the Partnership recorded an impairment charge of approximately $41,000 and $48,000 at December 31, 2014 and 2013, respectively. The 2014 impairment charge was related to the ALSC default.

Net income was approximately $68,000 for the year ended December 31, 2014.  Net loss was approximately $612,000 for the year ended December 31, 2013. The changes in income were attributable to the changes in revenue and expenses as discussed above.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

NONE

ITEM 8: FINANCIAL STATEMENTS

Our financial statements for the fiscal years ended December 31, 2014 and 2013, and the reports thereon of the independent registered public accounting firm are included in this annual report.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE

ITEM 9A: CONTROLS AND PROCEDURES

Our management, under the supervision and with the participation of the General Partner’s chief executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures related to our reporting and disclosure obligations as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, the chief executive officer and principal financial officer have concluded that, as of December 31, 2014, our disclosure controls and procedures are effective in ensuring that information relating to us, which is required to be disclosed in our periodic reports filed or submitted under the Securities Exchange Act of 1934 is (a) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (b) accumulated and communicated to management, including the chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Partnership’s internal control over financial reporting at December 31, 2014. Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO)”. Management’s assessment included an evaluation of the design of the Partnership’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the board of directors.

Based on our assessment, management determined that, at December 31, 2014, the Partnership maintained effective internal control over financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. There has been no change in internal controls over financial reporting that occurred during the quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Partnership’s registered public accounting firm pursuant to final rule of the Securities and Exchange Commission that permit the Partnership to provide only management's report in this annual report.

ITEM 9B: OTHER INFORMATION

NONE

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

GENERAL

The Partnership does not have any Directors or executive officers.  Rather, it is managed by the Manager. The directors and officers of the Manager are required to spend only such time on Partnership affairs as is necessary for the proper conduct of Partnership business. Under certain circumstances, such directors and officers are entitled to indemnification from the Partnership. The Manager reserves the right to determine now and in the future which personnel are deemed control persons and, therefore would not seek reimbursement for personnel costs related to such persons. It is not intended that every person who carries a title such as director, vice president, executive vice president, senior vice president, manager, secretary, controller or treasurer or who holds a 5% equity interest be considered a ―Controlling Person.

The Board of Directors of the Sponsor has established an Executive Committee, and the operations of the Manager are effectively controlled by the Executive Committee of the Sponsor. The Executive Committee has functional control over all day-to-day activities of the Sponsor and effectively the Manager. Currently, Kimberly A. Springsteen-Abbott and Henry J. Abbott are the members of the Executive Committee. Kimberly A. Springsteen-Abbott is the sole shareholder of Commonwealth Capital Corp., and thus retains ultimate control of all Commonwealth entities through her ability to elect, remove and replace directors. Prior to mid-2011, only Ms. Springsteen-Abbott was considered a controlling person of the Commonwealth-sponsored equipment funds and Mr. Abbott is currently a controlling person with respect to the equipment funds as well, with the goal being that Executive Committee membership will be indicative of control over the income funds as well as the Sponsor. For purposes of our financial operations, we do not currently consider any other employees to be control persons, and do not expect to do so in the foreseeable future.

The General Partner, a wholly owned subsidiary of Commonwealth of Delaware, Inc., a Delaware corporation, which is in turn a wholly-owned subsidiary of CCC, a Pennsylvania corporation, was incorporated in Pennsylvania on August 26, 1993. The General Partner also acts as the General Partner for Commonwealth Income & Growth Fund IV, Commonwealth Income & Growth Fund V and Commonwealth Income & Growth Fund VII and is the manager of several private entities. The principal business office of the General Partner is 17755 US Highway 19 North, Suite 400, Clearwater, FL 33764 and its telephone number is (877) 654-1500. The General Partner manages and controls the affairs of the Partnership and has sole responsibility for all aspects of the Partnership’s operations. The officers of the General Partner devote such time to the affairs of the Partnership as in the opinion of the General Partner is necessary to enable it to perform its function as General Partner. The officers of the General Partner are not required to spend their full time in meeting their obligations to the Partnership.

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

Kimberly A. Springsteen-Abbott, Kimberly A. Springsteen-Abbott, age 55, joined Commonwealth in April 1997 as a founding registered principal and Chief Compliance Officer of its broker/dealer, Commonwealth Capital Securities Corp. Ms. Springsteen-Abbott is the Chief Executive Officer and Chairman of the Board of Directors of Commonwealth Capital Corp. (the parent corporation); Commonwealth Capital Securities Corp. (the broker/dealer); and Commonwealth Income & Growth Fund, Inc. (the General Partner), positions she has held since April 2006. Ms. Springsteen-Abbott is responsible for general operations of the equipment leasing/portfolio management side of the business. Ms. Springsteen-Abbott oversees all CCC operations, as well as CCSC SEC/FINRA compliance. For the broker/dealer, she oversees securities policies, company procedures/operations. Ms. Springsteen-Abbott oversees all corporate daily operations and training, as well as develops long-term corporate growth strategies. Ms. Springsteen-Abbott has over 27 years of experience in the financial services industry, specifically in the real estate, energy and leasing sectors of alternative investments. Ms. Springsteen-Abbott is the sole shareholder of Commonwealth Capital Corp. Ms. Springsteen-Abbott was elected to the Board of Directors of the parent corporation in 1997 and has also served as its Executive Vice President and COO. Also in 1997, she founded Commonwealth Capital Securities Corp., where she was elected to the Board of Directors and appointed President, COO and Chief Compliance Officer. Her responsibilities included business strategy, product development, broker/dealer relations development, due diligence, and compliance. From 1980 through 1997, Ms. Springsteen-Abbott was employed with Wheat First Butcher Singer, a regional broker/dealer located in Richmond, Virginia. At Wheat, she served as Senior Vice President & Marketing Manager for the Alternative Investments Division. Ms. Springsteen-Abbott holds her FINRA Series 7, 63 and 39 licenses. She is a member of the Equipment Leasing and Finance Association, the Financial Planners Association, the National Association of Equipment Leasing Brokers, REISA and has served on the Board of Trustees for the Investment Program Association. Ms. Springsteen-Abbott is a member of the Executive Committee and the Disaster Recovery Committee. Ms. Springsteen-Abbott is the wife of Henry J. Abbott.

Henry J. Abbott, age 64, joined Commonwealth in August 1998 as a Portfolio Manager, a position he held until April 2006, at which time he was elected President of CCC and CIGF, Inc., Executive Vice President of CCSC, and Director of CCC and its affiliates. Mr. Abbott is a registered principal of the broker/dealer. Mr. Abbott is responsible for lease acquisitions, equipment dispositions and portfolio review. Additionally, Mr. Abbott is also responsible for oversight of residual valuation, due diligence, equipment inspections, negotiating renewal and purchase options and remarketing off-lease equipment. Mr. Abbott serves as senior member on the Disaster Recovery Committee and the Facilities Committee, and was appointed to the Executive Committee in 2008. Prior to Commonwealth, Mr. Abbott has been active in the commercial lending industry, working primarily on asset-backed transactions for more than 30 years. Mr. Abbott attended St. John’s University and holds his FINRA Series 7, 63 and 24 licenses. Mr. Abbott was a founding partner of Westwood Capital LLC in New York, a Senior Vice President for IBJ Schroeder Leasing Corporation and has managed a group specializing in the provision of operating lease finance programs in the high technology sector. Mr. Abbott brings extensive knowledge and experience in leasing and has managed over $1.5 billion of secured transactions. Mr. Abbott is a member of the Equipment Leasing and Finance Association, the National Association of Equipment Leasing Brokers, REISA and the Investment Program Association. Mr. Abbott is a member of the executive committee and the Disaster Recovery Committee.  Mr. Abbott is the husband of Kimberly A. Springsteen-Abbott.

Lynn A. Franceschina , age 43, joined Commonwealth in 2001 as Vice President and Accounting Manager. In October 2004 she became Controller and Senior Vice President, and since April 2006 has served as Executive Vice President of CCC and CIGF, Inc., Senior Vice President of CCSC, and Chief Operations Officer of CCC, CCSC, and CIGF, Inc. and certain of its affiliates. She was named as a director of CCC and its affiliates in June 2006, resigning from this position as of November 2012 for which an 8-K was filed. Ms. Franceschina is responsible for daily operations, including oversight of all accounting, financial reporting and tax functions, investor communications, and human resources. During the period of March 2004 to October 2004, Ms. Franceschina was employed at Wilmington Trust Corp. where she was part of the policies and procedures team responsible for Sarbanes-Oxley documentation. Prior to joining Commonwealth, Ms. Franceschina was the Business Controls Manager for Liquent, Inc., a leading software developer, where she was responsible for managing corporate forecasting and analysis, as well as the budgeting for the sales and marketing division. From 1999 to 2000, she served as a Senior Financial Analyst for Environ Products, and from 1994 to 1999, she was a Senior Accountant with Duquesne University. Prior to joining Duquesne University, Ms. Franceschina was an accountant with the public accounting firm of Horovitz, Rudoy, & Roteman. Ms. Franceschina is a Sigma Beta Delta graduate of Robert Morris University, during which time she also served as treasurer of her Alpha Chi national honor society chapter. Ms. Franceschina holds her FINRA Series 22, 63, 39 and 99 licenses. She is a member of the Disaster Recovery Committee, the Equipment Leasing and Finance Association, Investment Program Association, REISA and the Institute of Management Accountants.

Jay Dugan, age 66, joined Commonwealth in 2002 as Assistant Vice President and Network Administrator, and became a Vice President in December 2002, Senior Vice President in December 2003, and has been Executive Vice President and Chief Technology Officer of the parent and its affiliates since December 2004. Mr. Dugan has also been a director of CCC and CIGF, Inc. since June 2006. Mr. Dugan is responsible for the information technology vision, security, operation and ongoing development, including network configurations, protection of corporate assets and maximizing security and efficiency of information flow. Prior to Commonwealth, Mr. Dugan founded First Securities USA, a FINRA member firm, in 1988 and operated that firm through 1998. From 1999 until 2002, Mr. Dugan was an independent due diligence consultant until he came to Commonwealth to develop that area of the firm. Mr. Dugan attended St. Petersburg College and holds an AS Degree in Computer Networking Technology. Mr. Dugan is a Microsoft Certified Systems Engineer, Microsoft Certified Database Administrator and Comp-Tia Certified Computer Technician. Mr. Dugan is a senior member of the Disaster Recovery Committee, as well as oversight member of the Website Committee.

Peter Daley, age 74, joined Commonwealth in June 2006 as a director. Mr. Daley is an Accredited Senior Appraiser for the discipline of Machinery and Equipment with a specialty in High-Technology for the valuation of computer equipment. Mr. Daley has been in the computer business since 1965, first with IBM as a computer broker/lessor and then with Daley Marketing Corporation (DMC), a firm he founded in July 1980 to publish reports about computer equipment, including “Market Value Reports” and “Residual Value Reports.” In January 2001 Mr. Daley acquired Computer Economics, merged DMC into CEI and in April 2005 sold the IT Management Company and created a new company focused on the fair market value business. Additionally, Mr. Daley remains President of DMC Consulting Group, a separate company that specializes in writing Appraisals, Portfolio Analysis and Property Tax Valuation from Fair Market Value to Residual Value valuations. Mr. Daley has developed a database of “Fair Market Value” equipment values from 1980 to the present, utilizing a variety of reports and publications along with the DMC and CEI Market Value Reports. This database has been successfully used in the valuation of computer equipment in the settlement of a number of Virginia tax cases. He has also previously testified in California, Minnesota, Michigan, New York, and the Virginia Courts as an expert in the field of valuation of computer equipment. Mr. Daley has a full repertoire of lectures, seminars, presentations, and publications that he has conceived and shared with the public. From 1994 to present he has been writing computer appraisals and reports for Fortune 500 companies. From April 2005 to present as president of DMC Valuations Group, Mr. Daley has been publishing, both on the web and in print, fair market values, residual values, and manufacturer’s price lists to existing valuation clients around the world. Mr. Daley graduated from Pepperdine University in 1991 with a Masters of Business Administration, and from Cal State Northridge with a Bachelor of Science in Business Administration in 1965. Mr. Daley is also an Accredited Senior Appraiser with the American Society of Appraisers.

James Pruett, age 49, joined Commonwealth in 2002 as an Executive Assistant. Mr. Pruett was named Assistant Vice President and a Compliance Associate in February 2005, Vice President and Compliance Manager in December 2005 and since December 2007 has served as Senior Vice President and Compliance Officer of the parent and its affiliates. Mr. Pruet was also named Secretary to the parent’s board of directors in December 2008. Mr. Pruett is responsible for management of regulatory policies and procedures, assisting in compliance internal audit, associate regulatory filings, broker/dealer registrations, state and broker/dealer financial regulatory reporting requirements. Mr. Pruett assists in the management of shareholder records and updates. Mr. Pruett is a member of the Website Committee and the Disaster Recovery Committee. Mr. Pruett holds his FINRA Series 22, 63 and 39 licenses. Prior to joining Commonwealth, Mr. Pruett served as Managing Editor/Associate Publisher for Caliber Entertainment, a publishing and entertainment licensing company. Mr. Pruett’s responsibilities included oversight of production of publishing library, as well as serving as Editor-in-Chief for all publications and additionally served as Media Relations Liaison. Mr. Pruett is a member of the Equipment Leasing Association and Finance and the Investment Program Association.

Mark Hershenson, age 49, joined Commonwealth in April 2002 as Broker Services Manager and has served as Senior Vice President and Broker Dealer Relations Manager of the parent and its affiliates since December 2007. Mr. Hershenson is responsible for management of all broker/dealer relationships, and over-sees the Due Diligence, Marketing, and Broker Services Departments. Prior to Commonwealth, Mr. Hershenson served as part of a financial planning practice at American United Life from 1999 through 2002. He has written a book for the Florida Insurance Commissioner on how to sell insurance products. Additionally, in 1991 through 1998, Mr. Hershenson served as sales trainer at MetLife for over 100 registered representatives. Mr. Hershenson attended Stonehill College and holds a Bachelor’s degree in Psychology, with a concentration in Marketing/Organizational Behaviorism and engaged in Master’s level coursework in Financial Planning though American College. He holds his FINRA Series 6, 7, 39 and 63 licenses. Mr. Hershenson is a member of the Equipment Leasing and Finance Association and the Investment Program Association.

David W. Riggleman, age 52, joined Commonwealth in July 2007 as a Business Development Specialist and was named Assistant Vice President in December 2007, Portfolio Manager in June 2008, Vice President of CCC and CIGF, Inc. in December 2008, and as Senior Vice President in December 2010. Mr. Riggleman is responsible for lease acquisitions, equipment research and evaluation, lease pricing, portfolio analysis, and asset remarketing and disposition. Prior to joining Commonwealth, Mr. Riggleman served from January 2005 to July 2007 as Vice President, Investments for Raymond James and Associates in Cumberland, Maryland. At Raymond James, he served as a Branch Owner in the Advisor Select Program. He managed branch associates in addition to managing private client accounts with more than $75 million in assets under management. From July 1994 to December 2004, Mr. Riggleman was Vice President, Investments and Branch Manager at Legg Mason. While there, he opened and managed a branch while also managing private client and institutional assets with assets under management of more than $65 million. He served as a member of Legg Mason President’s Council in 1998 and served consecutive terms as member of Legg Mason’s Financial Services Advisory Panel in 1999 and 2000. From January 1987 to June 1994, he was Vice President, Investments of Wheat First Securities, where he managed private client and institutional assets totaling more than $40 million. Mr. Riggleman studied Economics at the University of Richmond, and also Business Administration at Frostburg State University.

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

ENTITY RECEIVING COMPENSATION	TYPE OF COMPENSATION	AMOUNT INCURRED DURING 2014	AMOUNT INCURRED DURING 2013
	OPERATIONAL AND SALE OR LIQUIDATION STAGES

The General Partner	Equipment Acquisition Fee. The General Partner earned an equipment acquisition fee of 4% of the purchase price of each item of equipment purchased as compensation for the negotiation of the acquisition of the equipment and lease thereof or sale under a conditional sales contract. As of December 31, 2014, equipment acquisition fees earned for operating and finance leases was approximately $31,000 and $3,000, each.	$34,000	$49,000
The General Partner and its Affiliates	Reimbursable Expenses. The General Partner and its affiliates are entitled to reimbursement by the Partnership for the cost of goods, supplies or services obtained and used by the general partner in connection with the administration and operation of the partnership from third parties unaffiliated with the General Partner. The amounts set forth on this table do not include expenses incurred in the offering of units. For the years ended December 31, 2014 and 2013, the Partnership was charged approximately $305,000 and $427,000 in other LP expense, respectively.	$628,000	$805,000
The General Partner	Debt Placement Fee. As compensation for arranging term debt to finance the acquisition of equipment to the Partnership, a fee equal to one percent of such indebtedness; provided, however, that such fee shall be reduced to the extent the Partnership incurs such fees to third parties unaffiliated with the General Partner or the lender, with respect to such indebtedness. No such fee will be paid with respect to borrowings from the general partner or its affiliates.	$9,000	$1,000
The General Partner	Equipment Management Fee. A monthly fee equal to the lesser of (a) the fees which would be charged by an independent third party in the same geographic market for similar services and similar equipment or (b) the sum of (i) two percent of the gross lease revenues attributable to equipment subject to full payout net leases which contain net lease provisions and (ii) five percent of the gross lease revenues attributable to equipment subject to operating leases and (iii) two percent of the gross lease revenues attributable to equipment subject to finance leases.	$155,000	$206,000

The General Partner

Equipment Liquidation Fee. With respect to each item of equipment sold by the general partner, a fee equal to the lesser of (i) 50% of the competitive equipment sale commission or (ii) three percent of the sales price for such equipment. The payment of this fee is subordinated to the receipt by the Limited Partners of (i) a return of their capital contributions and 10% annum cumulative return, compounded daily, on adjusted capital contributions and (ii) the net disposition proceeds from such sale in accordance with the Partnership Agreement. Such fee is reduced to the extent any liquidation or resale fees are paid to unaffiliated parties. For the year ended December 31, 2013, the General Partner earned but waived approximately $2,000 of equipment liquidation fees. There were no equipment liquidation fees earned and waived for the year ended December 31, 2014.

		$9,000	$9,000
The General Partner	Partnership Interest and Distribution. The General Partner has a present and continuing one percent interest of $1,000 in the Partnership’s item of income, gain, loss, deduction, credit, and tax preference. In addition, the General Partner receives one percent of Cash Available for Distribution until the Limited Partners have received distributions of Cash Available for Distribution equal to their Capital Contributions plus the 10% Cumulative Return and thereafter, the General Partner will receive 10% of Cash Available for Distribution.	$24,000	$36,000

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

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The aggregate fees billed and expected to be billed for the fiscal years ended December 31, 2014 and 2013 for professional services rendered by the Partnership’s independent registered public accounting firm for the audit of the registrant’s annual financial statements and review of the financial statements included in our Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for that fiscal year, was approximately $85,000 and $82,000, respectively.

AUDIT-RELATED FEES

There were no aggregate fees billed in the fiscal years ended December 31, 2014 and 2013 for assurance and related services by the Partnership’s independent registered public accounting firm that are reasonably related to the performance of the audit or review of the registrant's financial statements and are not reported under the paragraph captioned “Audit Fees.”

TAX FEES

There were no fees billed in the fiscal years ended December 31, 2014 and 2013 for professional services rendered by the Partnership’s independent registered public accounting firm for tax compliance, tax advice and tax planning.

ALL OTHER FEES

There were no aggregate fees billed in the fiscal years ended December 31, 2014 and 2013 for products and services provided by the Partnership’s independent registered public accounting firm, other than the services reported above under other captions of this Item 14.

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

There were no other fees approved by the Board of Directors of the General Partner, or paid by the Partnership during 2014 other than fees related to audit or tax compliance.

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

*Incorporated by reference from the Partnership’s Registration Statement on Form S-1 (Registration No. 333-26933)

SIGNATURES

Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf April 15, 2015 by the undersigned thereunto duly authorized.

COMMONWEALTH INCOME & GROWTH FUND VI
By: COMMONWEALTH INCOME & GROWTH FUND, INC., General Partner
By: /s/Kimberly A. Springsteen-Abbott
Kimberly A. Springsteen-Abbott,
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 15, 2015:

SIGNATURE	CAPACITY

/s/Kimberly A. Springsteen-Abbott	Chairman, Chief Executive Officer,
Kimberly A. Springsteen-Abbott	Commonwealth Income & Growth Fund, Inc.

/s/Henry J. Abbott	Director, President,
Henry J. Abbott	Commonwealth Income & Growth Fund, Inc.

Commonwealth Income &

Growth Fund VI

Financial Statements

For the years ended December 31, 2014 and 2013

Report of Independent Registered Public Accounting Firm

The Partners

Commonwealth Income & Growth Fund VI

Clearwater, Florida

We have audited the accompanying balance sheets of Commonwealth Income & Growth Fund VI (“Partnership”) as of December 31, 2014 and 2013 and the related statements of operations, Partners’ capital, and cash flows for each of the two years in the period ended December 31, 2014. These financial statements are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Commonwealth Income & Growth Fund VI at December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

Philadelphia, PA

April 15, 2015

Commonwealth Income &

Growth Fund VI

Balance Sheets

	December 31,	December 31,
	2014	2013
ASSETS
Cash and cash equivalents	$148,748	$29,493
Lease income receivable, net of reserve of approximately $37,000 and $42,000 at December 31, 2014 and 2013, respectively	145,093	302,375
Accounts receivable, Commonwealth Capital Corp., net	324,754	428,786
Other receivables	3,494	2,775
Prepaid expenses	2,543	1,000
	624,632	764,429
Net investment in finance leases	141,327	98,098

Equipment, at cost	12,514,225	15,890,079
Accumulated depreciation	(9,853,504)	(11,559,623)
	2,660,721	4,330,456
Equipment acquisition costs and deferred expenses, net of accumulated amortization of approximately $125,000 and $186,000 at December 31, 2014 and 2013, respectively	72,708	115,385
	72,708	115,385

Total Assets	$3,499,388	$5,308,368

LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES
Accounts payable	$125,731	$97,794
Accounts payable, CIGF, Inc., net	347,209	65,555
Other accrued expenses	216,014	517,521
Unearned lease income	89,464	103,075
Notes payable	690,550	173,876
Total Liabilities	1,468,968	957,821

PARTNERS' CAPITAL
General Partner	1,000	1,000
Limited Partners	2,029,420	4,349,547
Total Partners' Capital	2,030,420	4,350,547

Total Liabilities and Partners' Capital	$3,499,388	$5,308,368

see accompanying notes to financial statements

Commonwealth Income &

Growth Fund VI

Statements of Operations

	Years ended December 31,
	2014	2013
Revenue
Lease	$3,087,970	$4,013,350
Interest and other	38,132	23,862
Gain on sale of investment in finance leases	-	728
Gain on sale of equipment	85,100	-
Total revenue	3,211,202	4,037,940

Expenses
Operating, excluding depreciation	739,841	854,204
SEC restitution settlement, General Partner	-	(40,269)
Equipment management fee, General Partner	155,210	205,706
Interest	21,195	9,691
Depreciation	2,244,578	3,469,640
Amortization of equipment acquisition costs and deferred expenses	82,599	133,396
Loss on sale of equipment	-	17,749
Total expenses	3,243,423	4,650,117

Other income (loss)
Gain from insurance recovery	100,652	-
Total other income (loss)	100,652	-
Net income (loss)	$68,431	$(612,177)

Net income (loss) allocated to Limited Partners	$44,580	$(648,099)

Net income (loss) per equivalent Limited Partnership unit	$0.02	$(0.36)

Weighted average number of equivalent limited partnership units outstanding during the period	1,795,773	1,796,874

see accompanying notes to financial statements

Commonwealth Income &

Growth Fund VI

Statements of Partners' Capital

	General	Limited
	Partner	Partner	General	Limited
	Units	Units	Partner	Partners	Total
Balance, January 1, 2013	50	1,800,881	$1,000	$8,593,645	$8,594,645
Redemptions	-	(4,774)	-	(39,762)	(39,762)
Net loss	-	-	35,922	(648,099)	(612,177)
Distributions	-	-	(35,922)	(3,556,237)	(3,592,159)
Balance, December 31, 2013	50	1,796,107	$1,000	$4,349,547	$4,350,547
Redemptions	-	(565)	-	(3,411)	(3,411)
Net income	-	-	23,851	44,580	68,431
Distributions	-	-	(23,851)	(2,361,296)	(2,385,147)
Balance, December 31, 2014	50	1,795,542	$1,000	$2,029,420	$2,030,420

see accompanying notes to financial statements

Commonwealth Income &

Growth Fund VI

Statements of Cash Flows

Years ended December 31,	2014	2013

Cash flows from operating activities
Net income (loss)	$68,431	$(612,177)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	2,327,177	3,603,036
Gain on the sale of investment in finance leases	-	(728)
Gain (loss) on sale of equipment	(85,100)	17,749
Other noncash activities:
Lease revenue net of interest expense, on notes payable, realized as a result of direct payment of principal to bank by lessee	(365,498)	(185,150)
Amortization of initial direct costs	2,399	428
Earned interest on finance leases	(10,262)	(3,167)
Changes in assets and liabilities
Lease income receivable	157,282	236,147
Accounts receivable, Commonwealth Capital Corp., net	104,032	413,607
Other receivables	(719)	3,920
Prepaid expenses	(1,543)	(488)
Accounts payable	27,937	(29,470)
Accounts payable, CIGF, Inc., net	281,654	(151,242)
Other accrued expenses	(103,084)	(30,027)
Unearned lease income	(13,611)	(170,225)
Net cash provided by operating activities	2,389,095	3,092,213

Cash flows from investing activities
Capital expenditures	(302,887)	(560,971)
Purchase of finance leases	(73,033)	(99,192)
Payment from finance leases	40,588	6,420
Equipment acquisition fees paid to the General Partner	(34,021)	(48,606)
Net proceeds from the sale of finance leases	-	56,443
Net proceeds from the sale of equipment	287,768	354,776
Net cash used in investing activities	(81,585)	(291,130)

Cash flows from financing activities
Redemptions	(3,411)	(39,762)
Distributions to partners	(2,176,022)	(3,592,159)
Debt placement fee paid to General partner	(8,822)	(651)
Net cash used in financing activities	(2,188,255)	(3,632,572)

Net increase (decrease) in cash and cash equivalents	119,255	(831,489)
Cash and cash equivalents at beginning of year	29,493	860,982
Cash and cash equivalents at end of year	$148,748	$29,493
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

During the years ended December 31, 2014 and 2013, limited partners redeemed 565 and 4,774 units of partnership interest for a total redemption price of approximately $3,000 and $40,000 in accordance with the terms of the Partnership’s Limited Partnership Agreement (the “Agreement”) respectively.

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

Allocations of income and distributions of cash are based on the Agreement. The various allocations under the Agreement prevent any limited partner’s capital account from being reduced below zero and ensure the capital accounts reflect the anticipated sharing ratios of cash distributions, as defined in the Agreement. During years ended December 31, 2014 and 2013, cash distributions to limited partners were made at a rate of approximately 7% and 10%, respectively, of their original contributed capital. Distributions during the years ended December 31, 2014 and 2013 were made to limited partners in the amount of approximately $1.31 and $1.98, respectively, per unit based on each investor’s number of limited partnership units outstanding during the year.

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

There were no assets or liabilities measured at fair value on a recurring basis at December 31, 2014 and 2013. Fair Value Measurements on a nonrecurring basis as of December 31, 2014 and 2013 are as follows:

	Fair Value as of December 31, 2014	Fair Value Measurements Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Assets
Equipment	$75,000	$—	$75,000	$—

	Fair Value as of December 31, 2013	Fair Value Measurements Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Assets
Equipment	$68,000	$—	$68,000	$—

Equipment is measured at fair value on a non-recurring basis in conjunction with the Partnership’s impairment analysis. An impairment charge of approximately $41,000 and $48,000 was recorded for equipment written down to fair value in 2014 and 2013, respectively, as a component of depreciation expense in the accompanying statements of operations. The fair value of equipment was calculated using a market approach for 2014 and 2013. The market approach utilized third party appraisals or comparable sales of similar assets which are inputs classified as level 2 within the fair value hierarchy.

Fair Value disclosures of financial instruments

Estimated fair value was determined by management using available market information and appropriate valuation methodologies. However, judgment was necessary to interpret market data and develop estimated fair value. Cash, receivables, accounts payable and accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values as of December 31, 2014 and 2013 due to the immediate or short-term nature of these financial instruments.

The Partnership’s long-term debt consists of notes payable, which are secured by specific equipment and are nonrecourse liabilities of the Partnership. The estimated fair value of this debt at December 31, 2014 and 2013 approximates the carrying value of these instruments, due to the interest rates on this debt approximating current market values. The Partnership classifies the fair value of its notes payable within Level 2 of the valuation hierarchy based on the observable inputs used to estimate fair value.

Revenue Recognition

For the year ended December 31, 2014, the Partnership’s lease portfolio consisted of operating leases and finance leases. For operating leases, lease revenue is recognized on a straight-line basis in accordance with the terms of the lease agreement.

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

Gains or losses from sales of leased and off-lease equipment are recorded on a net basis in the Partnership’s Statement of Operations.  Gains from the termination of leases are recognized when the lease is modified and terminated concurrently. Gains from lease termination included in lease revenue for the year ended December 31, 2014 was approximately $185,000. For the year ended December 31, 2013, the Partnership did not recognize any gain from the termination of leases.

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

The Partnership evaluates its long-lived assets when events or circumstances indicate that the value of the asset may not be recoverable. The Partnership determines whether impairment exists by estimating the undiscounted cash flows to be generated by each asset. If the estimated undiscounted cash flows are less than the carrying value of the asset then impairment exists. The amount of the impairment is determined based on the difference between the carrying value and the fair value. Fair value is determined based on estimated discounted cash flows to be generated by the asset, third party appraisals or comparable sales of similar assets, as applicable, based on asset type. An impairment charge of approximately $41,000 and $48,000 was recorded for equipment written down to fair value in 2014 and 2013, respectively, as a component of depreciation expense in the accompanying statements of operations.

Residual values are determined by management and are calculated using information from both internal and external sources, as well as other economic indicators.

Reimbursable Expenses

Reimbursable expenses are comprised of both ongoing operational expenses and fees associated with the allocation of salaries and benefits, referred to as other LP expenses. Reimbursable expenses, which are charged to the Partnership by CCC in connection with the administration and operation of the Partnership, are allocated to the Partnership based upon several factors including, but not limited to, the number of investors, compliance issues, and the number of existing leases. For example, if a partnership has more investors than another program sponsored by CCC, then higher amounts of expenses related to investor services, including mailing and printing costs will be allocated to that partnership. Also, while a partnership is in its offering stage, higher compliance costs are allocated to it than to a program not in its offering stage, as compliance resources are utilized to review incoming investor suitability and proper documentation. Finally, lease related expenses, such as due diligence, correspondence, collection efforts and analysis and staff costs, increase as programs purchase more leases, and decrease as leases terminate and equipment is sold. All of these factors contribute to CCC’s determination as to the amount of expenses to allocate to the Partnership or to other sponsored programs. CCC is not reimbursed for salary and benefit costs of control persons.  For the Partnership, all reimbursable items are expensed as they are incurred.

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

At December 31, 2014, cash was held in a total of two accounts maintained at one financial institution with an aggregate balance of approximately $151,000. Bank accounts are federally insured up to $250,000 by the FDIC. At December 31, 2014 and 2013, the aggregate cash balances were as follows:

Balance at December 31,	2014	2013
Total bank balance	$151,000	$31,000
FDIC insured	$(151,000)	$(31,000)
Uninsured amount	$-	$-

The Partnership's deposits are fully insured by the FDIC. The Partnership has not experienced any losses in our accounts, and believes it is not exposed to any significant credit risk. The amounts in such accounts will fluctuate throughout 2015 due to many factors, including cash receipts, interest rates and distributions to limited partners.

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

The Partnership recorded an impairment charge of approximately $41,000 and $48,000 at December 31, 2014 and 2013, respectively, as impairment indicators were noted, and is included in depreciation expense in the accompanying financial statements.

In December 2014, a significant lessee, ALSC, breached its Master Lease Agreement (“MLA”) scheduled to terminate in January 2016 and defaulted on its lease payments for equipment shared by the Partnership and other affiliated Funds.  On December 4, 2014, ALSC filed a voluntary petition for relief under Chapter 7 of the Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware.   On April 2, 2015, CCC, on behalf of the Funds, entered into a settlement agreement with the parent company of ALSC for $3,500,000.  The Partnership’s share of this settlement is approximately $84,000 of which $68,000 will be recorded as a gain on termination of leases in 2015.   In addition, the Bankruptcy Court ordered the release of all equipment leased to ALSC under the MLA to the Partnerships.  In January 2015, CCC, on behalf of the Funds, entered into a Purchase Agreement (“Purchase Agreement”) for the sale of the equipment to Medshare Technologies for approximately $3,400,000.  The Partnership’s share of the sales proceeds is approximately $75,000.

Remarketing fees will be paid to the leasing companies from which the Partnership purchases leases. These are fees that are earned by the leasing companies when the initial terms of the lease have been met. The General Partner believes that this strategy adds value since it entices the leasing company to remain actively involved with the lessees and encourages potential extensions, remarketing or sale of equipment. This strategy is designed to minimize any conflicts the leasing company may have with a new lessee and may assist in maximizing overall portfolio performance. The remarketing fee is tied into lease performance thresholds and is a factor in the negotiation of the fee. Remarketing fees incurred in connection with lease extensions are accounted for as operating costs. Remarketing fees incurred in connection with the sale of equipment are included in the gain or loss calculations. For the years ended December 31, 2014 and 2013, approximately $6,000 and $32,000 of remarketing fees were incurred, respectively. For the year ended December 31, 2013, approximately $61,000 of remarketing fees were paid with cash or netted against receivables due from such parties.  For the year ended December 31, 2014, no remarketing fees were paid.

CCC, on behalf of the Partnership and on behalf of other affiliated partnerships, acquires equipment subject to associated debt obligations and lease agreements and allocates a participation in the cost, debt and lease revenue to the various partnerships based on certain risk factors.

The Partnership’s share of the cost of the equipment in which it participates with other partnerships at December 31, 2014 was approximately $6,006,000 and is included in the Partnership’s equipment on its balance sheet. The total cost of the equipment shared by the Partnership with other partnerships at December 31, 2014 was approximately $13,135,000. The Partnership’s share of the outstanding debt associated with this equipment at December 31, 2014 was approximately $471,000 and is included in the Partnership’s notes payable on its balance sheet. The total outstanding debt related to the equipment shared by the Partnership at December 31, 2014 was approximately $1,443,000.

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

As the Partnership and the other programs managed by the General Partner increase their overall portfolio size, opportunities for shared participation are expected to continue. Sharing in the acquisition of a lease portfolio gives the Partnership an opportunity to acquire additional assets and revenue streams, while allowing the Partnership to remain diversified and reducing its overall risk with respect to one portfolio. Thus, total shared equipment and related debt should continue throughout 2015 as the Partnership continues to acquire equipment for its portfolio.

The following is a schedule of future minimum rentals on non-cancelable operating leases at December 31, 2014:

Year Ending December 31,	Amount
2015	$1,451,000
2016	493,000
2017	85,000
$2,029,000

Finance Leases

The following lists the components of the net investment in direct financing leases at December 31:

	2014	2013
Total minimum lease payments to be received	$135,000	$98,000
Initial direct costs	4,000	4,000
Allowance for bad debt	-	-
Estimated residual value of leased equipment (unguaranteed)	19,000	11,000
Less: unearned income	(17,000)	(15,000)
Net investment in direct finance leases	$141,000	$98,000

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

The following table presents the credit risk profile, by creditworthiness category, of our finance lease receivables at December 31, 2014:

Risk Level	Percent of Customers
Low	-%
Moderate Low	-%
Moderate	100%
Moderate High	-%
High	-%
Net finance lease receivable	100%

As of December 31, 2014, we determined that we did not have a need for an allowance for uncollectible accounts associated with any of our finance leases, as the customer payment histories with us, associated with these leases, has been positive, with no late payments.

The following is a schedule of future minimum rentals on non-cancelable finance leases at December 31, 2014:

Amount
2015	$46,000
2016	45,000
2017	39,000
2018	5,000
$135,000

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

4. Significant Customers

Lessees equal to or exceeding 10% of lease revenue for the year ended December 31:

	2014	2013
Cummins, Inc.	22%	16%
Aetna Life Insurance	17%	14%
Cargill, Inc.	12%	12%
Alliant Techsystems	11%	-

Lessees equal to or exceeding 10% of net lease income receivable at December 31:

	2014	2013
Aerojet General Corporation	-	47%
Motorola, Inc.	27%	10%
Cargill, Inc.	26%	-
Alliant Techsystems	11%	17%

5. Related Party Transactions

Receivables/Payables

As of December 31, 2014 the Partnership’s related party receivables and payables are short term, unsecured, and non-interest bearing.

ENTITY RECEIVING COMPENSATION	TYPE OF COMPENSATION	AMOUNT INCURRED DURING 2014	AMOUNT INCURRED DURING 2013
	OPERATIONAL AND SALE OR LIQUIDATION STAGES

The General Partner	Equipment Acquisition Fee. The General Partner earned an equipment acquisition fee of 4% of the purchase price of each item of equipment purchased as compensation for the negotiation of the acquisition of the equipment and lease thereof or sale under a conditional sales contract. For the year ended December 31, 2014, equipment acquisition fees earned for operating and finance leases was approximately $31,000 and $3,000, respectively.	$34,000	$49,000
The General Partner and its Affiliates	Reimbursable Expenses. The General Partner and its affiliates are entitled to reimbursement by the Partnership for the cost of goods, supplies or services obtained and used by the general partner in connection with the administration and operation of the partnership from third parties unaffiliated with the General Partner. The amounts set forth on this table do not include expenses incurred in the offering of units. For the years ended December 31, 2014 and 2013, the Partnership was charged approximately $305,000 and $427,000 in other LP expense, respectively.	$628,000	$805,000

The General Partner	Debt Placement Fee. As compensation for arranging term debt to finance the acquisition of equipment to the Partnership, a fee equal to one percent of such indebtedness; provided, however, that such fee shall be reduced to the extent the Partnership incurs such fees to third parties unaffiliated with the General Partner or the lender, with respect to such indebtedness. No such fee will be paid with respect to borrowings from the general partner or its affiliates.	$9,000	$1,000
The General Partner	Equipment Management Fee. A monthly fee equal to the lesser of (a) the fees which would be charged by an independent third party in the same geographic market for similar services and similar equipment or (b) the sum of (i) two percent of the gross lease revenues attributable to equipment subject to full payout net leases which contain net lease provisions and (ii) five percent of the gross lease revenues attributable to equipment subject to operating leases and (iii) two percent of the gross lease revenues attributable to equipment subject to finance leases.	$155,000	$206,000
The General Partner

Equipment Liquidation Fee. With respect to each item of equipment sold by the general partner, a fee equal to the lesser of (i) 50% of the competitive equipment sale commission or (ii) three percent of the sales price for such equipment. The payment of this fee is subordinated to the receipt by the Limited Partners of (i) a return of their capital contributions and 10% annum cumulative return, compounded daily, on adjusted capital contributions and (ii) the net disposition proceeds from such sale in accordance with the Partnership Agreement. Such fee is reduced to the extent any liquidation or resale fees are paid to unaffiliated parties. During the years ended December 31, 2014 and 2013, the General Partner earned but waived approximately $0 and $2,000 of equipment liquidation fees, respectively.

		$9,000	$9,000
The General Partner	Partnership Interest and Distribution. The General Partner has a present and continuing one percent interest of $1,000 in the Partnership’s item of income, gain, loss, deduction, credit, and tax preference. In addition, the General Partner receives one percent of Cash Available for Distribution until the Limited Partners have received distributions of Cash Available for Distribution equal to their Capital Contributions plus the 10% Cumulative Return and thereafter, the General Partner will receive 10% of Cash Available for Distribution.	$24,000	$36,000

6. Notes Payable

Notes payable consisted approximately of the following:

December 31,	2014	2013
Installment note payable to bank: interest rate of 5.25%, due in monthly installments of $7,441, including interest with final payment in July 2014	$-	$52,000
Installment note payable to bank; interest rate of 4.23%, due in quarterly installments of $10,311 including interest with final payment in September 2015	30,000	69,000
Installment note payable to bank; interest rate of 4.23%, due in quarterly installments of $5,665, including interest, with final payment in June 2016	33,000	53,000
Installment note payable to bank; interest rate of 4.85%, due in quarterly installments of $35,894, including interest, with final payment in August 2016	240,000	-

Installment note payable to bank; interest rate of 4.23%, due in quarterly installments of $6,288, including interest, with final payment in December 2016	48,000	-
Installment note payable to bank; interest rate of 1.60%, due in monthly installments of $2,775, including interest, with final payment in March 2017	74,000	-
Installment note payable to bank; interest rate of 1.60%, due in monthly installments of $5,138, including interest, with final payment in April 2017	141,000	-
Installment note payable to bank; interest rate of 4.85%, due in quarterly installments of $7,699, including interest, with final payment in July 2017	87,000	-
Installment note payable to bank; interest rate of 4.23%, due in quarterly installments of $420, including interest, with final payment in August 2017	5,000	-
Installment note payable to bank; interest rate of 4.88%, due in monthly installments of $1,058, including interest, with final payment in October 2017	33,000	-
	$691,000	$174,000

The notes are secured by specific equipment with a carrying value of approximately $831,000 and are nonrecourse liabilities of the Partnership. As such, the notes do not contain any financial debt covenants with which we must comply on either an annual or quarterly basis. Aggregate payments of notes payable for each of the periods subsequent to December 31, 2014 are as follows:

Year Ending December 31,	Amount
2015	$351,000
2016	277,000
2017	63,000
$691,000

7. Supplemental Cash Flow Information

Other noncash activities included in the determination of net loss are as follows:

No interest or principal on notes payable was paid by the Partnership because direct payment was made by lessee to the bank in lieu of collection of lease income and payment of interest and principal by the Partnership.

Noncash investing and financing activities include the following:

Year ended December 31,	2014	2013
Debt assumed in connection with purchase of equipment	$475,000	$65,000
Debt assumed and satisfaction of accrued expenses in 2014 in connection with acquisition of equipment in 2013	$408,000	$-
Accrued expenses incurred in connection with the purchase of technology equipment	$-	$498,000
Accrual for distribution to partners paid in January 2015	$209,000	$-

During the years ended December 31, 2014 and 2013, the Partnership wrote-off fully amortized acquisition and finance fees of approximately $144,000 and $307,000, respectively.

During the years ended December 31, 2014 and 2013, the Partnership wrote-off fully reserved lease income receivable of approximately$5,000 and $408,000, respectively.

During the years ended December 31, 2014 and 2013, the Partnership wrote-off fully depreciated assets of approximately $403,000 and $2,122,000, respectively.

For the years ended December 31, 2014 and 2013, the Partnership recorded impairment charges of approximately $41,000 and $48,000, respectively.

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

FINRA

On May 3, 2013, the FINRA Department of Enforcement filed a complaint naming Commonwealth Capital Securities Corp. (“CCSC”) and the owner of the firm, Kimberly Springsteen-Abbott, as respondents; however on October 22, 2013, FINRA filed an amended complaint that dropped the allegations against CCSC and reduced the scope of the allegations against Ms. Springsteen-Abbott.  The sole remaining charge was that Ms. Springsteen-Abbott had approved the misallocation of some expenses to certain Funds.  Management believes that the expenses at issue include amounts that were proper and that were properly allocated to Funds, and also identified a smaller number of expenses that had been allocated in error, but were adjusted and repaid to the affected Funds when they were identified in 2012. During the period in question, Commonwealth Capital Corp. and Ms. Springsteen-Abbott provided important financial support to the Funds, voluntarily absorbed expenses and voluntarily waived fees in amounts aggregating in excess of any questioned allocations.  That Panel ruled on March 30, 2015, that Ms. Springsteen-Abbott should be barred from the securities industry because the Panel concluded that she allegedly misallocated $208,000 of expenses involving certain Funds over the course of three years.  Ms. Springsteen-Abbott intends to vigorously challenge the Panel’s decision on appeal.  Decisions issued by FINRA's Office of Hearing Officers may be appealed to FINRA's National Adjudicatory Council (NAC) pursuant to FINRA Rule 931. Under NASD Rule 1015, an applicant may file a written request for review of the membership decision with the NAC within 25 days after service of the decision. While a panel decision is on appeal, the sanction is not enforced against the individual.   No adjustments were made to the 2014 financial statements with respect to the Fund’s share of the allegedly misallocated expenses, pending the appeal.  Management believes that resolution of the charge will not result in any material adverse financial impact on the Funds, but no assurance can be provided until the FINRA matter is resolved.  For the year ended December 31, 2014, the Partnership recorded a gain of approximately $101,000 for an insurance recovery under the Partnership’s Officers’ and Directors’ insurance policy related to legal fees incurred in connection with the FINRA matter.

10.	Reconciliation of Amounts Reported for Financial Reporting Purposes to Amounts on the Federal Partnership Return (Unaudited)

The tax bases of the Partnership’s net assets and liabilities vary from the amounts presented in these financial statements at December 31, 2014 and 2013 as follows:

	2014	2013
Financial statement basis of net assets	$2,030,420	$4,350,547
Tax basis of net assets (unaudited)	(189,440)	1,207,529
Difference (unaudited)	$2,219,860	$3,143,018

The primary differences between the tax bases of net assets and the amounts recorded in the financial statements are the result of differences in accounting for impairment losses, syndication costs and differences between the depreciation methods used in the financial statements and the Partnership’s tax returns (unaudited).

Years ended December 31,	2014	2013
Net income (loss) for financial reporting purposes to taxable loss	$68,431	$(612,177)
Adjustments (unaudited)
Gain (loss) on sale of equipment	177,058	(15,110)
Depreciation	727,801	1,377,838
Amortization	64,078	112,664
Unearned lease income	(24,159)	(149,232)
Penalties	185	951
Bad debts	(4,435)	(407,895)
Other	(17,320)	14,421
Taxable income on the Federal Partnership return (unaudited)	$991,639	$321,460

The “Adjustments – Other” includes financial statement adjustments that will be reflected on the tax return in the subsequent year.