Form 10-Q
period 2015-03-31
Commonwealth Income & Growth Fund VI
filed 2015-05-15
CIK 1351901

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015 or

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

YES ☐ NO ☒

FORM 10-Q

March 31, 2015

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Commonwealth Income & Growth Fund VI
Condensed Balance Sheets

	March 31,	December 31,
	2015	2014
	(unaudited)

ASSETS
Cash and cash equivalents	$ 27,216	$ 148,748
Lease income receivable, net of reserve of approximately $37,000 at March 31,2015 and December 31, 2014	171,075	145,093
Accounts receivable, Commonwealth Capital Corp., net	65,263	324,754
Other receivables	2,878	3,494
Prepaid expenses	4,449	2,543
	270,881	624,632

Net investment in finance leases	131,862	141,327

Equipment, at cost	11,889,578	12,514,225
Accumulated depreciation	(9,707,865)	(9,853,504)
	2,181,713	2,660,721
Equipment acquisition costs and deferred expenses, net of accumulated amortization of approximately $126,000 and $125,000 at March 31, 2015 and December 31, 2014, respectively	56,734	72,708

Total Assets	$ 2,641,190	$ 3,499,388

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES
Accounts payable	$ 136,977	$ 125,731
Accounts payable, CIGF, Inc., net	279,875	347,209
Other accrued expenses	11,928	216,014
Unearned lease income	71,833	89,464
Notes payable	594,998	690,550
	1,095,611	1,468,968
PARTNERS' CAPITAL
General Partner	1,000	1,000
Limited Partners	1,544,579	2,029,420
Total Partners' Capital	1,545,579	2,030,420

Total Liabilities and Partners' Capital	$ 2,641,190	$ 3,499,388

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund VI
Condensed Statements of Operations
(unaudited)
	Three months ended
	March 31,
	2015	2014

Revenue
Lease	$ 561,124	$ 976,760
Interest and other	2,465	16,548
Gain on sale of equipment	14,092	-
Total revenue	577,681	993,308

Expenses
Operating, excluding depreciation	208,442	233,537
Equipment management fee, General Partner	28,068	48,969
Interest	5,759	2,476
Depreciation	391,751	591,166
Amortization of equipment acquisition costs and deferred expenses	15,973	21,596
Loss on sale of equipment	-	43,374
Total expenses	649,993	941,118

Net (loss) income	$ (72,312)	$ 52,190

Net (loss) income allocated to Limited Partners	$ (76,398)	$ 43,210

Net (loss) income per equivalent Limited Partnership unit	$ (0.04)	$ 0.02

Weighted average number of equivalent Limited Partnership units outstanding during the period	1,795,043	1,796,041

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund VI
Condensed Statement of Partners' Capital
For the threee months ended March 31, 2015
(unaudited)

	General	Limited
	Partner	Partner	General	Limited
	Units	Units	Partner	Partners	Total
Balance, January 1, 2015	50	1,795,542	$ 1,000	$ 2,029,420	$ 2,030,420
Net income (loss)	-	-	4,086	(76,398)	(72,312)
Redemptions	-	(843)	-	(3,947)	(3,947)
Distributions	-	-	(4,086)	(404,496)	(408,582)
Balance,March31,2015	50	1,794,699	$ 1,000	$ 1,544,579	$ 1,545,579

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund VI
Condensed Statements of Cash Flows
(unaudited)

	Three months ended March 31,
	2015	2014

Net cash provided by operating activities	$ 178,297	$ 539,909

Cash flows from investing activities
Capital expenditures	-	(24,373)
Equipment acquistion fees paid to General Partner	-	(3,826)
Payments received from finance leases	11,350	6,537
Net proceeds from the sale of equipment	101,350	159,294
Net cash provided by investing activities	112,700	137,632

Cash flows from financing activities
Redemptions	(3,947)	(2,080)
Debt placement fee	-	(4,788)
Distributions to Partners	(408,582)	-
Net cash used in financing activities	(412,529)	(6,868)

Net (decrease) increase in cash and cash equivalents	(121,532)	670,673

Cash and cash equivalents at beginning of the period	148,748	29,493

Cash and cash equivalents at end of the period	$ 27,216	$ 700,166

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The financial information presented as of any date other than December 31, 2014 has been prepared from the books and records without audit. Financial information as of December 31, 2014 has been derived from the audited financial statements of the Partnership, but does not include all disclosures required by generally accepted accounting principles to be included in audited financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated, have been included. For further information regarding the Partnership’s accounting policies, refer to the financial statements and related notes included in the Partnership’s annual report on Form 10-K for the year ended December 31, 2014. Operating results for the three months ended March 31, 2015 are not necessarily indicative of financial results that may be expected for the full year ended December 31, 2015.

Disclosure of Fair Value Financial Instruments

Estimated fair value was determined by management using available market information and appropriate valuation methodologies. However, judgment was necessary to interpret market data and develop estimated fair value. Cash and cash equivalents, receivables, accounts payable and accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values as of March 31, 2015 and December 31, 2014 due to the short term nature of these financial instruments.

The Partnership’s long-term debt consists of notes payable, which are secured by specific equipment and are nonrecourse liabilities of the Partnership. The estimated fair value of this debt at March 31, 2015 and December 31, 2014 approximates the carrying value of these instruments, due to the interest rates on the debt approximating current market interest rates. The Partnership classifies the fair value of its notes payable within Level 2 of the valuation hierarchy based on the observable inputs used to estimate fair value.

Cash and cash equivalents

We consider cash equivalents to be highly liquid investments with an original maturity of 90 days or less.

At March 31, 2015, cash was held in two accounts maintained at one financial institution with an aggregate balance of approximately $29,000. Bank accounts are federally insured up to $250,000 by the FDIC. At March 31, 2015, the total cash balance was as follows:

At March 31, 2015	Amount
Total bank balance	$29,000
FDIC insured	(29,000)
Uninsured amount	$-

The Partnership believes it mitigates the risk of holding uninsured deposits by depositing funds with more than one institution and by only depositing funds with major financial institutions. The Partnership deposits its funds with two institutions that are Moody's Aaa-and Aa3 Rated. The Partnership has not experienced any losses in such accounts, and believes it is not exposed to any significant credit risk. The amounts in such accounts will fluctuate throughout 2015 due to many factors, including cash receipts, equipment acquisitions, interest rates and distributions to investors.

Recent Accounting Pronouncements

In February 2015, the FASB issued Accounting Standards Update No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis- Effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. For all other entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2016, and for interim periods within fiscal years beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period.  A reporting entity may apply the amendments in this Update using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption.  A reporting entity also may apply the amendments retrospectively.  The Partnership is currently evaluating the effect that this ASU will have on its financial statements.

In January 2015, the FASB issued Accounting Standards Update No. 2015-01, Income Statement—Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.  Effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. A reporting entity also may apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The effective date is the same for both public business entities and all other entities.  The Partnership is currently evaluating the effect that this ASU will have on its financial statements.

In April 2014, the FASB issued ASU No. 2014-08 (“ASU Updated 2014-08”), Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This ASU provides guidance on the change in criteria established to enhance the presentation of reporting discontinued operations. The guidance is effective for annual financial statements beginning on or after December 15, 2014 that report discontinued operations or disposals of components of an entity. The Partnership is currently evaluating the effect that this ASU will have on its financial statements.  This was adopted January 1, 2015, however there were no discontinued operations in first quarter 2015.

3. Information Technology, Medical Technology, Telecommunications Technology, Inventory Management and Other Business-Essential Capital Equipment (“Equipment”)

The Partnership is the lessor of equipment under leases with periods that generally will range from 12 to 48 months. In general, associated costs such as repairs and maintenance, insurance and property taxes are paid by the lessee.

Remarketing fees will be paid to the leasing companies from which the Partnership purchases leases. These are fees that are earned by the leasing companies when the initial terms of the lease have been met. The General Partner believes that this strategy adds value since it entices the leasing company to remain actively involved with lessee and encourages potential extensions, remarketing or sale of equipment. This strategy is designed to minimize any conflicts the leasing company may have with a new lessee and may assist in maximizing overall portfolio performance. The remarketing fee is tied into lease performance thresholds and is a factor in the negotiation of the fee.  Remarketing fees of approximately $1,000 and $2,000 were incurred for the three months ended March 31, 2015 and 2014, respectively.  For the three months ended March 31, 2015 and 2014, there were no remarketing fees paid.

In December 2014, a significant lessee, ALSC, breached its Master Lease Agreement (“MLA”) scheduled to terminate in January 2016 and defaulted on its lease payments for equipment shared by the Partnership and other affiliated Funds.  On December 4, 2014, ALSC filed a voluntary petition for relief under Chapter 7 of the Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware.   On April 2, 2015, CCC, on behalf of the Funds, entered into a settlement agreement with the parent company of ALSC for $3,500,000.  The Partnership’s share of this settlement is approximately $84,000 of which $68,000 is expected to be recorded as a gain on termination of leases in the second quarter of 2015.   In addition, the Bankruptcy Court ordered the release of all equipment leased to ALSC under the MLA to the Partnerships.  In January 2015, CCC, on behalf of the Funds, entered into a Purchase Agreement (“Purchase Agreement”) for the sale of the equipment to Medshare Technologies for approximately $3,400,000.  The Partnership’s share of the proceeds is approximately $77,000.

Gains from the termination of leases are recognized when the lease is modified and terminated concurrently. Gains from lease termination included in lease revenue for the three months ended March 31, 2015 and 2014 was approximately $0 and $185,000, respectively.

CCC, on behalf of the Partnership and on behalf of other affiliated companies and partnerships (“partnerships”), acquires equipment subject to associated debt obligations and lease agreements and allocates a participation in the cost, debt and lease revenue to the various companies based on certain risk factors.

The Partnership’s share of the cost of the equipment in which it participates with other partnerships at March 31, 2015 was approximately $6,001,000 and is included in the Partnership’s equipment on its balance sheet. The total cost of the equipment shared by the Partnership with other partnerships at March 31, 2015 was approximately $13,312,000. The Partnership’s share of the outstanding debt associated with this equipment at March 31, 2015 was approximately $399,000 and is included in the Partnership’s notes payable on its balance sheet. The total outstanding debt related to the equipment shared by the Partnership at March 31, 2015 was approximately $781,000.

The Partnership’s share of the cost of the equipment in which it participates with other partnerships at December 31, 2014 was approximately $6,224,000 and is included in the Partnership’s equipment on its balance sheet. The total cost of the equipment shared by the Partnership with other partnerships at December 31, 2014 was approximately $13,759,000. The Partnership’s share of the outstanding debt associated with this equipment at December 31, 2014 was approximately $471,000 and is included in the Partnership’s notes payable on its balance sheet. The total outstanding debt related to the equipment shared by the Partnership at December 31, 2014 was approximately $1,443,000.

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

The following is a schedule of future minimum rentals on non-cancellable operating leases at March 31, 2015:

Amount
Nine months ended December 31, 2015	$996,000
Year ended December 31, 2016	498,000
Year ended December 31, 2017	89,000
$1,583,000

Finance Leases:

The following lists the components of the net investment in direct finance leases at March 31, 2015:

Amount
Total minimum lease payments to be received	$123,000
Initial direct costs	3,500
Estimated residual value of leased equipment (unguaranteed)	20,000
Less: unearned income	(14,500)
Net investment in direct finance leases	$132,000

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

The following table presents the credit risk profile, by creditworthiness category, of our finance lease receivables at March 31, 2015:

Risk Level	Percent of Total
Low	-%
Moderate-Low	-%
Moderate	-%
Moderate-High	100%
High	%
Net finance lease receivable	100%

As of March 31, 2015, we determined that we did not have a need for an allowance for uncollectible accounts associated with any of our finance leases, as the customer payment histories with us, associated with these leases, has been positive, with no late payments.

The following is a schedule of future minimum rentals on non-cancelable direct financing leases at March 31, 2015:

Amount
Nine months ended December 31, 2015	$34,000
Year ended December 31, 2016	45,000
Year ended December 31, 2017	39,000
Year ended December 31, 2018	5,000
$123,000

4. Related Party Transactions

Receivables/Payables

As of March 31, 2015, the Company’s related party receivables and payables are short term, unsecured and non-interest bearing.

Three months ended March 31,	2015	2014

Reimbursable expenses
Reimbursable expenses, which are charged to the Partnership by CCC in connection with the administration and operation of the Partnership, are allocated to the Partnership based upon several factors including, but not limited to, the number of investors, compliance issues, and the number of existing leases. For the three months ended March 31, 2015 and 2014, the Partnership was charged approximately $86,000 and $74,000 in Other LP expense, respectively.	$206,000	$199,000

Equipment acquisition fee
The General Partner earned an equipment acquisition fee of 4% of the purchase price of each item of equipment purchased as compensation for the negotiation of the acquisition of the equipment and lease thereof or sale under a conditional sales contract.	$-	$4,000

Equipment management fee
The General Partner is entitled to be paid a monthly fee equal to the lesser of (i) the fees which would be charged by an independent third party for similar services for similar equipment or (ii) the sum of (a) two percent of (1) the gross lease revenues attributable to equipment which is subject to full payout net leases which contain net lease provisions plus (2) the purchase price paid on conditional sales contracts as received by the Partnership and (b) 5% of the gross lease revenues attributable to equipment which is subject to operating and capital leases.	$28,000	$49,000

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

	$-	$5,000
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

	$3,000	$5,000

5. Notes Payable

Notes payable consisted of the following approximate amounts:

	March 31, 2015	December 31, 2014
Installment note payable to bank; interest rate of 4.23%, due in quarterly installments of $10,311 including interest with final payment in September 2015	$ 20,000	$ 30,000
Installment note payable to bank; interest rate of 4.23%, due in quarterly installments of $5,665, including interest, with final payment in June 2016	27,000	33,000
Installment note payable to bank; interest rate of 4.85%, due in quarterly installments of $35,894, including interest, with final payment in August 2016	207,000	240,000
Installment note payable to bank; interest rate of 4.23%, due in quarterly installments of $6,288, including interest, with final payment in December 2016	42,000	48,000
Installment note payable to bank; interest rate of 1.60%, due in monthly installments of $2,775, including interest, with final payment in March 2017	66,000	74,000
Installment note payable to bank; interest rate of 1.60%, due in monthly installments of $5,138, including interest, with final payment in April 2017	126,000	141,000
Installment note payable to bank; interest rate of 4.85%, due in quarterly installments of $7,699, including interest, with final payment in July 2017	72,000	87,000
Installment note payable to bank; interest rate of 4.23%, due in quarterly installments of $420, including interest, with final payment in August 2017	4,000	5,000
Installment note payable to bank; interest rate of 4.88%, due in monthly installments of $1,058, including interest, with final payment in October 2017	31,000	33,000
	$595,000	$691,000

The notes are secured by specific equipment with a carrying value of approximately $899,000 and are nonrecourse liabilities of the Partnership. As such, the notes do not contain any financial debt covenants with which we must comply on either an annual or quarterly basis. Aggregate maturities of notes payable for each of the periods subsequent to March 31, 2015 are as follows:

Amount
Nine months ended December 31, 2015	$255,000
Year ended December 31, 2016	277,000
Year ended December 31, 2017	63,000
$595,000

6. Supplemental Cash Flow Information

Other noncash activities included in the determination of net (loss) income are as follows:

Three months ended March 31,	2015	2014
Lease revenue net of interest expense on notes payable realized as a result of direct payment of principal by lessee to bank	$96,000	$137,000

No interest or principal on notes payable was paid by the Partnership because direct payment was made by lessee to the bank in lieu of collection of lease income and payment of interest and principal by the Partnership.

Noncash investing and financing activities include the following:

Three months ended March 31,	2015	2014
Debt assumed in connection with purchase of equipment	$-	$71,000
Debt assumed and satisfaction of liability in 2014 in connection with acquisition of equipment in 2013	$-	$408,000
Accrual for distributions to partners paid in April 2014	$-	$898,000

During the three months ended March 31, 2015 and 2014, the Partnership wrote-off fully amortized acquisition and finance fees of approximately $15,000 and $52,000, respectively.

During the three months ended March 31, 2015 and 2014, the Partnership wrote off fully depreciated equipment of approximately $0 and $403,000, respectively.

7. Commitments and Contingencies

Allied Health Care Services

As previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2014, management wrote off the fully reserved accounts receivable and fully impaired assets related to the lease to Allied Health Care Services, Inc. (“Allied”), due to the bankruptcy of Allied and the criminal conviction of its founder for fraud. There have been no material changes in the status of Allied’s bankruptcy or in the likelihood of recovering available assets since the date of the Partnership’s annual report. The deadline for the bankruptcy trustee to pursue adversary claims against certain creditors has expired, including extensions. The bankruptcy trustee cannot seek to claim the Partnership's payments received from Allied, therefore the Partnership has no exposure to such potential claims. Commonwealth continues to pursue all of our rights against both Allied and Mr. Schwartz to recover any available assets to the greatest extent possible.

FINRA

On May 3, 2013, the FINRA Department of Enforcement filed a complaint naming Commonwealth Capital Securities Corp. (“CCSC”) and the owner of the firm, Kimberly Springsteen-Abbott, as respondents; however on October 22, 2013, FINRA filed an amended complaint that dropped the allegations against CCSC and reduced the scope of the allegations against Ms. Springsteen-Abbott.  The sole remaining charge was that Ms. Springsteen-Abbott had approved the misallocation of some expenses to certain Funds.  Management believes that the expenses at issue include amounts that were proper and that were properly allocated to Funds, and also identified a smaller number of expenses that had been allocated in error, but were adjusted and repaid to the affected Funds when they were identified in 2012. During the period in question, Commonwealth Capital Corp. and Ms. Springsteen-Abbott provided important financial support to the Funds, voluntarily absorbed expenses and voluntarily waived fees in amounts aggregating in excess of any questioned allocations.  That Panel ruled on March 30, 2015, that Ms. Springsteen-Abbott should be barred from the securities industry because the Panel concluded that she allegedly misallocated $208,000 of expenses involving certain Funds over the course of three years.  Ms. Springsteen-Abbott intends to vigorously challenge the Panel’s decision on appeal.  Decisions issued by FINRA's Office of Hearing Officers may be appealed to FINRA's National Adjudicatory Council (NAC) pursuant to FINRA Rule 9311. Under NASD Rule 1015, an applicant may file a written request for review of the membership decision with the NAC within 25 days after service of the decision. While a panel decision is on appeal, the sanction is not enforced against the individual.   No adjustments were made to the 2015 or 2014 financial statements with respect to the Fund’s share of the allegedly misallocated expenses, pending the appeal.  Management believes that resolution of the charge will not result in any material adverse financial impact on the Funds, but no assurance can be provided until the FINRA matter is resolved.

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

Readers are also directed to other risks and uncertainties discussed in other documents we file with the SEC, including, without limitation, those discussed in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 filed with the SEC. We undertake no obligation to update or revise any forward-looking information, whether as a result of new information, future developments or otherwise.

INDUSTRY OVERVIEW

The Equipment Leasing and Finance Association's (ELFA) Monthly Leasing and Finance Index, which reports economic activity from 25 companies representing a cross section of the $903 billion equipment finance sector, showed their overall new business volume for March was $8.9 billion, up 25% from new business volume in March 2014. Volume was up 46% from $6.1 billion in February. Year to date, cumulative new business volume increased 17% compared to 2014. Receivables over 30 days were 1.2%, up from 1.1% the previous month and from 1.0% the same period in 2014. Charge-offs were at an all-time low of 0.2% for the 13th consecutive month. Credit approvals totaled 78.7% in March, up from 78.1% in February. Total headcount for equipment finance companies was up 3.9% year over year.

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

REVENUE RECOGNITION

Through March 31, 2015, the Partnership’s lease portfolio consisted of operating leases and finance leases. For operating leases, lease revenue is recognized on a straight-line basis in accordance with the terms of the lease agreement.

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

Gains from the termination of leases are recognized when the lease is modified and terminated concurrently. Gains from lease termination included in lease revenue for the three months ended March 31, 2015 and 2014 was approximately $0 and $185,000, respectively.

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

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash

Our primary sources of cash for the three months ended March 31, 2015 were cash provided by operating activities of approximately $178,000 and net proceeds from the sale of equipment of approximately $101,000, compared to the three months ended March 31, 2014 where our primary sources of cash were provided by operating activities of approximately $540,000 and net proceeds from the sale of equipment of approximately $159,000.

Our primary uses of cash for the three months ended March 31, 2015, was distributions to partners of approximately $409,000 and partner redemptions of approximately $4,000.  For the three months ended March 31, 2014, our primary uses of cash was for the purchase of new equipment of approximately $24,000, equipment acquisition fees paid to the General Partner of approximately $4,000, debt placement fees of approximately $5,000 and partner redemptions of approximately $2,000.

Cash was provided by operating activities for the three months ended March 31, 2015 of approximately $178,000, which includes a net loss of approximately $72,000, depreciation and amortization expenses of approximately $407,000 and gain on sale of equipment of approximately $14,000. Other noncash activities included in the determination of net loss include direct payments to banks by lessees of approximately $96,000.  For the three months ended March 31, 2014, cash was provided by operating activities of approximately $540,000, which includes a net income of approximately $52,000 and depreciation and amortization expenses of approximately $613,000. Other noncash activities included in the determination of net loss include direct payments to banks by lessees of approximately $137,000.

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

Capital expenditures and distributions are expected to continue to increase overall during the remainder of 2015 as management focuses on additional equipment acquisitions and funding limited partner distributions. We intend to invest approximately $900,000 in additional equipment during the remainder of 2015, primarily through debt financing.

We consider cash equivalents to be highly liquid investments with an original maturity of 90 days or less.

At March 31, 2015, cash was held in two accounts maintained at one financial institution with an aggregate balance of approximately $29,000. Bank accounts are federally insured up to $250,000 by the FDIC. At March 31, 2015, the total cash balance was as follows:

At March 31, 2015	Amount
Total bank balance	$29,000
FDIC insured	(29,000)
Uninsured amount	$-

The Partnership believes it mitigates the risk of holding uninsured deposits by depositing funds with more than one institution and by only depositing funds with major financial institutions. The Partnership deposits its funds with two institutions that are Moody's Aaa-and Aa3 Rated. The Partnership has not experienced any losses in such accounts, and believes it is not exposed to any significant credit risk. The amounts in such accounts will fluctuate throughout 2015 due to many factors, including cash receipts, equipment acquisitions, interest rates and distributions to investors.

The Partnership’s investment strategy of acquiring equipment and generally leasing it under triple-net leases to operators who generally meet specified financial standards minimizes our operating expenses. As of March 31, 2015, the Partnership had future minimum rentals on non-cancelable operating leases of approximately $996,000 for the balance of the year ending December 31, 2015 and approximately $587,000 thereafter. As of March 31, 2015, the Partnership had future minimum rentals on non-cancelable finance leases of approximately $34,000 for the balance of the year ending December 31, 2015 and approximately $89,000 thereafter.

As of March 31, 2015, our non-recourse debt was approximately $595,000 with interest rates ranging from 1.60% to 4.88% and will be payable through October 2017.

In December 2014 a significant lessee, ALSC, breached its Master Lease Agreement (“MLA”) scheduled to terminate in December 2015 and defaulted on its lease payments for equipment shared by the Partnership and other affiliated Funds.  The MLA had an original equipment purchase price of approximately $10,000,000 and was scheduled to terminate in January 2016.  The Funds had received approximately $6,300,000 in scheduled lease payments prior to the December 2014 default.  Additionally, in January 2015, Commonwealth, on behalf of the Funds, entered into a Purchase Agreement (“Purchase Agreement”) for the sale of the equipment to Medshare Technologies for approximately $3,400,000.  The Partnership’s share of the proceeds was $77,000.  On April 2, 2015, Commonwealth reached a settlement agreement with the parent company of ALSC for $3,500,000. The Partnership’s share is approximately $84,000 of which $68,000 is expected to be recorded as a gain on termination of leases in the second quarter of 2015.  For the three months ended March 31, 2015, the Partnership received approximately $77,000 from Medshare Technologies from its purchase of equipment.

RESULTS OF OPERATIONS

Three months ended March 31, 2015 compared to three months ended March 31, 2014

Lease Revenue

Our lease revenue decreased to approximately $561,000 for the three months ended March 31, 2015, from approximately $977,000 for the three months ended March 31, 2014. The Partnership had 74 and 116 active operating leases for the three months ended March 31, 2015 and 2014, respectively.  This decrease was primarily due to fewer acquisitions of new leases during the three months ended March 31, 2015 compared to the termination of leases and the default of a significant lessee in December 2014. Management expects to add new leases to the Partnership’s portfolio throughout 2015, primarily through debt financing.

Sale of Equipment

We sold equipment with a net book value of approximately $87,000 for a net gain of approximately $14,000 for the three months ended March 31, 2015. This compares to the three months ended March 31, 2014, when we sold fully depreciated equipment of approximately $203,000 for a net loss of approximately $43,000.

Operating Expenses

Our operating expenses, excluding depreciation, primarily consist of accounting and legal fees, outside service fees and reimbursement of expenses to CCC for administration and operation of the Partnership. These expenses decreased to approximately $208,000 for the three months ended March 31, 2015, from approximately $233,000 for the three months ended March 31, 2014. This decrease is primarily attributable to a decrease in legal fees, partially offset by an increase in Other LP expense.

Equipment Management Fees

We pay an equipment management fee to our general partner for managing our equipment portfolio. The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases and approximately 2% of the gross lease revenue attributable to equipment that is subject to direct financing leases. The equipment management fee decreased to approximately $28,000 for the three months ended March 31, 2015 from approximately $49,000 for the three months ended March 31, 2014, which is consistent with the decrease in lease revenue.

Depreciation and Amortization Expense

Depreciation and amortization expenses consist of depreciation on equipment and amortization of equipment acquisition fees. These expenses decreased to approximately $408,000 for the three months ended March 31, 2015, from approximately $613,000 for the three months ended March 31, 2014. This decrease was due to the higher frequency in the termination of leases and equipment being fully depreciated as compared to the acquisition of new leases for the three months ended March 31, 2015.

Net (Loss) Income

For the three months ended March 31, 2015, we recognized revenue of approximately $578,000 and expenses of approximately $650,000, resulting in a net loss of approximately $72,000.  For the three months ended March 31, 2014, we recognized revenue of approximately $993,000 and expenses of approximately $941,000, resulting in a net income of approximately $52,000.  This change is due to the changes in revenue and expenses as described above.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

N/A

Item 4. Controls and Procedures

Our management, under the supervision and with the participation of the General Partner’s Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures related to our reporting and disclosure obligations as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, the General Partner’s Chief Executive Officer and Principal Financial Officer have concluded that, as of March 31, 2015, our disclosure controls and procedures are effective in ensuring that information relating to us which is required to be disclosed in our periodic reports filed or submitted under the Securities Exchange Act of 1934 is (a) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (b) accumulated and communicated to management, including the General Partner’s Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There were no changes in the Partnership’s internal control over financial reporting during the first quarter of 2015 that have materially affected or are reasonably likely to materially affect its internal control over financial reporting.

Part II: OTHER INFORMATION

Item 1. Legal Proceedings

FINRA

On May 3, 2013, the FINRA Department of Enforcement filed a complaint naming Commonwealth Capital Securities Corp. (“CCSC”) and the owner of the firm, Kimberly Springsteen-Abbott, as respondents; however on October 22, 2013, FINRA filed an amended complaint that dropped the allegations against CCSC and reduced the scope of the allegations against Ms. Springsteen-Abbott.  The sole remaining charge was that Ms. Springsteen-Abbott had approved the misallocation of some expenses to certain Funds.  Management believes that the expenses at issue include amounts that were proper and that were properly allocated to Funds, and also identified a smaller number of expenses that had been allocated in error, but were adjusted and repaid to the affected Funds when they were identified in 2012. During the period in question, Commonwealth Capital Corp. and Ms. Springsteen-Abbott provided important financial support to the Funds, voluntarily absorbed expenses and voluntarily waived fees in amounts aggregating in excess of any questioned allocations.  That Panel ruled on March 30, 2015, that Ms. Springsteen-Abbott should be barred from the securities industry because the Panel concluded that she allegedly misallocated $208,000 of expenses involving certain Funds over the course of three years.  Ms. Springsteen-Abbott intends to vigorously challenge the Panel’s decision on appeal.  Decisions issued by FINRA's Office of Hearing Officers may be appealed to FINRA's National Adjudicatory Council (NAC) pursuant to FINRA Rule 9311. Under NASD Rule 1015, an applicant may file a written request for review of the membership decision with the NAC within 25 days after service of the decision. While a panel decision is on appeal, the sanction is not enforced against the individual.   No adjustments were made to the 2015 or 2014 financial statements with respect to the Fund’s share of the allegedly misallocated expenses, pending the appeal.  Management believes that resolution of the charge will not result in any material adverse financial impact on the Funds, but no assurance can be provided until the FINRA matter is resolved.

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

COMMONWEALTH INCOME & GROWTH FUND VI
BY: COMMONWEALTH INCOME & GROWTH FUND, INC., General Partner
May 15, 2015	By: /s/ Kimberly A. Springsteen-Abbott
Date	Kimberly A. Springsteen-Abbott
Chief Executive Officer Commonwealth Income & Growth Fund, Inc.

May 15, 2015	By: /s/ Theodore Cavaliere
Date	Theodore Cavaliere
Financial Operations Officer