Form 10-Q
period 2015-06-30
Commonwealth Income & Growth Fund VI
filed 2015-08-14
CIK 1351901

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015 or

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

FORM 10-Q

JUNE 30, 2015

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Commonwealth Income & Growth Fund VI
Condensed Balance Sheets

	June 30,	December 31,
	2015	2014
	(unaudited)
ASSETS
Cash and cash equivalents	$192,199	$148,748
Lease income receivable, net of reserve of approximately $37,000 at June 30,2015 and December 31, 2014	118,780	145,093
Accounts receivable, Commonwealth Capital Corp., net	241,031	324,754
Other receivables, net of reserve of approximately $5,000 and $0 at June 30,2015 and December 31, 2014, respectively	22,775	3,494
Prepaid expenses	6,531	2,543
	581,316	624,632

Net investment in finance leases	122,254	141,327

Equipment, at cost	11,501,202	12,514,225
Accumulated depreciation	(9,659,931)	(9,853,504)
	1,841,271	2,660,721

Equipment acquisition costs and deferred expenses, net of accumulated amortization of approximately $119,000 and $125,000 at June 30, 2015 and December 31, 2014, respectively	46,798	72,708

Total Assets	$2,591,639	$3,499,388

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES
Accounts payable	$151,180	$125,731
Accounts payable, CIGF, Inc., net	347,001	347,209
Other accrued expenses	214,897	216,014
Unearned lease income	72,115	89,464
Notes payable	544,762	690,550
Total Liabilities	1,329,955	1,468,968

PARTNERS' CAPITAL
General Partner	1,000	1,000
Limited Partners	1,260,684	2,029,420
Total Partners' Capital	1,261,684	2,030,420

Total Liabilities and Partners' Capital	$2,591,639	$3,499,388

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund VI
Condensed Statements of Operations
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue
Lease	$ 549,684	$ 788,092	$ 1,110,808	$ 1,764,852
Interest and other	4,536	13,905	7,001	30,453
Gain on sale of equipment	6,376	9,271	20,468	-
Total revenue	560,596	811,268	1,138,277	1,795,305

Expenses
Operating, excluding depreciation and amortization	108,531	185,397	316,973	418,934
Equipment management fee, General Partner	27,927	39,707	55,995	88,676
Interest	5,488	6,755	11,247	9,231
Depreciation	376,092	576,173	767,843	1,167,339
Amortization of equipment acquisition costs and deferred expenses	12,155	22,818	28,128	44,414
Loss on sale of equipment	-	-	-	34,103
Bad debt expense	5,000	-	5,000	-
Total expenses	535,193	830,850	1,185,186	1,762,697

Net income (loss)	$ 25,403	$ (19,582)	$ (46,909)	$ 32,608

Net income (loss) allocated to Limited Partners	$ 22,310	$ (25,772)	$ (54,088)	$ 17,438

Net income (loss) per equivalent Limited Partnership unit	$ 0.01	$ (0.01)	$ (0.03)	$ 0.01

Weighted average number of equivalent Limited Partnership units outstanding during the period	1,794,699	1,799,410	1,794,870	1,795,923

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund VI
Condensed Statement of Partners' Capital
For the six months ended June 30, 2015
(unaudited)

	General	Limited
	Partner	Partner	General	Limited
	Units	Units	Partner	Partners	Total
Balance, January 1, 2015	50	1,795,542	$ 1,000	$ 2,029,420	$ 2,030,420
Net income (loss)	-	-	7,179	(54,088)	(46,909)
Redemptions	-	(843)	-	(3,931)	(3,931)
Distributions	-	-	(7,179)	(710,717)	(717,896)
Balance, June 30, 2015	50	1,794,699	$ 1,000	$ 1,260,684	$ 1,261,684

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund VI
Condensed Statements of Cash Flow
(unaudited)

	Six months ended June 30,
	2015	2014

Net cash provided by operating activities	$426,223	$1,690,854

Cash flows from investing activities
Capital expenditures	(8,639)	(253,125)
Purchase of finance leases	-	(73,033)
Payments received from finance leases	22,701	17,887
Equipment acquistion fees paid to General Partner	(1,844)	(27,016)
Net proceeds from the sale of equipment	118,183	168,565
Net cash provided by (used in) investing activities	130,401	(166,722)

Cash flows from financing activities
Redemptions	(3,931)	(2,080)
Debt placement fee	(375)	(7,568)
Distributions to Partners	(508,867)	(1,098,648)
Net cash used in financing activities	(513,173)	(1,108,296)

Net increase in cash and cash equivalents	43,451	415,836

Cash and cash equivalents at beginning of the period	148,748	29,493

Cash and cash equivalents at end of the period	$192,199	$445,329

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The financial information presented as of any date other than December 31, 2014 has been prepared from the books and records without audit. Financial information as of December 31, 2014 has been derived from the audited financial statements of the Partnership, but does not include all disclosures required by generally accepted accounting principles to be included in audited financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated, have been included. For further information regarding the Partnership’s accounting policies, refer to the financial statements and related notes included in the Partnership’s annual report on Form 10-K for the year ended December 31, 2014. Operating results for the six months ended June 30, 2015 are not necessarily indicative of financial results that may be expected for the full year ended December 31, 2015.

Disclosure of Fair Value of Financial Instruments

Estimated fair value was determined by management using available market information and appropriate valuation methodologies. However, judgment was necessary to interpret market data and develop estimated fair value. Cash and cash equivalents, receivables, accounts payable and accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values as of June 30, 2015 and December 31, 2014 due to the short term nature of these financial instruments.

The Partnership’s long-term debt consists of notes payable, which are secured by specific equipment and are nonrecourse liabilities of the Partnership. The estimated fair value of this debt at June 30, 2015 and December 31, 2014 approximates the carrying value of these instruments, due to the interest rates on the debt approximating current market interest rates. The Partnership classifies the fair value of its notes payable within Level 2 of the valuation hierarchy based on the observable inputs used to estimate fair value.

Cash and cash equivalents

We consider cash equivalents to be highly liquid investments with an original maturity of 90 days or less.

At June 30, 2015, cash was held in two accounts maintained at one financial institution with an aggregate balance of approximately $195,000. Bank accounts are federally insured up to $250,000 by the FDIC. At June 30, 2015, the total cash balance was as follows:

At June 30, 2015	Balance
Total bank balance	$195,000
FDIC insured	(195,000)
Uninsured amount	$-

The Partnership’s bank balances are fully insured by the FDIC. The Partnership deposits its funds with a Moody's Aaa-Rated banking institution which is one of only three Aaa-Rated banks listed on the New York Stock Exchange. The Partnership has not experienced any losses in such accounts, and believes it is not exposed to any significant credit risk. The amount in such accounts will fluctuate throughout 2015 due to many factors, including cash receipts, equipment acquisitions, interest rates, and distribution to limited partners.

Recent Accounting Pronouncements

In June 2015, the FASB issued Accounting Standards Update No. 2015-10, Technical Corrections and Improvements- Transition guidance varies based on the amendments in this Update. The amendments in this Update that require transition guidance are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. All other amendments will be effective upon the issuance of this Update.  The Partnership is currently evaluating the effect that this ASU will have on its financial statements.

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

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard is effective for annual periods beginning after December 15, 2017, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures).  The Partnership is currently evaluating the effect that this ASU will have on its financial statements.

In April 2014, the FASB issued ASU No. 2014-08 (“ASU Updated 2014-08”), Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This ASU provides guidance on the change in criteria established to enhance the presentation of reporting discontinued operations. The guidance is effective for annual financial statements beginning on or after December 15, 2014 that report discontinued operations or disposals of components of an entity. The Partnership is currently evaluating the effect that this ASU will have on its financial statements.  This was adopted January 1, 2015, however there were no discontinued operations during the six months ended, June 30, 2015.

3. Information Technology, Medical Technology, Telecommunications Technology, Inventory Management and Other Business-Essential Capital Equipment (“Equipment”)

The Partnership is the lessor of equipment under leases with periods that generally will range from 12 to 48 months. In general, associated costs such as repairs and maintenance, insurance and property taxes are paid by the lessee.

Remarketing fees will be paid to the leasing companies from which the Partnership purchases leases. These are fees that are earned by the leasing companies when the initial terms of the lease have been met. The General Partner believes that this strategy adds value since it entices the leasing company to remain actively involved with the lessee and encourages potential extensions, remarketing or sale of equipment. This strategy is designed to minimize any conflicts the leasing company may have with a new lessee and may assist in maximizing overall portfolio performance. The remarketing fee is tied into lease performance thresholds and is a factor in the negotiation of the fee. Remarketing fees of approximately $3,000 and $4,000 were incurred for the six months ended June 30, 2015 and 2014, respectively. For the six months ended June 30, 2015 and 2014, there were no remarketing fees paid.

In December 2014, a significant lessee, ALSC, breached its Master Lease Agreement (“MLA”) scheduled to terminate in December 2015 and defaulted on its lease payments for equipment shared by the Partnership and other affiliated Funds.  On December 4, 2014, ALSC filed a voluntary petition for relief under Chapter 7 of the Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware.  On April 2, 2015, CCC, on behalf of the Funds, entered into a settlement agreement with the parent company of ALSC for $3,500,000.  The Partnership’s share of this settlement was approximately $83,000 of which $69,000 was recorded as a gain on termination of leases in the second quarter of 2015.  In addition, the Bankruptcy Court ordered the release of all equipment leased to ALSC under the MLA to the Partnerships.  In January 2015, CCC, on behalf of the Funds, entered into a Purchase Agreement (“Purchase Agreement”) for the sale of the equipment to Medshare Technologies for approximately $3,400,000.  The Partnership’s share of the sale proceeds was approximately $77,000

Gains from the termination of leases are recognized when the lease is modified and terminated concurrently. Gains from lease termination included in lease revenue for the six months ended June 30, 2015 and 2014, was approximately $79,000 and $185,000, respectively.

CCC, on behalf of the Partnership and on behalf of other affiliated companies and partnerships (“partnerships”), acquires equipment subject to associated debt obligations and lease agreements and allocates a participation in the cost, debt and lease revenue to the various companies based on certain risk factors.

The Partnership’s share of the cost of the equipment in which it participates with other partnerships at June 30, 2015 was approximately $5,793,000 and is included in the Partnership’s equipment on its balance sheet. The total cost of the equipment shared by the Partnership with other partnerships at June 30, 2015 was approximately $12,840,000. The Partnership’s share of the outstanding debt associated with this equipment at June 30, 2015 was approximately $335,000 and is included in the Partnership’s notes payable on its balance sheet. The total outstanding debt related to the equipment shared by the Partnership at June 30, 2015 was approximately $1,032,000.

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

The following is a schedule of future minimum rentals on non-cancellable operating leases at June 30, 2015:

Amount
Six months ended December 31, 2015	$610,000
Year ended December 31, 2016	513,000
Year ended December 31, 2017	106,000
Year ended December 31, 2018	6,000
$1,235,000

Finance Leases:

The following lists the components of the net investment in direct finance leases at June 30, 2015:

Amount
Total minimum lease payments to be received	$112,000
Initial direct costs	3,000
Estimated residual value of leased equipment (unguaranteed)	20,000
Less: unearned income	(13,000)
Net investment in direct finance leases	$122,000

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

The following table presents the credit risk profile, by creditworthiness category, of our finance lease receivables at June 30, 2015:

Risk Level	Percent of Total
Low	-%
Moderate-Low	-%
Moderate	-%
Moderate-High	100%
High	-%
Net finance lease receivable	100%

As of June 30, 2015, we determined that we did not have a need for an allowance for uncollectible accounts associated with any of our finance leases, as the customer payment histories with us, associated with these leases, has been positive, with no late payments.

The following is a schedule of future minimum rentals on non-cancelable direct financing leases at June 30, 2015:

Amount
Six months ended December 31, 2015	$23,000
Year ended December 31, 2016	45,000
Year ended December 31, 2017	39,000
Year ended December 31, 2018	5,000
$112,000

4. Related Party Transactions

Receivables/Payables

As of June 30, 2015, the Partnership’s related party receivables and payables are short term, unsecured, and non-interest bearing.

Six months ended June 30,	2015	2014

Reimbursable expenses

Reimbursable expenses, which are charged to the Partnership by CCC in connection with the administration and operation of the Partnership, are allocated to the Partnership based upon several factors including, but not limited to, the number of investors, compliance issues, and the number of existing leases.  For the six months ended June 30, 2015 and 2014, the Partnership was charged approximately $138,000 and $143,000 in Other LP expense, respectively.  For the six months ended June 30, 2015, the Fund was allocated approximately $21,000 from CCC and recorded it as a reduction in operating expenses (see Note 7).

	$319,000	$404,000
Equipment acquisition fee
The General Partner earned an equipment acquisition fee of 4% of the purchase price of each item of equipment purchased as compensation for the negotiation of the acquisition of the equipment and lease thereof or sale under a conditional sales contract.	$2,000	$27,000
Equipment management fee
The General Partner is entitled to be paid a monthly fee equal to the lesser of (i) the fees which would be charged by an independent third party for similar services for similar equipment or (ii) the sum of (a) two percent of (1) the gross lease revenues attributable to equipment which is subject to full payout net leases which contain net lease provisions plus (2) the purchase price paid on conditional sales contracts as received by the Partnership and (b) 5% and 2% of the gross lease revenues attributable to equipment which is subject to operating and capital leases, respectively.	$56,000	$89,000
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

	$400	$8,000
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

	$4,000	$5,000

5. Notes Payable

Notes payable consisted of the following approximate amounts:

	June 30, 2015	December 31, 2014
Installment note payable to bank; interest rate of 4.23%, due in quarterly installments of $10,311 including interest with final payment in September 2015	$ 10,000	$ 30,000
Installment note payable to bank; interest rate of 4.23%, due in quarterly installments of $5,665, including interest, with final payment in June 2016	22,000	33,000
Installment note payable to bank; interest rate of 4.85%, due in quarterly installments of $35,894, including interest, with final payment in August 2016	173,000	240,000
Installment note payable to bank; interest rate of 4.23%, due in quarterly installments of $6,288, including interest, with final payment in December 2016	36,000	48,000
Installment note payable to bank; interest rate of 1.60%, due in monthly installments of $2,775, including interest, with final payment in March 2017	58,000	74,000
Installment note payable to bank; interest rate of 1.60%, due in monthly installments of $5,138, including interest, with final payment in April 2017	111,000	141,000
Installment note payable to bank; interest rate of 4.85%, due in quarterly installments of $7,699, including interest, with final payment in July 2017	65,000	87,000
Installment note payable to bank; interest rate of 4.23%, due in quarterly installments of $420, including interest, with final payment in August 2017	4,000	5,000
Installment note payable to bank; interest rate of 4.88%, due in monthly installments of $1,058, including interest, with final payment in October 2017	28,000	33,000
Installment notes payable to bank; interest rate of 4.23%, due in quarterly installments ranging from $1,370 to $1,927, including interest, with final payment in February 2018	38,000	-
	$545,000	$691,000

The notes are secured by specific equipment with a carrying value of approximately $861,000 as of June 30, 2015 and are nonrecourse liabilities of the Partnership. As such, the notes do not contain any financial debt covenants with which we must comply on either an annual or quarterly basis. Aggregate maturities of notes payable for each of the periods subsequent to June 30, 2015 are as follows:

Amount
Six months ended December 31, 2015	$177,000
Year ended December 31, 2016	289,000
Year ended December 31, 2017	76,000
Year ended December 31, 2018	3,000
$545,000

6. Supplemental Cash Flow Information

Other noncash activities included in the determination of net loss are as follows:

Six months ended June 30,	2015	2014
Lease revenue net of interest expense on notes payable realized as a result of direct payment of principal by lessee to bank	$183,000	$214,000

No interest or principal on notes payable was paid by the Partnership because direct payment was made by lessee to the bank in lieu of collection of lease income and payment of interest and principal by the Partnership.

Noncash investing and financing activities include the following:

Six months ended June 30,	2015	2014
Debt assumed in the connection with purchase of equipment	$37,000	$349,000
Debt assumed and satisfaction of liability in 2015 in connection with acquisition of equipment in 2014	$-	$408,000
Accrual for distribution to partners paid in July	$209,000	$418,000

During the six months ended June 30, 2015 and 2014, the Partnership wrote-off fully amortized acquisition and finance fees of approximately $33,000 and $58,000, respectively.

During the six months ended June 30, 2015 and 2014, the Partnership wrote-off fully depreciated equipment of approximately $16,000 and $403,000, respectively.

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

FINRA

On May 3, 2013, the FINRA Department of Enforcement filed a complaint naming Commonwealth Capital Securities Corp. (“CCSC”) and the owner of the firm, Kimberly Springsteen-Abbott, as respondents; however on October 22, 2013, FINRA filed an amended complaint that dropped the allegations against CCSC and reduced the scope of the allegations against Ms. Springsteen-Abbott.  The sole remaining charge was that Ms. Springsteen-Abbott had approved the misallocation of some expenses to certain Funds.  Management believes that the expenses at issue include amounts that were proper and that were properly allocated to Funds, and also identified a smaller number of expenses that had been allocated in error, but were adjusted and repaid to the affected Funds when they were identified in 2012. During the period in question, Commonwealth Capital Corp. and Ms. Springsteen-Abbott provided important financial support to the Funds, voluntarily absorbed expenses and voluntarily waived fees in amounts aggregating in excess of any questioned allocations.  That Panel ruled on March 30, 2015, that Ms. Springsteen-Abbott should be barred from the securities industry because the Panel concluded that she allegedly misallocated $208,000 of expenses involving certain Funds over the course of three years.  Decisions issued by FINRA's Office of Hearing Officers may be appealed to FINRA's National Adjudicatory Council (NAC) pursuant to FINRA Rule 9311. Under NASD Rule 1015, an applicant may file a written request for review of the membership decision with the NAC within 25 days after service of the decision. While a panel decision is on appeal, the sanction is not enforced against the individual.  Ms. Springsteen-Abbott has appealed the Panel’s decision and intends to vigorously challenge it.  Upon the findings of the panel, the General Partner has determined that during the 3 months ended June 30, 2015, it will allocate approximately $87,000 of $208,000 in allegedly misallocated expenses back to the affected funds in a good faith payment for the benefit of those funds.  The Partnership’s share of the approximate $87,000 allocation is approximately $21,000.  An adjustment of approximately $21,000 was made to the Partnership’s June 30, 2015 financial statements resulting in an increase to accounts receivable, Commonwealth Capital Corp. and a reduction of an equal amount to operating expenses.  Management believes that resolution of the charge will not result in any material adverse financial impact on the Funds, but no assurance can be provided until the FINRA matter is resolved.

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

INDUSTRY OVERVIEW

The Equipment Leasing and Finance Association's (ELFA) Monthly Leasing and Finance Index, which reports economic activity from 25 companies representing a cross section of the $903 billion equipment finance sector, showed their overall new business volume for June was $9.5 billion, up 4% from new business volume in June 2014. Volume was up 34% from $7.1 billion in May. Year to date, cumulative new business volume increased 9% compared to 2014. Receivables over 30 days were 1.1%, unchanged from the previous month and up from 0.9% the same period in 2014. Charge-offs remained at an all-time low of 0.2% for the 16th consecutive month. Credit approvals totaled 79.4% in June, up slightly from 79.2% in May. Total headcount for equipment finance companies was up 5.2% year over year. Separately, the Equipment Leasing & Finance Foundation's Monthly Confidence Index for July is 62.6, remaining essentially the same as the June index of 63.0.

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

REVENUE RECOGNITION

Through June 30, 2015, the Partnership’s lease portfolio consisted of operating leases and finance leases. For operating leases, lease revenue is recognized on a straight-line basis in accordance with the terms of the lease agreement.

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

Gains from the termination of leases are recognized when the lease is modified and terminated concurrently. Gains from lease termination included in lease revenue for the six months ended June 30, 2015 and 2014, was approximately $79,000 and $185,000, respectively.

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

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash

Our primary sources of cash for the six months ended June 30, 2015 were cash provided by operating activities of approximately $426,000 and net proceeds from the sale of equipment of approximately $118,000, compared to the six months ended June 30, 2014 where our primary sources of cash were provided by operating activities of approximately $1,691,000 and net proceeds from the sale of equipment of approximately $169,000.

Our primary uses of cash for the six months ended June 30, 2015 were for the purchase of new equipment of approximately $9,000 and distributions to partners of approximately $509,000.   Distributions to partners of approximately $209,000 were accrued at June 30, 2015 and paid in July 2015.  For the six months ended June 30, 2014, our primary uses of cash were for the purchase of new equipment of approximately $253,000, purchase of finance leases of approximately $73,000 and distributions to partners of approximately $1,099,000.  Distributions to partners of approximately $418,000 were accrued at June 30, 2014 and paid in July 2014.

Cash was provided by operating activities for the six months ended June 30, 2015 of approximately $426,000, which includes a net loss of approximately $47,000, depreciation and amortization expenses of approximately $796,000 and gain on sale of computer equipment of approximately $20,000. Other noncash activities included in the determination of net income include direct payments to banks by lessees of approximately $183,000 and bad debt expense of approximately $5,000. For the six months ended June 30, 2014, cash was provided by operating activities of approximately $1,691,000, which includes a net income of approximately $33,000 and depreciation and amortization expenses of approximately $1,212,000. Other noncash activities included in the determination of net income include direct payments to banks by lessees of approximately $214,000.

The General Partner elected to reduce partner distributions for the six months ended June 30, 2015.  The General Partner will reassess the funding of limited partner distributions on a quarterly basis, throughout 2015.

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

At June 30, 2015, cash was held in two accounts maintained at one financial institution with an aggregate balance of approximately $195,000. Bank accounts are federally insured up to $250,000 by the FDIC. At June 30, 2015, the total cash balance was as follows:

At June 30, 2015	Balance
Total bank balance	$195,000
FDIC insured	(195,000)
Uninsured amount	$-

The Partnership's deposits are fully insured by the FDIC. The Partnership has not experienced any losses in our accounts, and believes it is not exposed to any significant credit risk. The amounts in such accounts will fluctuate throughout 2015 due to many factors, including cash receipts, equipment acquisitions, interest rates and distributions to investors.

The Partnership’s investment strategy of acquiring equipment and generally leasing it under triple-net leases to operators who generally meet specified financial standards minimizes our operating expenses. As of June 30, 2015, the Partnership had future minimum rentals on non-cancelable operating leases of approximately $610,000 for the balance of the year ending December 31, 2015 and approximately $625,000 thereafter. As of June 30, 2015, the Partnership had future minimum rentals on non-cancelable finance leases of approximately $23,000 for the balance of the year ended December 31, 2015 and approximately $89,000 thereafter.

As of June 30, 2015, our non-recourse debt was approximately $545,000 with interest rates ranging from 1.60% to 4.88% and will be payable through February 2018.

In December 2014 a significant lessee, ALSC, breached its Master Lease Agreement (“MLA”) scheduled to terminate in December 2015 and defaulted on its lease payments for equipment shared by the Partnership and other affiliated Funds.  The MLA had an original equipment purchase price of approximately $10,000,000 and was scheduled to terminate in January 2016.  The Funds had received approximately $6,300,000 in scheduled lease payments prior to the December 2014 default.  Additionally, in January 2015, Commonwealth, on behalf of the Funds, entered into a Purchase Agreement (“Purchase Agreement”) for the sale of the equipment to Medshare Technologies for approximately $3,400,000.  The Partnership’s share of the sale proceeds was approximately $77,000.  Approximately $52,000 has been received during six months ended June 30, 2015.  On April 2, 2015, Commonwealth reached a settlement agreement with the parent company of ALSC for $3,500,000.  The Partnership’s share was approximately $83,000 of which $69,000 was recorded as a gain on termination of leases in the second quarter of 2015.

RESULTS OF OPERATIONS

Three months ended June 30, 2015 compared to three months ended June 30, 2014

Lease Revenue

Our lease revenue decreased to approximately $550,000 for the three months ended June 30, 2015, from approximately $788,000 for the three months ended June 30, 2014.  The Partnership had 71 and 105 active operating leases for the three months ended June 30, 2015 and 2014, respectively.  This decline was primarily due to fewer acquisitions of new leases during the three months ended June 30, 2015 compared to the termination of leases and the default of a significant lessee in December 2014.  Management expects to add new leases to the Partnership’s portfolio throughout 2015, primarily through debt financing.

Sale of Equipment

For the three months ended June 30, 2015, the Partnership sold fully depreciated equipment with a net book value of approximately $10,000 for net gain of approximately $6,000. This compares to the three months ended June 30, 2014, when we sold fully depreciated equipment with a net book value of approximately $0 for net gain of approximately $9,000.

Operating Expenses

Our operating expenses, excluding depreciation, primarily consist of accounting and legal fees, outside service fees and reimbursement of expenses to CCC for administration and operation of the Partnership. These expenses decreased to approximately $109,000 for the three months ended June 30, 2015, from approximately $185,000 for the three months ended June 30, 2014. This decline is primarily attributable to a decrease in legal fees of approximately $29,000 associated with the FINRA matter (see Item 1. Legal Proceedings), a decrease in “Other LP” expense of approximately $17,000 and an allocation from CCC of approximately $21,000 recorded as a reduction in operating expenses (See Note 7).

Equipment Management Fees

We pay an equipment management fee to our general partner for managing our equipment portfolio. The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases and approximately 2% of the gross lease revenue attributable to equipment that is subject to direct financing leases. The equipment management fee decreased to approximately $28,000 for the three months ended June 30, 2015 from approximately $40,000 for the three months ended June 30, 2014, which is consistent with the decrease in lease revenue.

Depreciation and Amortization Expense

Depreciation and amortization expenses consist of depreciation on equipment and amortization of equipment acquisition fees. These expenses decreased to approximately $388,000 for the three months ended June 30, 2015, from approximately $599,000 for the three months ended June 30, 2014. This decrease was due to the higher frequency in the termination of leases and equipment being fully depreciated as compared to the acquisition of new leases for the three months ended June 30, 2015.

Net Income (Loss)

For the three months ended June 30, 2015, we recognized revenue of approximately $560,000 and expenses of approximately $535,000, resulting in net income of approximately $25,000. For the three months ended June 30, 2014, we recognized revenue of approximately $811,000 and expenses of approximately $831,000, resulting in a net loss of approximately $20,000. This change in net income (loss) is due to the changes in revenue and expenses as described above.

Six months ended June 30, 2015 compared to six months ended June 30, 2014

Lease Revenue

Our lease revenue decreased to approximately $1,111,000 for the six months ended June 30, 2015, from approximately $1,765,000 for the six months ended June 30, 2014. The Partnership had 77 and 113 active operating leases for the six months ended June 30, 2015 and 2014, respectively.  This decline was primarily due to fewer acquisitions of new leases during the six months ended June 30, 2015 compared to the termination of leases and the default of a significant lessee in December 2014.  Management expects to add new leases to the Partnership’s portfolio throughout 2015, primarily through debt financing.

Sale of Equipment

For the six months ended June 30, 2015, we sold equipment held under operating leases with a net book value of approximately $98,000 for net gain of approximately $20,000. This compares to the six months ended June 30, 2014, when we sold equipment held under operating leases with a net book value of approximately $203,000 for net loss of approximately $34,000.

Operating Expenses

Our operating expenses, excluding depreciation, primarily consist of accounting and legal fees, outside service fees and reimbursement of expenses to CCC for administration and operation of the Partnership. These expenses decreased to approximately $317,000 for the six months ended June 30, 2015, from approximately $419,000 for the six months ended June 30, 2014. This decline is primarily attributable to a decrease in legal fees of approximately $80,000 associated with the FINRA matter (see Item 1. Legal Proceedings), a decrease in “Other LP” expense of approximately $5,000 and an allocation from CCC of approximately $21,000 recorded as a reduction in operating expenses (See Note 7).

Equipment Management Fees

We pay an equipment management fee to our general partner for managing our equipment portfolio. The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases and approximately 2% of the gross lease revenue attributable to equipment that is subject to direct financing leases. The equipment management fee decreased to approximately $56,000 for the six months ended June 30, 2015 from approximately $89,000 for the six months ended June 30, 2014.  This decline is consistent with the overall decrease in lease revenue.

Depreciation and Amortization Expense

Depreciation and amortization expenses consist of depreciation on equipment and amortization of equipment acquisition fees. These expenses decreased to approximately $796,000 for the six months ended June 30, 2015, from approximately $1,212,000 for the six months ended June 30, 2014. This decrease was due to the higher frequency in the termination of leases and equipment being fully depreciated as compared to the acquisition of new leases for the six months ended June 30, 2015.

Net (Loss) Income

For the six months ended June 30, 2015, we recognized revenue of approximately $1,138,000 and expenses of approximately $1,185,000, resulting in a net loss of approximately $47,000. For the six months ended June 30, 2014, we recognized revenue of approximately $1,795,000 and expenses of approximately $1,762,000, resulting in a net income of approximately $33,000. This change in net (loss) income is due to the changes in revenue and expenses as described above.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

N/A

Item 4. Controls and Procedures

Our management, under the supervision and with the participation of the General Partner’s Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures related to our reporting and disclosure obligations as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, the General Partner’s Chief Executive Officer and Principal Financial Officer have concluded that, as of June 30, 2015, our disclosure controls and procedures are effective in ensuring that information relating to us which is required to be disclosed in our periodic reports filed or submitted under the Securities Exchange Act of 1934 is (a) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (b) accumulated and communicated to management, including the General Partner’s Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There were no changes in the Partnership’s internal control over financial reporting during the second quarter of 2015 that have materially affected or are reasonably likely to materially affect its internal control over financial reporting.

Part II: OTHER INFORMATION

Item 1. Legal Proceedings

FINRA

On May 3, 2013, the FINRA Department of Enforcement filed a complaint naming Commonwealth Capital Securities Corp. (“CCSC”) and the owner of the firm, Kimberly Springsteen-Abbott, as respondents; however on October 22, 2013, FINRA filed an amended complaint that dropped the allegations against CCSC and reduced the scope of the allegations against Ms. Springsteen-Abbott.  The sole remaining charge was that Ms. Springsteen-Abbott had approved the misallocation of some expenses to certain Funds.  Management believes that the expenses at issue include amounts that were proper and that were properly allocated to Funds, and also identified a smaller number of expenses that had been allocated in error, but were adjusted and repaid to the affected Funds when they were identified in 2012. During the period in question, Commonwealth Capital Corp. and Ms. Springsteen-Abbott provided important financial support to the Funds, voluntarily absorbed expenses and voluntarily waived fees in amounts aggregating in excess of any questioned allocations.  That Panel ruled on March 30, 2015, that Ms. Springsteen-Abbott should be barred from the securities industry because the Panel concluded that she allegedly misallocated $208,000 of expenses involving certain Funds over the course of three years.  Decisions issued by FINRA's Office of Hearing Officers may be appealed to FINRA's National Adjudicatory Council (NAC) pursuant to FINRA Rule 9311. Under NASD Rule 1015, an applicant may file a written request for review of the membership decision with the NAC within 25 days after service of the decision. While a panel decision is on appeal, the sanction is not enforced against the individual.  Ms. Springsteen-Abbott has appealed the Panel’s decision and intends to vigorously challenge it.  Upon the findings of the panel, the General Partner has determined that during the 3 months ended June 30, 2015, it will allocate approximately $87,000 of $208,000 in allegedly misallocated expenses back to the affected funds in a good faith payment for the benefit of those funds.  The Partnership’s share of the approximate $87,000 allocation is approximately $21,000.  An adjustment of approximately $21,000 was made to the Partnership’s June 30, 2015 financial statements resulting in an increase to accounts receivable, Commonwealth Capital Corp. and a reduction of an equal amount to operating expenses.  Management believes that resolution of the charge will not result in any material adverse financial impact on the Funds, but no assurance can be provided until the FINRA matter is resolved.

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

COMMONWEALTH INCOME & GROWTH FUND VI
BY: COMMONWEALTH INCOME & GROWTH FUND, INC., General Partner
August 14, 2015	By: /s/ Kimberly A. Springsteen-Abbott
Date	Kimberly A. Springsteen-Abbott
Chief Executive Officer Commonwealth Income & Growth Fund, Inc.

August 14, 2015	By: /s/ Lynn A. Franceschina
Date	Lynn A. Franceschina
Executive Vice President, Chief Operating Officer