Form 10-Q
period 2015-09-30
Commonwealth Income & Growth Fund VI
filed 2015-11-16
CIK 1351901

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015 or

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

 FORM 10-Q

SEPTEMBER 30, 2015

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Commonwealth Income & Growth Fund VI
Condensed Balance Sheets

	September 30,	December 31,
	2015	2014
	(unaudited)
ASSETS
Cash and cash equivalents	$ 65,098	$ 148,748
Lease income receivable, net of reserve of approximately $37,000
at September 30,2015 and December 31, 2014	103,694	145,093
Accounts receivable, Commonwealth Capital Corp., net	447,404	324,754
Other receivables, net of reserve of approximately $5,000 and $0	22,775	3,494
at September 30,2015 and December 31, 2014, respectively
Prepaid expenses	4,161	2,543
	643,132	624,632

Net investment in finance leases	112,506	141,327

Equipment, at cost	10,249,075	12,514,225
Accumulated depreciation	(8,743,564)	(9,853,504)
	1,505,511	2,660,721

Equipment acquisition costs and deferred expenses, net of
accumulated amortization of approximately $102,000 and $125,000
at September 30, 2015 and December 31, 2014, respectively	35,796	72,708

Total Assets	$ 2,296,945	$ 3,499,388

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES
Accounts payable	$ 164,121	$ 125,731
Accounts payable, CIGF, Inc., net	317,159	347,209
Other accrued expenses	10,000	216,014
Unearned lease income	64,313	89,464
Notes payable	449,862	690,550
Total Liabilities	1,005,455	1,468,968

PARTNERS' CAPITAL
General Partner	1,000	1,000
Limited Partners	1,290,490	2,029,420
Total Partners' Capital	1,291,490	2,030,420

Total Liabilities and Partners' Capital	$ 2,296,945	$ 3,499,388

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund VI
Condensed Statements of Operations
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenue
Lease	$ 430,842	$ 695,273	$ 1,541,650	$ 2,460,125
Interest and other	3,463	5,178	10,464	35,631
Gain on sale of equipment	140,591	109,769	161,059	75,666
Total revenue	574,896	810,220	1,713,173	2,571,422

Expenses
Operating, excluding depreciation and amortization	102,691	162,202	419,664	581,136
Equipment management fee, General Partner	21,769	34,915	77,764	123,591
Interest	4,885	6,333	16,132	15,564
Depreciation	335,760	541,299	1,103,603	1,708,638
Amortization of equipment acquisition costs and deferred expenses	11,001	20,892	39,129	65,306
Bad debt expense	-	-	5,000	-
Total expenses	476,106	765,641	1,661,292	2,494,235

Net income	$ 98,790	$ 44,579	$ 51,881	$ 77,187

Net income allocated to Limited Partners	$ 98,191	$ 39,193	$ 44,103	$ 56,631

Net income per equivalent Limited Partnership unit	$ 0.05	$ 0.02	$ 0.02	$ 0.03
Weighted average number of equivalent Limited Partnership
units outstanding during the period	1,792,624	1,795,710	1,794,113	1,795,851

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund VI
Condensed Statement of Partners' Capital
For the nine months ended September 30, 2015
(unaudited)

	General	Limited
	Partner	Partner	General	Limited
	Units	Units	Partner	Partners	Total
Balance, January 1, 2015	50	1,795,542	$ 1,000	$ 2,029,420	$ 2,030,420
Net income	-	-	7,779	44,102	51,881
Redemptions	-	(3,468)	-	(12,943)	(12,943)
Distributions	-	-	(7,779)	(770,089)	(777,868)
Balance, September 30, 2015	50	1,792,074	$ 1,000	$ 1,290,490	$ 1,291,490

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund VI
Condensed Statements of Cash Flow
(unaudited)

	Nine months ended
	September 30,
	2015	2014

Net cash provided by operating activities	$ 425,193	$ 1,885,624

Cash flows from investing activities
Capital expenditures	(8,639)	(275,687)
Purchase of finance leases	-	(73,034)
Payments received from finance leases	34,051	29,238
Equipment acquisition fees paid to General Partner	(1,844)	(27,918)
Net proceeds from the sale of equipment	258,775	278,334
Net cash provided by (used in) investing activities	282,343	(69,067)

Cash flows from financing activities
Redemptions	(12,943)	(3,411)
Debt placement fee	(375)	(7,568)
Distributions to Partners	(777,868)	(1,637,374)
Net cash used in financing activities	(791,186)	(1,648,353)

Net (decrease) increase in cash and cash equivalents	(83,650)	168,204

Cash and cash equivalents at beginning of the period	148,748	29,493

Cash and cash equivalents at end of the period	$ 65,098	$ 197,697

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

In an effort to increase cash flow, the General Partner has elected to forgo distributions and allocations of net income owed to it, and suspended limited partner distributions for the fourth quarter of 2015.  The General Partner will reassess the funding of limited partner distributions beginning January 1, 2016.

2. Summary of Significant Accounting Policies

Basis of Presentation

The financial information presented as of any date other than December 31, 2014 has been prepared from the books and records without audit. Financial information as of December 31, 2014 has been derived from the audited financial statements of the Partnership, but does not include all disclosures required by generally accepted accounting principles to be included in audited financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated, have been included. For further information regarding the Partnership’s accounting policies, refer to the financial statements and related notes included in the Partnership’s annual report on Form 10-K for the year ended December 31, 2014. Operating results for the nine months ended September 30, 2015 are not necessarily indicative of financial results that may be expected for the full year ended December 31, 2015.

Disclosure of Fair Value of Financial Instruments

Estimated fair value was determined by management using available market information and appropriate valuation methodologies. However, judgment was necessary to interpret market data and develop estimated fair value. Cash and cash equivalents, receivables, accounts payable and accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values as of September 30, 2015 and December 31, 2014 due to the short term nature of these financial instruments.

The Partnership’s debt consists of notes payable, which are secured by specific equipment and are nonrecourse liabilities of the Partnership. The estimated fair value of this debt at September 30, 2015 and December 31, 2014 approximates the carrying value of these instruments, due to the interest rates on the debt approximating current market interest rates. The Partnership classifies the fair value of its notes payable within Level 2 of the valuation hierarchy based on the observable inputs used to estimate fair value.

Cash and cash equivalents

We consider cash equivalents to be highly liquid investments with an original maturity of 90 days or less.

At September 30, 2015, cash was held in two accounts maintained at one financial institution with an aggregate balance of approximately $67,000. Bank accounts are federally insured up to $250,000 by the FDIC. At September 30, 2015, the total cash balance was as follows:

At September 30, 2015	Balance
Total bank balance	$67,000
FDIC insured	(67,000)
Uninsured amount	$-

The Partnership’s bank balances are fully insured by the FDIC. The Partnership deposits its funds with a Moody's Aaa-Rated banking institution which is one of only three Aaa-Rated banks listed on the New York Stock Exchange. The Partnership has not experienced any losses in such accounts, and believes it is not exposed to any significant credit risk. The amount in such accounts will fluctuate throughout 2015 due to many factors, including cash receipts, equipment acquisitions and interest rates.

Recent Accounting Pronouncements

In August 2015, the FASB issued Accounting Standards Update No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date- The amendments in this Update defer the effective date of Update 2014-09 for all entities by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in Update 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period.  The Partnership is currently evaluating the effect that this ASU will have on its financial statements.

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

In August 2014, the FASB issued Accounting Standards Update No. 2014 -15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, requires management to determine whether substantial doubt exists regarding the entity’s going concern presumption.  If substantial doubt exists but is not alleviated by management’s plans, the footnotes must specifically state that “there is substantial doubt about the entity’s ability to continue as a going concern within one year after the financial statements are issued.”  In addition, if substantial doubt exists, regardless of whether such doubt was alleviated, entities must disclose (a) principal conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern (before consideration of management’s plans, if any); (b) management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations; and (c) management’s plans that are intended to mitigate the conditions or events that raise substantial doubt, or that did alleviate substantial doubt, about the entity’s ability to continue as a going concern.  If substantial doubt has not been alleviated, these disclosures should become more extensive in subsequent reporting periods as additional information becomes available.  In the period that substantial doubt no longer exists (before or after considering management’s plans), management should disclose how the principal conditions and events that originally gave rise to substantial doubt have been resolved.  The ASU applies prospectively to all entities for annual periods ending after December 15, 2016, and to annual and interim periods thereafter.  Early adoption is permitted.  The Partnership is currently evaluating the effect that this ASU will have on its financial statements.

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

In April 2014, the FASB issued ASU No. 2014-08 (“ASU Updated 2014-08”), Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This ASU provides guidance on the change in criteria established to enhance the presentation of reporting discontinued operations. The guidance is effective for annual financial statements beginning on or after December 15, 2014 that report discontinued operations or disposals of components of an entity. The Partnership is currently evaluating the effect that this ASU will have on its financial statements.  This was adopted January 1, 2015, however there were no discontinued operations during the nine months ended, September 30, 2015.

 3. Information Technology, Medical Technology, Telecommunications Technology, Inventory Management and Other Business-Essential Capital Equipment (“Equipment”)

The Partnership is the lessor of equipment under leases with periods that generally will range from 12 to 48 months. In general, associated costs such as repairs and maintenance, insurance and property taxes are paid by the lessee.

Remarketing fees will be paid to the leasing companies from which the Partnership purchases leases. These are fees that are earned by the leasing companies when the initial terms of the lease have been met. The General Partner believes that this strategy adds value since it entices the leasing company to remain actively involved with the lessee and encourages potential extensions, remarketing or sale of equipment. This strategy is designed to minimize any conflicts the leasing company may have with a new lessee and may assist in maximizing overall portfolio performance. The remarketing fee is tied into lease performance thresholds and is a factor in the negotiation of the fee.  Remarketing fees of approximately $4,000 were incurred for the nine months ended September 30, 2015 and 2014.  For the nine months ended September 30, 2015 and 2014, there were no remarketing fees paid with cash or netted against receivables due from such parties.

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

In January 2015, CCC, on behalf of the Funds, entered into a Purchase Agreement for the sale of the equipment to Medshare Technologies (see note 7 - Medshare).

Gains from the termination of leases are recognized when the lease is modified and terminated concurrently.  Gains from lease termination included in lease revenue for the nine months ended September 30, 2015 and 2014, was approximately $79,000 and $185,000, respectively.

CCC, on behalf of the Partnership and on behalf of other affiliated companies and partnerships (“partnerships”), acquires equipment subject to associated debt obligations and lease agreements and allocates a participation in the cost, debt and lease revenue to the various companies based on certain risk factors.

The Partnership’s share of the cost of the equipment in which it participates with other partnerships at September 30, 2015 was approximately $5,910,000 and is included in the Partnership’s equipment on its balance sheet. The total cost of the equipment shared by the Partnership with other partnerships at September 30, 2015 was approximately $13,025,000. The Partnership’s share of the outstanding debt associated with this equipment at September 30, 2015 was approximately $270,000 and is included in the Partnership’s notes payable on its balance sheet. The total outstanding debt related to the equipment shared by the Partnership at September 30, 2015 was approximately $837,000.

The Partnership’s share of the cost of the equipment in which it participates with other partnerships at December 31, 2014 was approximately $6,375,000 and is included in the Partnership’s equipment on its balance sheet. The total cost of the equipment shared by the Partnership with other partnerships at December 31, 2014 was approximately $14,055,000. The Partnership’s share of the outstanding debt associated with this equipment at December 31, 2014 was approximately $471,000 and is included in the Partnership’s notes payable on its balance sheet. The total outstanding debt related to the equipment shared by the Partnership at December 31, 2014 was approximately $1,443,000.

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

The following is a schedule of future minimum rentals on non-cancellable operating leases at September 30, 2015:

Amount
Three months ended December 31, 2015	$265,000
Year Ended December 31, 2016	513,000
Year Ended December 31, 2017	106,000
Year Ended December 31, 2018	4,000
$888,000

Finance Leases:

The following lists the components of the net investment in direct financing leases at September 30, 2015:

Amount
Total minimum lease payments to be received	$101,000
Estimated residual value of leased equipment (unguaranteed)	20,000
Less: unearned income	(11,000)
Initial direct costs finance leases	3,000
Net investment in direct finance leases	$113,000

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

The following table presents the credit risk profile, by creditworthiness category, of our direct finance lease receivables at September 30, 2015:

Risk Level	Percent of Total
Low	-%
Moderate-Low	-%
Moderate	-%
Moderate-High	100%
High	-%
Net finance lease receivable	100%

As of September 30, 2015 we determined that we did not have a need for an allowance for uncollectible accounts associated with any of our finance leases, as the customer payment histories with us, associated with these leases, has been positive, with no late payments.

The following is a schedule of future minimum rentals on non-cancelable direct financing leases at September 30, 2015:

Amount
Three months ended December 31, 2015	$ 11,000
Year ended December 31, 2016	46,000
Year ended December 31, 2017	39,000
Year ended December 31, 2018	5,000
$ 101,000

4. Related Party Transactions

Receivables/Payables

As of September 30, 2015, the Partnership’s related party receivables and payables are short term, unsecured, and non-interest bearing.

Nine months ended September 30,	2015	2014

Reimbursable expenses

Reimbursable expenses, which are charged to the Partnership by CCC in connection with the administration and operation of the Partnership, are allocated to the Partnership based upon several factors including, but not limited to, the number of investors, compliance issues, and the number of existing leases.  For the nine months ended September 30, 2015 and 2014, the Partnership was charged approximately $196,000 and $219,000 in Other LP expense, respectively.  For the nine months ended September 30, 2015, the Fund was allocated approximately $21,000 from CCC and recorded it as a reduction in operating expenses (see Note 7).

	$ 414,000	$ 567,000

Equipment acquisition fee

The General Partner earned an equipment acquisition fee of 4% of the purchase price of each item of equipment purchased as compensation for the negotiation of the acquisition of the equipment and lease thereof or sale under a conditional sales contract.

	$ 2,000	$ 28,000

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

	$ 78,000	$ 124,000

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

	$ 400	$ 8,000

Equipment liquidation fee

With respect to each item of equipment sold by the General Partner (other than in connection with a conditional sales contract), a fee equal to the lesser of (i) 50% of the competitive equipment sale commission or (ii) three percent of the sales price for such equipment is payable to the General Partner. The payment of such fees is subordinated to the receipt by the limited partners of (i) the return of their net capital contributions and 10% per annum cumulative return, compounded daily, on adjusted capital contributions and (ii) the net disposition proceeds from such sale in accordance with the Partnership Agreement. Such fee will be reduced to the extent any liquidation or resale fees are paid to unaffiliated parties.  For the nine months ended September 30, 2015, approximately $4,000 of equipment liquidation fees were waived by the General Partner.

	$ 4,000	$ 9,000

5. Notes Payable

Notes payable consisted of the following approximate amounts:

	September 30, 2015	December 31, 2014
Installment note payable to bank; interest rate of 4.23%, due in quarterly installments of $10,311, including interest, with final payment in September 2015	$ -	$ 30,000
Installment note payable to bank; interest rate of 4.23%, due in quarterly installments of $5,665, including interest, with final payment in June 2016	17,000	33,000

Installment note payable to bank; interest rate of 4.85%, due in quarterly installments of $35,894, including interest, with final payment in August 2016	139,000	240,000
Installment note payable to bank; interest rate of 4.23%, due in quarterly installments of $6,288, including interest, with final payment in December 2016	31,000	48,000
Installment note payable to bank; interest rate of 1.60%, due in monthly installments of $2,775, including interest, with final payment in March 2017	49,000	74,000
Installment note payable to bank; interest rate of 1.60%, due in monthly installments of $5,138, including interest, with final payment in April 2017	96,000	141,000
Installment note payable to bank; interest rate of 4.85%, due in quarterly installments of $7,699, including interest, with final payment in July 2017	59,000	87,000
Installment note payable to bank; interest rate of 4.23%, due in quarterly installments of $420, including interest, with final payment in August 2017	3,000	5,000
Installment note payable to bank; interest rate of 4.88%, due in monthly installments of $1,058, including interest, with final payment in October 2017	25,000	33,000
Installment notes payable to bank; interest rate of 4.23%, due in quarterly installments ranging from $1,370 to $1,927, including interest, with final payment in February 2018	31,000	-
	$ 450,000	$ 691,000

The notes are secured by specific equipment with a carrying value of approximately $732,000 as of September 30, 2015 and are nonrecourse liabilities of the Partnership. As such, the notes do not contain any financial debt covenants with which we must comply on either an annual or quarterly basis. Aggregate maturities of notes payable for each of the periods subsequent to September 30, 2015 are as follows:

Amount
Three months ended December 31, 2015	$82,000
Year ended December 31, 2016	289,000
Year ended December 31, 2017	76,000
Year ended December 31, 2018	3,000
$450,000

6. Supplemental Cash Flow Information

Other noncash activities included in the determination of net loss are as follows:

Nine months ended September 30,	2015	2014
Lease revenue net of interest expense on notes payable realized as a result of
direct payment of principal by lessee to bank	$278,000	$290,000

No interest or principal on notes payable was paid by the Partnership because direct payment was made by lessee to the bank in lieu of collection of lease income and payment of interest and principal by the Partnership.

Noncash investing and financing activities include the following:

Nine months ended September 30,	2015	2014
Debt assumed in the connection with purchase of equipment	37,000	349,000
Debt assumed and satisfaction of liability in 2014 in connection with acquisition of equipment in 2013	-	408,000

Accrual for distribution to partners paid in October 2014	-	418,000

During the nine months ended September 30, 2015 and 2014, the Partnership wrote-off fully amortized acquisition and finance fees of approximately $61,000 and $111,000, respectively.

During the nine months ended September 30, 2015 and 2014, the Partnership wrote-off fully reserved lease income receivable of approximately $0 and $5,000, respectively.

During the nine months ended September 30, 2015 and 2014, the Partnership wrote-off fully depreciated equipment of approximately $16,000 and $403,000, respectively.

7. Commitments and Contingencies

Medshare

In January 2015, CCC, on behalf of the Funds, entered into a Purchase Agreement (“Purchase Agreement”) for the sale of the equipment to Medshare Technologies (“Medshare”) for approximately $3,400,000.  The Partnership’s share of the sale proceeds was approximately $77,000.  As of September 30, 2015, the Partnership has received approximately $52,000 of the approximate $77,000 sale proceeds.  On April 3, 2015 Medshare was obligated to make payment in full and failed to do so.  As a result, Medshare defaulted on its purchase agreement with CCC and was issued a demand letter for full payment of the Equipment.  On June 25, 2015, Medshare filed a lawsuit in Texas state court for breach of contract (“State Suit”).  On June 26, 2015, Commonwealth filed a lawsuit in the Northern District of Texas against Medshare seeking payment in full and/or return of the Equipment and damages.  The State Suit was removed to federal court and the Judge has stated that money damages are sufficient and Medshare is to honor the agreement and satisfy the outstanding receivable owed to CCC.  The parties are currently in the discovery phase.  Management believes that resolution of the lawsuits will not result in any adverse financial impact on the Funds, but no assurance can be provided until the proceeding is resolved (see Note 3).

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

FINRA

On May 3, 2013, the FINRA Department of Enforcement filed a complaint naming Commonwealth Capital Securities Corp. (“CCSC”) and the owner of the firm, Kimberly Springsteen-Abbott, as respondents; however on October 22, 2013, FINRA filed an amended complaint that dropped the allegations against CCSC and reduced the scope of the allegations against Ms. Springsteen-Abbott.  The sole remaining charge was that Ms. Springsteen-Abbott had approved the misallocation of some expenses to certain Funds. Management believes that the expenses at issue include amounts that were proper and that were properly allocated to Funds, and also identified a smaller number of expenses that had been allocated in error, but were adjusted and repaid to the affected Funds when they were identified in 2012.  During the period in question, Commonwealth Capital Corp. (“CCC”) and Ms. Springsteen-Abbott provided important financial support to the Funds, voluntarily absorbed expenses and voluntarily waived fees in amounts aggregating in excess of any questioned allocations.  That Panel ruled on March 30, 2015, that Ms. Springsteen-Abbott should be barred from the securities industry because the Panel concluded that she allegedly misallocated $208,000 of expenses involving certain Funds over the course of three years.  As such, management has allocated approximately $87,000 of the $208,000 in allegedly misallocated expenses back to the affected funds as a contingency accrual in CCC’s financial statements and a good faith payment for the benefit of those Income Funds.  Decisions issued by FINRA's Office of Hearing Officers may be appealed to FINRA's National Adjudicatory Council (NAC) pursuant to FINRA Rule 9311.  Ms. Springsteen-Abbott has appealed the Panel’s decision and intends to vigorously challenge it.  While a panel decision is on appeal, the sanction is not enforced against the individual.   An appeal hearing

has been scheduled for December 2015.  Management believes that resolution of the appeal will not result in any material adverse financial impact on the Funds, but no assurance can be provided until the FINRA matter is resolved.

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

INDUSTRY OVERVIEW

The Equipment Leasing and Finance Association's (ELFA) Monthly Leasing and Finance Index (MLFI-25), which reports economic activity from 25 companies representing a cross section of the $903 billion equipment finance sector, showed their overall new business volume for September was $8.4 billion, down 13% from new business volume in September 2014. Volume was up 22% from $6.9 billion in August. Year to date, cumulative new business volume increased 4% compared to 2014. Receivables over 30 days were 1.10%, up from 0.99% the previous month and up from 0.97% in the same period in 2014. Charge-offs were 0.27%, up from 0.22 the previous month. Credit approvals totaled 80.5% in September, up from 79.3% in August. Total headcount for equipment finance companies was up 5% year over year. Separately, the Equipment Leasing & Finance Foundation's Monthly Confidence Index (MCI-EFI) for October is 58.7, easing from the previous month's index of 61.1.

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

REVENUE RECOGNITION

Through September 30, 2015, the Partnership’s lease portfolio consisted of operating leases and finance leases. For operating leases, lease revenue is recognized on a straight-line basis in accordance with the terms of the lease agreement.

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

Gains from the termination of leases are recognized when the lease is modified and terminated concurrently.  Gains from lease termination included in lease revenue for the nine months ended September 30, 2015 and 2014, was approximately $79,000 and $185,000, respectively.

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

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash

Our primary sources of cash for the nine months ended September 30, 2015 were cash provided by operating activities of approximately $425,000, payments from finance leases of approximately $34,000 and net proceeds from the sale of equipment of approximately $259,000, compared to the nine months ended September 30, 2014 where our primary sources of cash were provided by operating activities of approximately $1,886,000, net proceeds from the sale of equipment of approximately $278,000 and payments from finance leases of approximately $29,000.

Our primary uses of cash for the nine months ended September 30, 2015 were for the distributions to partners of approximately $778,000, limited partner redemptions of approximately $13,000 and for the purchase of new equipment of approximately $9,000.

For the nine months ended September 30, 2014, our primary uses of cash were for the purchase of new equipment of approximately $276,000, distributions to partners of approximately $1,637,000, purchase of finance leases of approximately $73,000 and equipment acquisition fees paid to the General Partner of approximately $28,000.

Cash was provided by operating activities for the nine months ended September 30, 2015 of approximately $425,000, which includes net income of approximately $52,000, depreciation and amortization expenses of approximately $1,143,000 and gain on sale of computer equipment of approximately $161,000.  Other noncash activities included in the determination of net income include direct payments to banks by lessees of approximately $278,000 and bad debt expense of approximately $5,000.   For the nine months ended September 30, 2014, cash was provided by operating activities of approximately $1,886,000, which includes net income of approximately $77,000, net gain on the sale of equipment of approximately $76,000 and depreciation and amortization expenses of approximately $1,774,000. Other noncash activities included in the determination of net loss include direct payments to banks by lessees of approximately $289,000.

In an effort to increase cash flow, the General Partner has elected to forgo distributions and allocations of net income owed to it, and suspended limited partner distributions for the fourth quarter of 2015.  The General Partner will reassess the funding of limited partner distributions beginning January 1, 2016.

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

Capital expenditures and distributions are expected to continue to increase overall during the remainder of 2015 as management focuses on additional equipment acquisitions and funding limited partner distributions.  We intend to invest approximately $500,000 in additional equipment during the fourth quarter of 2015, primarily through debt financing.

We consider cash equivalents to be highly liquid investments with an original maturity of 90 days or less.

At September 30, 2015, cash was held in two accounts maintained at one financial institution with an aggregate balance of approximately $67,000. Bank accounts are federally insured up to $250,000 by the FDIC. At September 30, 2015, the total cash balance was as follows:

At September 30, 2015	Balance
Total bank balance	$67,000
FDIC insured	(67,000)
Uninsured amount	$-

The Partnership's deposits are fully insured by the FDIC. The Partnership has not experienced any losses in our accounts, and believes it is not exposed to any significant credit risk.  The amounts in such accounts will fluctuate throughout 2015 due to many factors, including cash receipts, equipment acquisitions and interest rates.

The Partnership’s investment strategy of acquiring equipment and generally leasing it under triple-net leases to operators who generally meet specified financial standards minimizes our operating expenses. As of September 30, 2015, the Partnership had future minimum rentals on non-cancelable operating leases of approximately $265,000 for the balance of the year ending December 31, 2015 and approximately $623,000 thereafter. As of September 30, 2015, the Partnership had future minimum rentals on non-cancelable finance leases of approximately $12,000 for the balance of the year ending December 31, 2015 and approximately $90,000 thereafter.

As of September 30, 2015, our non-recourse debt was approximately $450,000 with interest rates ranging from 1.60% to 4.88% and will be payable through February 2018.

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

In January 2015, CCC, on behalf of the Funds, entered into a Purchase Agreement (“Purchase Agreement”) for the sale of the equipment to Medshare Technologies (“Medshare”) for approximately $3,400,000.  The Partnership’s share of the sale proceeds was approximately $77,000.  As of September 30, 2015, the Partnership has received approximately $52,000 of the approximate $77,000 sale proceeds.  On April 3, 2015 Medshare was obligated to make payment in full and failed to do so.  As a result, Medshare defaulted on its purchase agreement with CCC and was issued a demand letter for full payment of the Equipment.  On June 25, 2015, Medshare filed a lawsuit in Texas state court for breach of contract (“State Suit”).  On June 26, 2015, Commonwealth filed a lawsuit in the Northern District of Texas against Medshare seeking payment in full and/or return of the Equipment and damages.  The State Suit was removed to federal court and the Judge has stated that money damages are sufficient and Medshare is to honor the agreement and satisfy the outstanding receivable owed to CCC.  The parties are currently in the discovery phase.  Management believes that resolution of the lawsuits will not result in any adverse financial impact on the Funds, but no assurance can be provided until the proceeding is resolved.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2015 compared to Three Months Ended September 30, 2014

Lease Revenue

Our lease revenue decreased to approximately $431,000 for the three months ended September 30, 2015, from approximately $695,000 for the three months ended September 30, 2014.  The Partnership had 70 and 88 active operating leases for the three months ended September 30, 2015 and 2014, respectively.  This decline was primarily due to fewer acquisitions of new leases during the three months ended September 30, 2015 compared to the termination of leases and the default of a significant lessee in December 2014 (see note 3).  Management expects to add new leases to the Partnership’s portfolio during the fourth quarter 2015, primarily through debt financing.

Sale of Equipment

For the three months ended September 30, 2015, the Partnership sold fully depreciated equipment with zero net book value for a net gain of approximately $141,000.  This compares to the three months ended September 30, 2014, when we sold equipment, held under operating leases, with a net zero book value for a net gain of approximately $110,000.

Operating Expenses

Our operating expenses, excluding depreciation, primarily consist of accounting and legal fees, outside service fees and reimbursement of expenses to CCC for administration and operation of the Partnership. These expenses decreased to approximately $103,000 for the three months ended September 30, 2015, from approximately $162,000 for the three months ended September 30, 2014.  This decline is primarily attributable to a decrease in legal fees of approximately $31,000 associated with the FINRA matter (see Item 1. Legal Proceedings) and a decrease in “Other LP” expense of approximately $17,000.

Equipment Management Fees

We pay an equipment management fee to our general partner for managing our equipment portfolio. The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases and approximately 2% of the gross lease revenue attributable to equipment that is subject to direct financing leases. The equipment management fee decreased to approximately $22,000 for the three months ended September 30, 2015 from approximately $35,000 for the three months ended September 30, 2014, which is consistent with the decrease in lease revenue.

Depreciation and Amortization Expense

Depreciation and amortization expenses consist of depreciation on equipment and amortization of equipment acquisition fees. These expenses decreased to approximately $347,000 for the three months ended September 30, 2015, from approximately $562,000 for the three months ended September 30, 2014. This decrease was due to the higher frequency in the termination of leases and equipment being fully depreciated as compared to the acquisition of new leases for the three months ended September 30, 2015.

Net Income

For the three months ended September 30, 2015, we recognized revenue of approximately $575,000 and expenses of approximately $476,000, resulting in net income of approximately $99,000.  For the three months ended September 30, 2014, we recognized revenue of approximately $810,000 and expenses of approximately $765,000, resulting in net income of approximately $45,000.  This change in net income is due to the changes in revenue and expenses as described above.

Nine Months Ended September 30, 2015 compared to Nine Months Ended September 30, 2014

Lease Revenue

Our lease revenue decreased to approximately $1,542,000 for the nine months ended September 30, 2015, from approximately $2,460,000 for the nine months ended September 30, 2014.  The Partnership had 78 and 114 active operating leases for the nine months ended September 30, 2015 and 2014, respectively.  This decline was primarily due to fewer acquisitions of new leases during the nine months ended September 30, 2015 compared to the termination of leases and the default of a significant lessee in December 2014 (see note 3).  Management expects to add new leases to the Partnership’s portfolio during the fourth quarter 2015, primarily through debt financing.

Sale of Equipment

We sold equipment, held under operating leases, with net book value of approximately $98,000 for a net gain of approximately $161,000 for the nine months ended September 30, 2015.  This compares to the nine months ended September 30, 2014, when we sold equipment, held under operating leases, with net book value of approximately $202,000 for a net gain of approximately $76,000.

Operating Expenses

Our operating expenses, excluding depreciation, primarily consist of accounting and legal fees, outside service fees and reimbursement of expenses to CCC for administration and operation of the Partnership. These expenses decreased to approximately $420,000 for the nine months ended September 30, 2015, from approximately $581,000 for the nine months ended September 30, 2014. This decline is primarily attributable to a decrease in legal fees of approximately $111,000 associated with the FINRA matter (see Item 1. Legal Proceedings), a decrease in “Other LP” expense of approximately $22,000 and an allocation from CCC of approximately $21,000 recorded as a reduction in operating expenses (See Note 7).

Equipment Management Fees

We pay an equipment management fee to our general partner for managing our equipment portfolio. The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases and approximately 2% of the gross lease revenue attributable to equipment that is subject to direct financing leases. The equipment management fee decreased to approximately $78,000 for the nine months ended September 30, 2015 from approximately $124,000 for the nine months ended September 30, 2014.  This decline is consistent with the overall decrease in lease revenue.

Depreciation and Amortization Expense

Depreciation and amortization expenses consist of depreciation on equipment and amortization of equipment acquisition fees. These expenses decreased to approximately $1,143,000 for the nine months ended September 30, 2015, from approximately $1,774,000 for the nine months ended September 30, 2014. This decrease was due to the higher frequency in the termination of leases and equipment being fully depreciated as compared to the acquisition of new leases for the nine months ended September 30, 2015.

Net Income

For the nine months ended September 30, 2015, we recognized revenue of approximately $1,713,000 and expenses of approximately $1,661,000, resulting in a net income of approximately $52,000.  For the nine months ended September 30, 2014, we recognized revenue of approximately $2,571,000 and expenses of approximately $2,494,000, resulting in a net income of approximately $77,000. This change in net income is due to the changes in revenue and expenses as described above.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

N/A

Item 4. Controls and Procedures

Our management, under the supervision and with the participation of the General Partner’s Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures related to our reporting and disclosure obligations as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, the General Partner’s Chief Executive Officer and Principal Financial Officer have concluded that, as of September 30, 2015, our disclosure controls and procedures are effective in ensuring that information relating to us which is required to be disclosed in our periodic reports filed or submitted under the Securities Exchange Act of 1934 is (a) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (b) accumulated and communicated to management, including the General Partner’s Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There were no changes in the Partnership’s internal control over financial reporting during the third quarter of 2015 that have materially affected or are reasonably likely to materially affect its internal control over financial reporting.

Part II: OTHER INFORMATION

Item 1. Legal Proceedings

Medshare

In January 2015, CCC, on behalf of the Funds, entered into a Purchase Agreement (“Purchase Agreement”) for the sale of the equipment to Medshare Technologies (“Medshare”) for approximately $3,400,000.  The Partnership’s share of the sale proceeds was approximately $77,000.  As of September 30, 2015, the Partnership has received approximately $52,000 of the approximate $77,000 sale proceeds.  On April 3, 2015 Medshare was obligated to make payment in full and failed to do so.  As a result, Medshare defaulted on its purchase agreement with CCC and was issued a demand letter for full payment of the Equipment.  On June 25, 2015, Medshare filed a lawsuit in Texas state court for breach of contract (“State Suit”).  On June 26, 2015, Commonwealth filed a lawsuit in the Northern District of Texas against Medshare seeking payment in full and/or return of the Equipment and damages.  The State Suit was removed to federal court and the Judge has stated that money damages are sufficient and Medshare is to honor the agreement and satisfy the outstanding receivable owed to CCC.  The parties are currently in the discovery phase.  Management believes that resolution of the lawsuits will not result in any adverse financial impact on the Funds, but no assurance can be provided until the proceeding is resolved (see Note 3).

FINRA

On May 3, 2013, the FINRA Department of Enforcement filed a complaint naming Commonwealth Capital Securities Corp. (“CCSC”) and the owner of the firm, Kimberly Springsteen-Abbott, as respondents; however on October 22, 2013, FINRA filed an amended complaint that dropped the allegations against CCSC and reduced the scope of the allegations against Ms. Springsteen-Abbott.  The sole remaining charge was that Ms. Springsteen-Abbott had approved the misallocation of some expenses to certain Funds. Management believes that the expenses at issue include amounts that were proper and that were properly allocated to Funds, and also identified a smaller number of expenses that had been allocated in error, but were adjusted and repaid to the affected Funds when they were identified in 2012.  During the period in question, Commonwealth Capital Corp. (“CCC”) and Ms. Springsteen-Abbott provided important financial support to the Funds, voluntarily absorbed expenses and voluntarily waived fees in amounts aggregating in excess of any questioned allocations.  That Panel ruled on March 30, 2015, that Ms. Springsteen-Abbott should be barred from the securities industry because the Panel concluded that she allegedly misallocated $208,000 of expenses involving certain Funds over the course of three years.  As such, management has allocated approximately $87,000 of the $208,000 in allegedly misallocated expenses back to the affected funds as a contingency accrual in CCC’s financial statements and a good faith payment for the benefit of those Income Funds.  Decisions issued by FINRA's Office of Hearing Officers may be appealed to FINRA's National Adjudicatory Council (NAC) pursuant to FINRA Rule 9311.  Ms. Springsteen-Abbott has appealed the Panel’s decision and intends to vigorously challenge it.  While a panel decision is on appeal, the sanction is not enforced against the individual.   An appeal hearing has been scheduled for December 2015.  Management believes that resolution of the appeal will not result in any material adverse financial impact on the Funds, but no assurance can be provided until the FINRA matter is resolved.

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

COMMONWEALTH INCOME & GROWTH FUND VI
BY: COMMONWEALTH INCOME & GROWTH FUND, INC., General Partner

November 16, 2015	By: /s/ Kimberly A. Springsteen-Abbott
Date	Kimberly A. Springsteen-Abbott
Chief Executive Officer Commonwealth Income & Growth Fund, Inc.

November 16, 2015	By: /s/ Lynn A. Franceschina
Date	Lynn A. Franceschina
Executive Vice President, Chief Operating Officer