Form 10-K
period 2015-12-31
Commonwealth Income & Growth Fund VI
filed 2016-03-30
CIK 1351901

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED) FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015 or

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

FORM 10-K

DECEMBER 31, 2015

TABLE OF CONTENTS

PART I
Item 1.	Business
Item 1A.	Risk Factors
Item 1B.	Unresolved Staff Comments
Item 2.	Properties
Item 3.	Legal Proceedings
Item 4.	Mine Safety Disclosures

PART II
Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Item 6.	Selected Financial Data
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Item 8.	Financial Statements and Supplementary Data
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A.	Controls and Procedures
Item 9B.	Other Information

PART III
Item 10.	Directors and Executive Officers and Corporate Governance
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13.	Certain Relationships and Related Transactions and Director Independence
Item 14.	Principal Accountant Fees and Services

PART IV
Item 15.	Exhibits and Financial Statement Schedules
Index to Exhibits

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

In order to make a redemption request, Limited Partners will be required to advise the General Partner in writing of such request. Upon receipt of such notification, the Partnership will provide detailed forms and instructions to complete the request.  During the year ended December 31, 2015 and 2014, limited partners redeemed 3,468 and 565 units, respectively, of the partnership for a total redemption price of approximately $13,000 and $3,000, respectively, in accordance with the terms of the limited partnership agreement.

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

THERE CAN BE NO ASSURANCE THAT ANY OF THESE OBJECTIVES WILL BE ATTAINED

Limited Partners do not have the right to vote on or otherwise approve or disapprove of any particular investment to be made by the Partnership.

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

As of December 31, 2015, all equipment purchased by the Partnership is subject to an operating lease or a finance lease. The Partnership may also engage in sale/leaseback transactions, pursuant to which the Partnership would purchase equipment from companies that would then immediately lease the equipment from the Partnership. The Partnership may also purchase equipment which is leased under full payout net leases or sold under conditional sales contracts at the time of acquisition or the Partnership may enter into a full payout net lease or conditional sales contract with a third party when the Partnership acquires an item of equipment.

The Partnership may enter into arrangements with one or more manufacturers pursuant to which the Partnership purchases equipment that has previously been leased directly by the manufacturer to third parties (“vendor leasing agreements”). The Partnership and manufacturers may agree to obtain non-recourse loans from the manufacturers, to finance the acquisition of equipment. Such loans would be secured only by the specific equipment financed and the receivables due to the manufacturers from users of such equipment. It is expected that the manufacturers of equipment will provide maintenance, remarketing and other services for the equipment subject to such agreements. As of December 31, 2015, the Partnership has no such agreements.

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

We also may acquire high technology medical, telecommunications and inventory management equipment. Our General Partner will seek to maintain an appropriate balance and diversity in the types of equipment acquired. The medical equipment we acquire may consist of IV pumps, long acute care beds, CT scanners, MRIs, flow cytometers, and other medical technology devices. The telecom equipment we acquire may include Cisco switches, routers, blade switches, wireless access points, and video conferencing systems. The inventory management equipment we acquire may consist of inventory control systems, lift trucks and tractors. The market for high technology medical equipment is growing each year. Generally this type of equipment will have a longer useful life than information technology equipment. This allows for increased re-marketability, if it is returned before its economic or announcement cycle is depleted.

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

DIVERSIFICATION

Diversification is generally desirable to minimize the effects of changes in specific industries, local economic conditions or similar risks. However, the extent of the Partnership’s diversification, in the aggregate and within each category of equipment, depends in part upon the financing which can be assumed by the Partnership or borrowed from third parties on satisfactory terms. The Partnership’s policy not to borrow on a recourse basis will further limit its financing options. Diversification also depends on the availability of various types of equipment. For the year ended December 31, 2015, the Partnership has acquired a diversified equipment portfolio, which it has leased to 25 different companies located throughout the United States.

The equipment types comprising the portfolio at December 31, 2015 are as follows:

Equipment Type	Approximate %
Datacom	7%
Desktops - Tier 1/Laptops	8%
Digital Storage	10%
High End Servers	28%
High Volume & Spec Printers	3%
Inventory Control Systems	8%
Multifunction Centers	17%
Servers/Other	16%
Workstations	3%
Total	100%

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

The Partnership’s policy is to generally enter into “triple net leases” (or the equivalent, in the case of a conditional sales contract) which typically provide that the lessee or some other party bear the risk of physical loss of the equipment; pay taxes relating to the lease or use of the equipment; maintain the equipment; indemnify the Partnership-lessor against any liability suffered by the Partnership as the result of any act or omission of the lessee or its agents; maintain casualty insurance in an amount equal to the greater of the full value of the equipment and a specified amount set forth in the lease; and maintain liability insurance naming the Partnership as an additional insured with a minimum coverage which the General Partner deems appropriate. In addition, the Partnership may purchase “umbrella” insurance policies to cover excess liability and casualty losses, to the extent deemed practicable and advisable by the General Partner.  As of December 31, 2015, all leases that have been entered into are “triple net leases.”

The terms and conditions of the Partnership’s leases, or conditional sales contracts, are each determined by negotiation and may impose substantial obligations upon the Partnership. Where the Partnership assumes maintenance or service obligations, the General Partner generally causes the Partnership to enter into separate maintenance or service agreements with manufacturers or certified maintenance organizations to provide such services. Such agreements generally require annual or more frequent adjustment of service fees.  As of December 31, 2015, the Partnership has not entered into any such agreements.

Remarketing fees will be paid to the leasing companies from which the Partnership purchases leases. These are fees that are earned by the leasing companies when the initial terms of the lease have been met. The General Partner believes that this strategy adds value since it entices the leasing company to remain actively involved with the lessees and encourages potential extensions, remarketing or sale of equipment. This strategy is designed to minimize any conflicts the leasing company may have with a new lessee and may assist in maximizing overall portfolio performance. The remarketing fee is tied into lease performance thresholds and is a factor in the negotiation of the fee. Remarketing fees incurred in connection with lease extensions are accounted for as operating costs. Remarketing fees incurred in connection with the sale of equipment are included in the gain or loss calculations. For the years ended December 31, 2015 and 2014, approximately $6,000 of remarketing fees were incurred per year.  For the years ended December 31, 2015 and 2014, there were no remarketing fees paid with cash and/or netted against receivables due from such parties.

Investment Criteria

When evaluating potential lease transactions in which we will invest, the general partner and the Sponsor’s management team performs a detailed credit and risk analysis of both the lessee and the lease transaction itself. The risk of doing business with the potential lessee and the economics of each particular transaction must both be acceptable to our portfolio management team and to the CEO of the General Partner, who specifically approves each and every lease transaction. Some of the criteria we evaluate are described below:

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

BORROWING POLICIES

The General Partner, at its discretion, may cause the Partnership to incur debt in the maximum aggregate amount of 30% of the aggregate cost of the equipment owned by the Partnership, or subject to conditional sales contracts. The Partnership will incur only non-recourse debt that is secured by equipment and lease income therefrom. Such leveraging permits the Partnership to increase the aggregate amount of its depreciable assets, and, as a result, potentially increases both its lease revenues and its federal income tax deductions above the levels that would be achieved without leveraging. There is no limit on the amount of debt that may be incurred in connection with the acquisition of any single item of equipment. Any debt incurred is fully amortized over the term of the initial lease or conditional sales contract to which the equipment securing the debt is subject. The precise amount borrowed by the Partnership depends on a number of factors, including the types of equipment acquired by the Partnership; the creditworthiness of the lessee; the availability of suitable financing; and prevailing interest rates. There can be no assurance that credit will be available to the Partnership in the amount or at the time desired or on terms considered reasonable by the General Partner. As of December 31, 2015, the Partnership’s aggregate nonrecourse outstanding debt of approximately $368,000 was approximately 4% of the aggregate cost of the equipment owned, with a carrying value of approximately $656,000 and are nonrecourse liabilities of the Partnership.

The Partnership may purchase some items of equipment without leverage. If the Partnership purchases an item of equipment without leverage and thereafter suitable financing becomes available, it may then obtain the financing, secure the financing with the purchased equipment and invest any proceeds from such financing in additional items of equipment. Any such financing will be on terms consistent with the terms applicable to borrowings generally. During 2015, the Partnership did not enter into any such agreements.

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

Loan agreements may also require that the Partnership maintain certain reserves or compensating balances and may impose other obligations upon the Partnership. Moreover, since a significant portion of the Partnership’s revenues from the leasing of equipment will be reserved for repayment of debt, the use of financing reduces the cash, which might otherwise be available for distributions until the debt has been repaid and may reduce the Partnership’s cash flow over a substantial portion of the Partnership’s operating life. As of December 31, 2015 the Partnership had not entered into any such agreements.

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

REFINANCING POLICIES

Subject to the limitations set forth in “Borrowing Policies” above, the Partnership may refinance its debt from time to time. With respect to a particular item of equipment, the General Partner will take into consideration such factors as the amount of appreciation in value, if any, to be realized, the possible risks of continued ownership, and the anticipated advantages to be obtained for the Partnership, as compared to selling such equipment. As of December 31, 2015, the Partnership has not entered into any debt refinancing transactions.

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

INVESTMENTS

The Partnership, through Commonwealth Capital Corp. (“CCC”), participates in the purchase of equipment subject to associated debt obligations and lease agreements. The purchase price, list price and monthly rentals presented below represent the Partnership’s share of the total amounts, based on CCC’s allocation of the equipment to the Partnership, and in some instances, other affiliated partnerships.

Through March 8, 2016, the Partnership has purchased, or has made the commitment to purchase, the following equipment:

Lessee	Equipment Category	Purchased Term	Pro-rated Purchase Price
Cummins Inc.	Small IBM Servers	36	$26,949
Cummins Inc.	Small IBM Servers	36	$19,158
Cummins Inc.	Small IBM Servers	36	$5,919

RESERVES

Because the Partnership’s leases are on a “triple-net” basis, no permanent reserve for maintenance and repairs has been established from the offering proceeds. However, the General Partner, in its sole discretion, may retain a portion of the cash flow and net disposition proceeds available to the Partnership for maintenance, repairs and working capital. There are no limitations on the amount of cash flow and net disposition proceeds that may be retained as reserves. Since no reserve will be established, if available cash flow of the Partnership is insufficient to cover the Partnership’s operating expenses and liabilities, it may be necessary for the Partnership to obtain additional funds by refinancing its equipment or borrowing additional funds.

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

EMPLOYEES

The Partnership had no employees during 2015 and received administrative and other services from a related party, CCC, which had 45 employees as of December 31, 2015.

ITEM 1A: RISK FACTORS

NOT APPLICABLE

ITEM 1B: UNRESOLVED STAFF COMMENTS

NONE

ITEM 2: PROPERTIES

NONE

ITEM 3: LEGAL PROCEEDINGS

Allied Health Care Services

As previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2014, management wrote off the fully reserved accounts receivable and fully impaired assets related to the lease to Allied Health Care Services, Inc. (“Allied”), due to the bankruptcy of Allied and the criminal conviction of its founder for fraud. There have been no material changes in the status of Allied’s bankruptcy or in the likelihood of recovering available assets since the date of the Partnership’s annual report. The deadline for the bankruptcy trustee to pursue adversary claims against certain creditors has expired, including extensions. The bankruptcy trustee cannot seek to claim the Partnership's payments received from Allied, therefore the Partnership has no exposure to such potential claims. Commonwealth continues to pursue all of our rights against both Allied and Mr. Schwartz to recover any available assets to the greatest extent possible.  During 2015, Commonwealth received an Allied bankruptcy settlement of approximately $448,000.  The Partnership’s portion was approximately $242,000, which is included as a bad debt recovery in the statement of financial operations.  The bankruptcy proceedings have been finalized and no further recovery is expected.

Medshare

In January 2015, CCC, on behalf of the Funds, entered into a Purchase Agreement (“Purchase Agreement”) for the sale of the equipment to Medshare Technologies (“Medshare”) for approximately $3,400,000.  The Partnership’s share of the sale proceeds was approximately $77,000.  As of December 31, 2015, the Partnership has received approximately $52,000 of the approximate $77,000 sale proceeds and has recorded a reserve against the outstanding receivable of $5,000.  On April 3, 2015 Medshare was obligated to make payment in full and failed to do so.  As a result, Medshare defaulted on its purchase agreement with CCC and was issued a demand letter for full payment of the Equipment.  On June 25, 2015, Medshare filed a lawsuit in Texas state court for breach of contract (“State Suit”).  On June 26, 2015, Commonwealth filed a lawsuit in the Northern District of Texas against Medshare seeking payment in full and/or return of the Equipment and damages.  The State Suit was removed to federal court and the Judge has stated that money damages are sufficient and Medshare is to honor the agreement and satisfy the outstanding receivable owed to CCC.  The parties are currently in the discovery phase.  Based on discussions with counsel, management believes that the likelihood of loss is remote.  As such, management believes that resolution of the lawsuits will not result in any adverse financial impact on the Funds, but no assurance can be provided until the proceeding is resolved.

FINRA

On May 3, 2013, the FINRA Department of Enforcement filed a complaint naming Commonwealth Capital Securities Corp. (“CCSC”) and the owner of the firm, Kimberly Springsteen-Abbott, as respondents; however on October 22, 2013, FINRA filed an amended complaint that dropped the allegations against CCSC and reduced the scope of the allegations against Ms. Springsteen-Abbott.  The sole remaining charge was that Ms. Springsteen-Abbott had approved the misallocation of some expenses to certain Funds. Management believes that the expenses at issue include amounts that were proper and that were properly allocated to Funds, and also identified a smaller number of expenses that had been allocated in error, but were adjusted and repaid to the affected Funds when they were identified in 2012.  During the period in question, Commonwealth Capital Corp. (“CCC”) and Ms. Springsteen-Abbott provided important financial support to the Funds, voluntarily absorbed expenses and voluntarily waived fees in amounts aggregating in excess of any questioned allocations.  That Panel ruled on March 30, 2015, that Ms. Springsteen-Abbott should be barred from the securities industry because the Panel concluded that she allegedly misallocated $208,000 of expenses involving certain Funds over the course of three years.  As such, management has allocated approximately $87,000 of the $208,000 in allegedly misallocated expenses back to the affected funds as a contingency accrual in CCC’s financial statements and a good faith payment for the benefit of those Income Funds. The Partnership’s share of the approximate $87,000 allocation is approximately $21,000.  An adjustment of approximately $21,000 was made to the Partnership’s June 30, 2015 financial statements resulting in an increase to accounts receivable, Commonwealth Capital Corp. and a reduction of an equal amount to operating expenses.  Decisions issued by FINRA's Office of Hearing Officers may be appealed to FINRA's National Adjudicatory Council (NAC) pursuant to FINRA Rule 9311.  In December of 2015, Ms. Springsteen-Abbott vigorously challenged the Panel’s decision at an appeal hearing that was conducted before a NAC panel. A decision has not been rendered on this matter.  While a panel decision is on appeal, the sanction is not enforced against the individual.  Management believes that resolution of the appeal will not result in any material adverse financial impact on the Funds, but no assurance can be provided until the FINRA matter is resolved.

ITEM 4: MINE SAFETY DISCLOSURES

NOT APPLICABLE

PART II

ITEM 5:	MARKET FOR THE REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no public market for the units nor is it anticipated that one will develop. As of December 31, 2015, there were 1,118 holders of units. The Units are not listed on any exchange or permitted to trade on any over-the-counter market. In addition, there are substantial restrictions on the transferability of units.

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

The Partnership began accepting redemption requests beginning 30 months following the termination of the public offering of its units. There are no limitations on the period of time that a redemption request may be pending prior to

It’s being granted. Limited Partners will not be required to hold their interest in the Partnership for any specified period prior to their making a redemption request.

In order to make a redemption request, Limited Partners will be required to advise the General Partner in writing of such request. Upon receipt of such notification, the Partnership will provide detailed forms and instructions to complete the request. During the year ended December 31, 2015 and 2014, limited partners redeemed 3,468 and 565 units, respectively, of the partnership for a total redemption price of approximately $13,000 and $3,000, respectively, in accordance with the terms of the limited partnership agreement.

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

Distributions in the following amounts paid to the Limited Partners for the years ended December 31, 2015 and 2014 were as follows:

Quarter Ended	2015	2014
March 31	$404,496	$888,999
June 30	306,221	612,805
September 30	59,372	533,261
December 31	-	326,231
	$770,089	$2,361,296

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

The Equipment Leasing and Finance Association's (ELFA) Monthly Leasing and Finance Index (MLFI-25), which reports economic activity from 25 companies representing a cross section of the $1 trillion equipment finance sector, showed their overall new business volume for December was $12.5 billion, down 5% from new business volume in December 2014. Volume was up 105% from $6.1 billion in November. Cumulative new business volume for 2015 was relatively flat with 2014, rising 0.4%.  Receivables over 30 days were 1.1%, unchanged from the previous month and up from 0.96% in the same period in 2014. Charge-offs were 0.41%, up from 0.30% the previous month.  Credit approvals totaled 80.2% in December, up from 79.0% in November. Total headcount for equipment finance companies was up 3.5% year over year.  Separately, the Equipment Leasing & Finance Foundation's Monthly Confidence Index (MCI-EFI) for January is 54.0, easing from last month's index of 60.2.

ELFA President and CEO Ralph Petta, said, "With another strong year end, MLFI-25 participants managed to eke out positive growth for the year. However, credit losses inched up during the month, showing some softness in portfolio quality. Now that the Fed has taken a first step toward higher long-term rates and with rock-bottom low oil prices giving way to sluggish fourth quarter growth in the U.S. economy, it will be interesting to see how the equipment finance sector responds in early 2016 and throughout the winter months.  "Jud Snyder, President, BMO Harris Equipment Finance Company, said, "This month's MLFI-25 corroborates feedback we are hearing from some of our clients. December saw a shift in confidence and reflects a pause in continued capital investment in certain sectors of the economy. Turbulent world markets and declining commodity prices, especially in energy, have combined to make companies carefully consider investment in large scale expansion projects. This is partially offset by the equipment finance industry's willingness to lend (reflected by the 80.2% credit approval factors) and the market's continued low interest rate environment. These two factors combine to make companies that are expanding more likely to consider debt or lease financing, as opposed to using cash for their capital acquisitions."

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

Revenue Recognition

For the year ended December 31, 2015, the Partnership’s lease portfolio consisted of operating leases and finance leases. For operating leases, lease revenue is recognized on a straight-line basis in accordance with the terms of the lease agreement.

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

The Partnership evaluates its long-lived assets when events or circumstances indicate that the value of the asset may not be recoverable. The Partnership determines whether impairment exists by estimating the undiscounted cash flows to be generated by each asset. If the estimated undiscounted cash flows are less than the carrying value of the asset then impairment exists. The amount of the impairment is determined based on the difference between the carrying value and the fair value. Fair value is determined based on estimated discounted cash flows to be generated by the asset, third party appraisals or comparable sales of similar assets, as applicable, based on asset type.  There was no impairment charges recorded in 2015.  An impairment charge of approximately $41,000 was recorded for equipment written down to fair value in 2014, as a component of depreciation expense in the accompanying statements of operations.

Residual values are determined by management and are calculated using information from both internal and external sources, as well as other economic indicators.

Reimbursable Expenses

Reimbursable expenses are comprised of both ongoing operational expenses and fees associated with the allocation of salaries and benefits, referred to as other LP expenses. Reimbursable expenses, which are charged to us by CCC in connection with our administration and operation, are allocated to us based upon several factors including, but not limited to, the number of investors, leasing volume and stage of the program. For example, if one partnership has more investors than another program sponsored by CCC, then higher amounts of expenses related to investor services, mailing and printing costs will be allocated to that partnership. Also, while a partnership is in its offering stage, higher compliance costs are allocated to it than to a program not in its offering stage, as compliance resources are utilized to review incoming investor suitability and proper documentation. Finally, lease related expenses, such as due diligence, correspondence, collection efforts and analysis staff costs, increase as programs purchase more leases, and decrease as leases terminate and equipment is sold. All of these factors contribute to CCC’s determination as to the amount of expenses to allocate to us or to other sponsored programs. CCC is not reimbursed for salary and benefit costs of control persons.  For the Partnership, all reimbursable items are expensed as they are incurred.

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

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of cash for the year ended December 31, 2015 was cash provided by operating activities of approximately $118,000, net proceeds from the sale of equipment which were approximately $510,000, and payment from finance leases of approximately $45,000. Our primary sources of cash for the year ended December 31, 2014 were from operating activities, which generated approximately $2,389,000, net proceeds from the sale of equipment which were approximately $288,000 and net proceeds from the sale of finance leases related to the buyout of leases by a significant lessee of approximately $41,000.

Our primary uses of cash for the year ended December 31, 2015 was for distributions to partners of approximately $778,000, limited partner redemptions of approximately $13,000 and capital expenditures of approximately $9,000. Our primary use of cash for the year ended December 31, 2014 was for capital expenditures of approximately $303,000, distributions to partners of approximately $2,176,000 and purchase of finance leases of approximately $73,000.  Capital expenditures are expected to continue to increase overall during 2016 as management focuses on additional equipment acquisitions. The General Partner intends to invest approximately $1,000,000 in additional equipment during 2016.

For the year ended December 31, 2015 and 2014, depreciation and amortization expenses were approximately $1,413,000 and $2,327,000, respectively. Other noncash activities included in the determination of net income were direct payments of lease income by lessees to banks of approximately $360,000 and $365,000, respectively.

As we continue to increase the size of our equipment portfolio, operating expenses are expected to increase, which reflects the administrative costs of servicing the portfolio, but because of our investment strategy of leasing equipment primarily through triple-net leases, we avoid operating expenses related to equipment maintenance or taxes. Depreciation expenses will likely increase more rapidly than operating expenses as we add equipment to our portfolio.

At December 31, 2015, cash was held in a total of two accounts maintained at one financial institution with an aggregate balance of approximately $22,000. Bank accounts are federally insured up to $250,000 by the FDIC. At December 31, 2015, the aggregate cash balances were as follows:

Balance at December 31,	2015
Total bank balance	$22,000
FDIC insured	$(22,000)
Uninsured amount	$-

The Partnership's deposits are fully insured by the FDIC as of December 31, 2015. The Partnership has not experienced any losses in our accounts, and believes it is not exposed to any significant credit risk. The amounts in such accounts will fluctuate throughout 2016 due to many factors, including the pace of cash receipts, equipment acquisitions and distributions to limited partners.

The amount in money market accounts, and therefore the interest income therefrom, will fluctuate throughout 2016 due to many factors, including the pace of equipment acquisitions, distributions and changes in interest rates. Overall, the continued use of offering proceeds to purchase equipment should cause cash balances to decrease during the next 12 months, as compared to 2015.

As of December 31, 2015, we had future minimum rentals on non-cancellable operating leases of approximately $557,000 for the year ending 2016 and $108,000 thereafter. These amounts represent scheduled payments on existing leases only, and do not include expected future revenues on leases that we have not yet entered.

As of December 31, 2015, we had future minimum rentals on non-cancellable finance leases of approximately $45,000 for the year ending 2016 and $44,000 thereafter. These amounts represent payments on existing leases only, and do not include expected future revenues on leases that we have not yet entered.

The balance of our non-recourse debt at December 31, 2015 was approximately $368,000 with interest rates ranging from 1.6% to 4.88% which is payable through February 2018. We assumed debt in connection with the purchase of equipment of approximately $37,000 during 2015. Non-recourse debt leases will not generate current cash flow because the rental payments received from these leases are used to service the indebtedness associated with acquiring or financing the lease. For these leases, we anticipate that the equipment will generate income to the investor either through an extension of the lease term or from the sale of the equipment at the end of the lease term. Management does not expect significant interest rate increases to take place during 2016, and therefore expects our cost of nonrecourse borrowing to remain steady over the next 12 months.

CCC, on behalf of the Partnership and on behalf of other affiliated partnerships, acquires equipment subject to associated debt obligations and lease agreements and allocates a participation in the cost, debt and lease revenue to the various partnerships based on certain risk factors. The Partnership’s share of the cost of the equipment in which it participates with other partnerships at December 31, 2015 was approximately $5,111,000 and is included in the Partnership’s equipment on its balance sheet. The total cost of the equipment shared by the Partnership with other partnerships at December 31, 2015 was approximately $11,246,000. The Partnership’s share of the outstanding debt associated with this equipment at December 31, 2015 was approximately $214,000 and is included in the Partnership’s notes payable on its balance sheet. The total outstanding debt related to the equipment shared by the Partnership at December 31, 2015 was approximately $660,000.

As the Partnership and the other programs managed by the General Partner increase their overall portfolio size, opportunities for shared participation are expected to continue. Sharing in the acquisition of a lease portfolio gives the Partnership an opportunity to acquire additional assets and revenue streams, while allowing the Partnership to remain diversified and reducing its overall risk with respect to one portfolio. Thus, total shared equipment and related debt should continue throughout 2016 as the Partnership continues to acquire equipment for its portfolio.

Our cash flow from operations is expected to continue to be adequate to cover all operating expenses, liabilities, and distributions to limited partners during the next 12-month period. If available cash flow or net disposition proceeds are insufficient to cover our expenses and liabilities on a short and long term basis, we will attempt to obtain additional funds by disposing of or refinancing equipment, or by borrowing within its permissible limits. In an effort to increase cash flow, the General Partner has elected to forgo distributions and allocations of net income owed to it, and suspended limited partner distributions for the fourth quarter of 2015.  The General Partner will reassess the funding of limited partner distributions for 2016.

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

In January 2015, CCC, on behalf of the Funds, entered into a Purchase Agreement (“Purchase Agreement”) for the sale of the equipment to Medshare Technologies (“Medshare”) for approximately $3,400,000.  The Partnership’s share of the sale proceeds was approximately $77,000.  As of December 31, 2015, the Partnership has received approximately $52,000 of the approximate $77,000 sale proceeds.  On April 3, 2015 Medshare was obligated to make payment in full and failed to do so.  As a result, Medshare defaulted on its purchase agreement with CCC and was issued a demand letter for full payment of the Equipment.  On June 25, 2015, Medshare filed a lawsuit in Texas state court for breach of contract (“State Suit”).  On June 26, 2015, Commonwealth filed a lawsuit in the Northern District of Texas against Medshare seeking payment in full and/or return of the Equipment and damages.  The State Suit was removed to federal court and the Judge has stated that money damages are sufficient and Medshare is to honor the agreement and satisfy the outstanding receivable owed to CCC.  The parties are currently in the discovery phase.  Management believes that resolution of the lawsuits will not result in any adverse financial impact on the Funds, but no assurance can be provided until the proceeding is resolved.

RESULTS FROM OPERATIONS

For the year ended December 31, 2015, we recognized revenue of approximately $2,173,000, including the sale of equipment to Medshare (see note 8) for approximately $77,000 and expenses of approximately $1,831,000, resulting in net income of approximately $342,000. The net income is primarily due to a decrease in operating expenses, bad debt recovery from Allied Healthcare Services (see note 8), and a decrease in depreciation and amortization expense and equipment management fees.  For the year ended December 31, 2014 we recognized revenue of approximately $3,211,000 and expenses of approximately $3,244,000, and a gain from insurance recovery of approximately $101,000, resulting in net income of approximately $68,000.

We have 78 active operating leases that generated lease revenue of approximately $1,888,000 during 2015 as compared to 118 active operating leases that generated lease revenue of approximately $3,088,000 during 2014. Management expects to add new leases to our portfolio throughout 2016, primarily through cash generated from operating activities and debt financing.  This decline was primarily due to fewer acquisitions of new leases during the year ended December 31, 2015 compared to the termination of leases and the default of a significant lessee in December 2014 (see note 3).

The Partnership’s equipment portfolio consists of approximately 62% server/other, multifunction center and printers 20%, digital storage 10% and desk/lap top computers 8% produced by various manufacturers. The General Partner continuously monitors and seeks to decrease the concentration of equipment by type to diversify the equipment portfolio and potentially reduce the overall risk to the investor. For the year ended December 31, 2015, the Partnership had a total of five lessees that accounted for lease revenue of 10% or greater which are ranked as follows: 29%; 15%; 13%; 12 and; 11%.   For the year ended December 31, 2014, the Partnership had a total of four lessees that accounted for lease revenue of 10% or greater which are ranked as follows: 22%; 17%; 12% and; 11%.

For the year ended December 31, 2015, the Partnership recognized approximately $273,000 in gain related to the sale of equipment. This compares to the year ended December 31, 2014 when the Partnership recognized approximately $85,000 in gain related to the sale of equipment. The increase in gain on the sale of equipment is primarily due to an increase in the disposition of equipment as leases end their term.

For the year ended December 31, 2015, operating expenses, excluding depreciation and amortization, primarily consist of accounting and legal fees, outside service fees and reimbursement of expenses to CCC for administration and operation of the Partnership. These expenses decreased to approximately $539,000 during 2015 from approximately $740,000 in 2014. This decline is primarily attributable to a decrease in legal fees of approximately $105,000 associated with the FINRA matter (see Item 1. Legal Proceedings), a decrease in “Other LP” expense of approximately $51,000 and an allocation from CCC of approximately $21,000 recorded as a reduction in operating expenses (see note 8 – FINRA).

We pay an equipment management fee to our general partner for managing our equipment portfolio. The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases and 2% of the gross lease revenue attributable to equipment that is subject to finance leases. For the year ended December 31, 2015 the equipment management fee declined to approximately $95,000 from approximately $155,000 for the year ended December 31, 2014 which is consistent with the decrease in lease volume and revenue.

Depreciation and amortization expenses consist of depreciation on equipment and amortization of equipment acquisition fees.  For the years ended December 31, 2015 and 2014 these expenses were approximately $1,413,000 and $2,327,000, respectively. This decrease was due to the higher frequency in the termination of leases and equipment being fully depreciated as compared to the acquisition of new leases for the year ended December 31, 2015.

For the years ended December 31, 2015 and 2014, net income was approximately $342,000 and 68,000, respectively. The changes in income were attributable to the changes in revenue and expenses as discussed above.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

NONE

ITEM 8: FINANCIAL STATEMENTS

Our financial statements for the fiscal years ended December 31, 2015 and 2014, and the reports thereon of the independent registered public accounting firm are included in this annual report.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE

ITEM 9A: CONTROLS AND PROCEDURES

Our management, under the supervision and with the participation of the General Partner’s chief executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures related to our reporting and disclosure obligations as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, the chief executive officer and principal financial officer have concluded that, as of December 31, 2015, our disclosure controls and procedures are effective in ensuring that information relating to us, which is required to be disclosed in our periodic reports filed or submitted under the Securities Exchange Act of 1934 is (a) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (b) accumulated and communicated to management, including the chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Partnership’s internal control over financial reporting at December 31, 2015. Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO)”. Management’s assessment included an evaluation of the design of the Partnership’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the board of directors.

Based on our assessment, management determined that, at December 31, 2015, the Partnership maintained effective internal control over financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. There has been no change in internal controls over financial reporting that occurred during the quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

ITEM 9B: OTHER INFORMATION

NONE

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

GENERAL

The Partnership does not have any Directors or executive officers.  Rather, it is managed by the Manager. The directors and officers of the Manager are required to spend only such time on Partnership affairs as is necessary for the proper conduct of Partnership business. Under certain circumstances, such directors and officers are entitled to indemnification from the Partnership. The Manager reserves the right to determine now and in the future which personnel are deemed control persons and, therefore would not seek reimbursement for personnel costs related to such persons. It is not intended that every person who carries a title such as director, vice president, executive vice president, senior vice president, manager, secretary, controller or treasurer or who holds a 5% equity interest be considered a Controlling Person.

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

Kimberly A. Springsteen-Abbott, Kimberly A. Springsteen-Abbott, age 56, joined Commonwealth in April 1997 as a founding registered principal and Chief Compliance Officer of its broker/dealer, Commonwealth Capital Securities Corp. Ms. Springsteen-Abbott is the Chief Executive Officer and Chairman of the Board of Directors of Commonwealth Capital Corp. (the parent corporation); Commonwealth Capital Securities Corp. (the broker/dealer); and Commonwealth Income & Growth Fund, Inc. (the General Partner), positions she has held since April 2006. Ms. Springsteen-Abbott is responsible for general operations of the equipment leasing/portfolio management side of the business. Ms. Springsteen-Abbott oversees all CCC operations, as well as CCSC SEC/FINRA compliance. For the broker/dealer, she oversees securities policies, company procedures/operations. Ms. Springsteen-Abbott oversees all corporate daily operations and training, as well as develops long-term corporate growth strategies. Ms. Springsteen-Abbott has over 27 years of experience in the financial services industry, specifically in the real estate, energy and leasing sectors of alternative investments. Ms. Springsteen-Abbott is the sole shareholder of Commonwealth Capital Corp. Ms. Springsteen-Abbott was elected to the Board of Directors of the parent corporation in 1997 and has also served as its Executive Vice President and COO. Also in 1997, she founded Commonwealth Capital Securities Corp., where she was elected to the Board of Directors and appointed President, COO and Chief Compliance Officer. Her responsibilities included business strategy, product development, broker/dealer relations development, due diligence, and compliance. From 1980 through 1997, Ms. Springsteen-Abbott was employed with Wheat First Butcher Singer, a regional broker/dealer located in Richmond, Virginia. At Wheat, she served as Senior Vice President & Marketing Manager for the Alternative Investments Division. Ms. Springsteen-Abbott holds her FINRA Series 7, 63 and 39 licenses. She is a member of the Equipment Leasing and Finance Association, the Financial Planners Association, the National Association of Equipment Leasing Brokers, REISA and has served on the Board of Trustees for the Investment Program Association. Ms. Springsteen-Abbott is a member of the Executive Committee and the Disaster Recovery Committee. Ms. Springsteen-Abbott is the wife of Henry J. Abbott.

Henry J. Abbott, age 65, joined Commonwealth in August 1998 as a Portfolio Manager, a position he held until April 2006, at which time he was elected President of CCC and CIGF, Inc., Executive Vice President of CCSC, and Director of CCC and its affiliates. Mr. Abbott is a registered principal of the broker/dealer. Mr. Abbott is responsible for lease acquisitions, equipment dispositions and portfolio review. Additionally, Mr. Abbott is also responsible for oversight of residual valuation, due diligence, equipment inspections, negotiating renewal and purchase options and remarketing off-lease equipment. Mr. Abbott serves as senior member on the Disaster Recovery Committee and the Facilities Committee, and was appointed to the Executive Committee in 2008. Prior to Commonwealth, Mr. Abbott has been active in the commercial lending industry, working primarily on asset-backed transactions for more than 30 years. Mr. Abbott attended St. John’s University and holds his FINRA Series 7, 63 and 24 licenses. Mr. Abbott was a founding partner of Westwood Capital LLC in New York, a Senior Vice President for IBJ Schroeder Leasing Corporation and has managed a group specializing in the provision of operating lease finance programs in the high technology sector. Mr. Abbott brings extensive knowledge and experience in leasing and has managed over $1.5 billion of secured transactions. Mr. Abbott is a member of the Equipment Leasing and Finance Association, the National Association of Equipment Leasing Brokers, REISA and the Investment Program Association. Mr. Abbott is a member of the executive committee and the Disaster Recovery Committee.  Mr. Abbott is the husband of Kimberly A. Springsteen-Abbott.

Lynn A. Franceschina , age 44, joined Commonwealth in 2001 as Vice President and Accounting Manager. In October 2004 she became Controller and Senior Vice President, and since April 2006 has served as Executive Vice President of CCC and CIGF, Inc., Senior Vice President of CCSC, and Chief Operations Officer of CCC, CCSC, and CIGF, Inc. and certain of its affiliates. She was named as a director of CCC and its affiliates in June 2006, resigning from this position as of November 2012 for which an 8-K was filed. Ms. Franceschina is responsible for daily operations, including oversight of all accounting, financial reporting and tax functions and human resources. During the period of March 2004 to October 2004, Ms. Franceschina was employed at Wilmington Trust Corp. where she was part of the policies and procedures team responsible for Sarbanes-Oxley documentation. Prior to joining Commonwealth, Ms. Franceschina was the Business Controls Manager for Liquent, Inc., a leading software developer, where she was responsible for managing corporate forecasting and analysis, as well as the budgeting for the sales and marketing division. From 1999 to 2000, she served as a Senior Financial Analyst for Environ Products, and from 1994 to 1999, she was a Senior Accountant with Duquesne University. Prior to joining Duquesne University, Ms. Franceschina was an accountant with the public accounting firm of Horovitz, Rudoy, & Roteman. Ms. Franceschina is a Sigma Beta Delta graduate of Robert Morris University, during which time she also served as treasurer of her Alpha Chi national honor society chapter. Ms. Franceschina holds her FINRA Series 22, 63, 39 and 99 licenses. She is a member of the Disaster Recovery Committee, the Equipment Leasing and Finance Association, Investment Program Association, REISA and the Institute of Management Accountants.

Jay Dugan, age 67, joined Commonwealth in 2002 as Assistant Vice President and Network Administrator, and became a Vice President in December 2002, Senior Vice President in December 2003, and has been Executive Vice President and Chief Technology Officer of the parent and its affiliates since December 2004. Mr. Dugan has also been a director of CCC and CIGF, Inc. since June 2006. Mr. Dugan is responsible for the information technology vision, security, operation and ongoing development, including network configurations, protection of corporate assets and maximizing security and efficiency of information flow. Prior to Commonwealth, Mr. Dugan founded First Securities USA, a FINRA member firm, in 1988 and operated that firm through 1998. From 1999 until 2002, Mr. Dugan was an independent due diligence consultant until he came to Commonwealth to develop that area of the firm. Mr. Dugan attended St. Petersburg College and holds an AS Degree in Computer Networking Technology. Mr. Dugan is a Microsoft Certified Systems Engineer, Microsoft Certified Database Administrator and Comp-Tia Certified Computer Technician. Mr. Dugan is a senior member of the Disaster Recovery Committee, as well as oversight member of the Website Committee.

Peter Daley, age 75, joined Commonwealth in June 2006 as a director. Mr. Daley is an Accredited Senior Appraiser for the discipline of Machinery and Equipment with a specialty in High-Technology for the valuation of computer equipment. Mr. Daley has been in the computer business since 1965, first with IBM as a computer broker/lessor and then with Daley Marketing Corporation (DMC), a firm he founded in July 1980 to publish reports about computer equipment, including “Market Value Reports” and “Residual Value Reports.” In January 2001 Mr. Daley acquired Computer Economics, merged DMC into CEI and in April 2005 sold the IT Management Company and created a new company focused on the fair market value business. Additionally, Mr. Daley remains President of DMC Consulting Group, a separate company that specializes in writing Appraisals, Portfolio Analysis and Property Tax Valuation from Fair Market Value to Residual Value valuations. Mr. Daley has developed a database of “Fair Market Value” equipment values from 1980 to the present, utilizing a variety of reports and publications along with the DMC and CEI Market Value Reports. This database has been successfully used in the valuation of computer equipment in the settlement of a number of Virginia tax cases. He has also previously testified in California, Minnesota, Michigan, New York, and the Virginia Courts as an expert in the field of valuation of computer equipment. Mr. Daley has a full repertoire of lectures, seminars, presentations, and publications that he has conceived and shared with the public. From 1994 to present he has been writing computer appraisals and reports for Fortune 500 companies. From April 2005 to present as president of DMC Valuations Group, Mr. Daley has been publishing, both on the web and in print, fair market values, residual values, and manufacturer’s price lists to existing valuation clients around the world. Mr. Daley graduated from Pepperdine University in 1991 with a Masters of Business Administration, and from Cal State Northridge with a Bachelor of Science in Business Administration in 1965. Mr. Daley is also an Accredited Senior Appraiser with the American Society of Appraisers.

James Pruett, age 50, joined Commonwealth in 2002 as an Executive Assistant. Mr. Pruett was named Assistant Vice President and a Compliance Associate in February 2005, Vice President and Compliance Manager in December 2005 and since December 2007 has served as Senior Vice President and Compliance Officer of the parent and its affiliates. Mr. Pruett was also named Secretary to the parent’s board of directors in December 2008. Mr. Pruett is responsible for management of regulatory policies and procedures, assisting in compliance internal audit, associate regulatory filings, broker/dealer registrations, state and broker/dealer financial regulatory reporting requirements. Mr. Pruett assists in the management of shareholder records and updates. Mr. Pruett is a member of the Website Committee and the Disaster Recovery Committee. Mr. Pruett holds his FINRA Series 22, 63 and 39 licenses. Prior to joining Commonwealth, Mr. Pruett served as Managing Editor/Associate Publisher for Caliber Entertainment, a publishing and entertainment licensing company. Mr. Pruett’s responsibilities included oversight of production of publishing library, as well as serving as Editor-in-Chief for all publications and additionally served as Media Relations Liaison. Mr. Pruett is a member of the Equipment Leasing Association and Finance and the Investment Program Association.

Mark Hershenson, age 50, joined Commonwealth in April 2002 as Broker Services Manager and has served as Senior Vice President and Broker Dealer Relations Manager of the parent and its affiliates since December 2007. Mr. Hershenson is responsible for management of all broker/dealer relationships, and over-sees the Due Diligence, Marketing, and Broker Services Departments. Prior to Commonwealth, Mr. Hershenson served as part of a financial planning practice at American United Life from 1999 through 2002. He has written a book for the Florida Insurance Commissioner on how to sell insurance products. Additionally, in 1991 through 1998, Mr. Hershenson served as sales trainer at MetLife for over 100 registered representatives. Mr. Hershenson attended Stonehill College and holds a Bachelor’s degree in Psychology, with a concentration in Marketing/Organizational Behaviorism and engaged in Master’s level coursework in Financial Planning though American College. He holds his FINRA Series 6, 7, 39 and 63 licenses. Mr. Hershenson is a member of the Equipment Leasing and Finance Association and the Investment Program Association.

David W. Riggleman, age 53, joined Commonwealth in July 2007 as a Business Development Specialist and was named Assistant Vice President in December 2007, Portfolio Manager in June 2008, Vice President of CCC and CIGF, Inc. in December 2008, and as Senior Vice President in December 2010. Mr. Riggleman is responsible for lease acquisitions, equipment research and evaluation, lease pricing, portfolio analysis, and asset remarketing and disposition. Prior to joining Commonwealth, Mr. Riggleman served from January 2005 to July 2007 as Vice President, Investments for Raymond James and Associates in Cumberland, Maryland. At Raymond James, he served as a Branch Owner in the Advisor Select Program. He managed branch associates in addition to managing private client accounts with more than $75 million in assets under management. From July 1994 to December 2004, Mr. Riggleman was Vice President, Investments and Branch Manager at Legg Mason. While there, he opened and managed a branch while also managing private client and institutional assets with assets under management of more than $65 million. He served as a member of Legg Mason President’s Council in 1998 and served consecutive terms as member of Legg Mason’s Financial Services Advisory Panel in 1999 and 2000. From January 1987 to June 1994, he was Vice President, Investments of Wheat First Securities, where he managed private client and institutional assets totaling more than $40 million. Mr. Riggleman studied Economics at the University of Richmond, and also Business Administration at Frostburg State University.

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

ENTITY RECEIVING COMPENSATION	TYPE OF COMPENSATION	AMOUNT INCURRED DURING 2015	AMOUNT INCURRED DURING 2014
	OPERATIONAL AND SALE OR LIQUIDATION STAGES

The General Partner	Equipment Acquisition Fee. The General Partner earned an equipment acquisition fee of 4% of the purchase price of each item of equipment purchased as compensation for the negotiation of the acquisition of the equipment and lease thereof or sale under a conditional sales contract. As of December 31, 2015, equipment acquisition fees earned for operating and finance leases were approximately $2,000 and $0, respectively.	$2,000	$34,000
The General Partner and its Affiliates	Reimbursable Expenses. The General Partner and its affiliates are entitled to reimbursement by the Partnership for the cost of goods, supplies or services obtained and used by the general partner in connection with the administration and operation of the partnership from third parties unaffiliated with the General Partner. The amounts set forth on this table do not include expenses incurred in the offering of units. For the years ended December 31, 2015 and 2014, the Partnership was charged approximately $254,000 and $305,000 in other LP expense, respectively.	$531,000	$628,000

The General Partner	Debt Placement Fee. As compensation for arranging term debt to finance the acquisition of equipment to the Partnership, a fee equal to one percent of such indebtedness; provided, however, that such fee shall be reduced to the extent the Partnership incurs such fees to third parties unaffiliated with the General Partner or the lender, with respect to such indebtedness. No such fee will be paid with respect to borrowings from the general partner or its affiliates.	$-	$9,000
The General Partner	Equipment Management Fee. A monthly fee equal to the lesser of (a) the fees which would be charged by an independent third party in the same geographic market for similar services and similar equipment or (b) the sum of (i) two percent of the gross lease revenues attributable to equipment subject to full payout net leases which contain net lease provisions and (ii) five percent of the gross lease revenues attributable to equipment subject to operating leases and (iii) two percent of the gross lease revenues attributable to equipment subject to finance leases.	$95,000	$155,000
The General Partner

Equipment Liquidation Fee. With respect to each item of equipment sold by the general partner, a fee equal to the lesser of (i) 50% of the competitive equipment sale commission or (ii) three percent of the sales price for such equipment. The payment of this fee is subordinated to the receipt by the Limited Partners of (i) a return of their capital contributions and 10% annum cumulative return, compounded daily, on adjusted capital contributions and (ii) the net disposition proceeds from such sale in accordance with the Partnership Agreement. Such fee is reduced to the extent any liquidation or resale fees are paid to unaffiliated parties. During the years ended December 31, 2015 and 2014, the General Partner earned but waived approximately $11,000 and $0 of equipment liquidation fees, respectively.

		$4,000	$9,000
The General Partner	Partnership Interest and Distribution. The General Partner has a present and continuing one percent interest of $1,000 in the Partnership’s item of income, gain, loss, deduction, credit, and tax preference. In addition, the General Partner receives one percent of Cash Available for Distribution until the Limited Partners have received distributions of Cash Available for Distribution equal to their Capital Contributions plus the 10% Cumulative Return and thereafter, the General Partner will receive 10% of Cash Available for Distribution.	$8,000	$24,000

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

“Code” means the Internal Revenue Code of 1986, as amended, and as may be amended from time to time by future federal tax statutes.

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

“Full Payout Net Lease” means an initial net lease of the equipment under which the non-cancelable rental payments due (and which can be calculated at the commencement of the net lease) during the initial non-cancelable fixed term (not including any renewal or extension period) of the lease or other contract for the use of the equipment are at least sufficient to recover the purchase price of the equipment.

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

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The aggregate fees billed and expected to be billed for the fiscal years ended December 31, 2015 and 2014 for professional services rendered by the Partnership’s independent registered public accounting firm for the audit of the registrant’s annual financial statements and review of the financial statements included in our Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for that fiscal year, was approximately $84,000 and $85,000, respectively.

AUDIT-RELATED FEES

There were no aggregate fees billed in the fiscal years ended December 31, 2015 and 2014 for assurance and related services by the Partnership’s independent registered public accounting firm that are reasonably related to the performance of the audit or review of the registrant's financial statements and are not reported under the paragraph captioned “Audit Fees.”

TAX FEES

There were no fees billed in the fiscal years ended December 31, 2015 and 2014 for professional services rendered by the Partnership’s independent registered public accounting firm for tax compliance, tax advice and tax planning.

ALL OTHER FEES

There were no aggregate fees billed in the fiscal years ended December 31, 2015 and 2014 for products and services provided by the Partnership’s independent registered public accounting firm, other than the services reported above under other captions of this Item 14.

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

There were no other fees approved by the Board of Directors of the General Partner, or paid by the Partnership during 2015 other than fees related to audit or tax compliance.

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

*Incorporated by reference from the Partnership’s Registration Statement on Form S-1 (Registration No. 333-26933)

SIGNATURES

Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf March 30, 2016 by the undersigned thereunto duly authorized.

COMMONWEALTH INCOME & GROWTH FUND VI
By: COMMONWEALTH INCOME & GROWTH FUND, INC., General Partner
By: /s/Kimberly A. Springsteen-Abbott
Kimberly A. Springsteen-Abbott,
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 30, 2016:

SIGNATURE	CAPACITY

/s/Kimberly A. Springsteen-Abbott	Chairman, Chief Executive Officer,
Kimberly A. Springsteen-Abbott	Commonwealth Income & Growth Fund, Inc.

/s/Henry J. Abbott	Director, President,
Henry J. Abbott	Commonwealth Income & Growth Fund, Inc.

Commonwealth Income &

Growth Fund VI

Financial Statements

For the years ended December 31, 2015 and 2014

Report of Independent Registered Public Accounting Firm

The Partners

Commonwealth Income & Growth Fund VI

Clearwater, Florida

We have audited the accompanying balance sheets of Commonwealth Income & Growth Fund VI (“Partnership”) as of December 31, 2015 and 2014 and the related statements of operations, Partners’ capital, and cash flows for each of the two years in the period ended December 31, 2015. These financial statements are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Commonwealth Income & Growth Fund VI at December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

Philadelphia, PA

March 30, 2016

Commonwealth Income &

Growth Fund VI

Balance Sheets

	December 31,
	2015	2014
ASSETS
Cash and cash equivalents	$20,855	$148,748
Lease income receivable, net of reserve of approximately $38,000 and $37,000 at December 31, 2015 and 2014, respectively	208,761	145,093
Accounts receivable, Commonwealth Capital Corp., net	829,224	324,754
Other receivables	22,775	3,494
Prepaid expenses	1,967	2,543
	1,083,582	624,632

Net investment in finance leases	102,615	141,327

Equipment, at cost	9,308,099	12,514,225
Accumulated depreciation	(8,204,315)	(9,853,504)
	1,103,784	2,660,721
Equipment acquisition costs and deferred expenses, net of accumulated amortization of approximately $60,000 and $125,000 at December 31, 2015 and 2014, respectively	27,608	72,708
	27,608	72,708
Total Assets	$2,317,589	$3,499,388

LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES
Accounts payable	$167,801	$125,731
Accounts payable, CIGF, Inc., net	119,638	347,209
Other accrued expenses	18,365	216,014
Unearned lease income	62,650	89,464
Notes payable	367,801	690,550
Total Liabilities	736,255	1,468,968
PARTNERS' CAPITAL
General Partner	1,000	1,000
Limited Partners	1,580,334	2,029,420
Total Partners' Capital	1,581,334	2,030,420

Total Liabilities and Partners' Capital	$2,317,589	$3,499,388

see accompanying notes to financial statements

Commonwealth Income &

Growth Fund VI

Statements of Operations

	Years ended December 31,
	2015	2014
Revenue
Lease	$1,888,156	$3,087,970
Interest and other	12,326	38,132
Gain on sale of equipment	272,617	85,100
Total revenue and gain on sale of equipment	2,173,099	3,211,202

Expenses
Operating, excluding depreciation	538,994	739,841
Equipment management fee, General Partner	95,316	155,210
Interest	20,249	21,195
Depreciation	1,365,705	2,244,578
Amortization of equipment acquisition costs and deferred expenses	47,319	82,599
Bad debt recovery	(236,209)	-
Total expenses	1,831,374	3,243,423

Other income
Gain from insurance recovery	-	100,652
Total other income	-	100,652

Net income	$341,725	$68,431

Net income allocated to Limited Partners	$333,946	$44,580

Net income per equivalent Limited Partnership unit	$0.19	$0.02

Weighted average number of equivalent limited partnership units outstanding during the year	1,793,599	1,795,773

see accompanying notes to financial statements

Commonwealth Income &

Growth Fund VI

Statements of Partners' Capital

	General	Limited
	Partner	Partner	General	Limited
	Units	Units	Partner	Partners	Total
Balance, January 1, 2014	50	1,796,107	$1,000	$4,349,547	$4,350,547
Redemptions	-	(565)	-	(3,411)	(3,411)
Net income	-	-	23,851	44,580	68,431
Distributions	-	-	(23,851)	(2,361,296)	(2,385,147)
Balance, December 31, 2014	50	1,795,542	$1,000	$2,029,420	$2,030,420
Redemptions	-	(3,468)	-	(12,943)	(12,943)
Net income	-	-	7,779	333,946	341,725
Distributions	-	-	(7,779)	(770,089)	(777,868)
Balance, December 31, 2015	50	1,792,074	$1,000	$1,580,334	$1,581,334

see accompanying notes to financial statements

Commonwealth Income &

Growth Fund VI

Statements of Cash Flow

	Years ended December 31,
	2015	2014
Cash flows from operating activities
Net income	$341,725	$68,431
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,413,024	2,327,177
Bad debt recovery	(236,209)	-
Gain on sale of equipment	(272,617)	(85,100)
Other noncash activities:
Lease revenue net of interest expense, on notes payable, realized as a result of direct payment of principal to bank by lessee	(360,217)	(365,498)
Amortization of initial direct costs	2,043	2,399
Earned interest on finance leases	(8,733)	(10,262)
Changes in assets and liabilities
Lease income receivable	172,541	157,282
Accounts receivable, Commonwealth Capital Corp., net	(504,470)	104,032
Other receivables	(19,281)	(719)
Prepaid expenses	576	(1,543)
Accounts payable	42,064	27,937
Accounts payable, CIGF, Inc., net	(227,571)	281,654
Other accrued expenses	(197,643)	(103,084)
Unearned lease income	(26,814)	(13,611)
Net cash provided by operating activities	118,418	2,389,095

Cash flows from investing activities
Capital expenditures	(8,639)	(302,887)
Purchase of finance leases	-	(73,033)
Payment from finance leases	45,402	40,588
Equipment acquisition fees paid to the General Partner	(1,844)	(34,021)
Net proceeds from the sale of equipment	509,956	287,768
Net cash provided by (used in) investing activities	544,875	(81,585)

Cash flows from financing activities
Redemptions	(12,943)	(3,411)
Distributions to partners	(777,868)	(2,176,022)
Debt placement fee paid to General partner	(375)	(8,822)
Net cash used in financing activities	(791,186)	(2,188,255)

Net (decrease) increase in cash and cash equivalents	(127,893)	119,255

Cash and cash equivalents at beginning of year	148,748	29,493

Cash and cash equivalents at end of year	$20,855	$148,748

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

During the years ended December 31, 2015 and 2014, limited partners redeemed 3,468 and 565 units of partnership interest for a total redemption price of approximately $13,000 and $3,000, respectively, in accordance with the terms of the Partnership’s Limited Partnership Agreement (the “Agreement”)

The Partnership used the proceeds of the offering to acquire, own and lease various types of computer information technology equipment and other similar capital equipment, which is leased primarily to U.S. corporations and institutions. Commonwealth Capital Corp. (“CCC”), on behalf of the Partnership and other affiliated partnerships, acquires computer equipment subject to associated debt obligations and lease agreements and allocates a participation in the cost, debt and lease revenue to the various partnerships based on certain risk factors.

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

Allocations of income and distributions of cash are based on the Agreement. The various allocations under the Agreement prevent any limited partner’s capital account from being reduced below zero and ensure the capital accounts reflect the anticipated sharing ratios of cash distributions, as defined in the Agreement. During years ended December 31, 2015 and 2014, cash distributions to limited partners were made at a rate of approximately 2% and 7%, respectively, of their original contributed capital. Distributions during the years ended December 31, 2015 and 2014 were made to limited partners in the amount of approximately $.43 and $1.31, respectively, per unit based on each investor’s number of limited partnership units outstanding during the year.  In an effort to increase cash flow, the General Partner suspended limited partner distributions for the fourth quarter of 2015.  The General Partner will reassess the funding of limited partner distributions for 2016.

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

There were no assets or liabilities measured at fair value on a recurring basis at December 31, 2015 and 2014. There were no assets measured on a non-recurring basis at December 31, 2015.  Fair Value Measurements on a nonrecurring basis as of December 31, 2014 is as follows:

	Fair Value as of December 31, 2014	Fair Value Measurements Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Assets
Equipment	$75,000	$—	$75,000	$—

Equipment is measured at fair value on a non-recurring basis in conjunction with the Partnership’s impairment analysis. There were no impairment charges recorded in 2015.  An impairment charge of approximately $41,000 was recorded for equipment written down to fair value in 2014, as a component of depreciation expense in the accompanying statements of operations.  The fair value of equipment was calculated using a market approach for 2014. The market approach utilized third party appraisals or comparable sales of similar assets which are inputs classified as level 2 within the fair value hierarchy.

Fair Value disclosures of financial instruments

Estimated fair value was determined by management using available market information and appropriate valuation methodologies. However, judgment was necessary to interpret market data and develop estimated fair value. Cash, receivables, accounts payable and accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values as of December 31, 2015 and 2014 due to the immediate or short-term nature of these financial instruments.

The Partnership’s long-term debt consists of notes payable, which are secured by specific equipment and are nonrecourse liabilities of the Partnership. The estimated fair value of this debt at December 31, 2015 and 2014 approximates the carrying value of these instruments, due to the interest rates on this debt approximating current market interest rates. The Partnership classifies the fair value of its notes payable within Level 2 of the valuation hierarchy based on the observable inputs used to estimate fair value.

Revenue Recognition

For the year ended December 31, 2015, the Partnership’s lease portfolio consisted of operating leases and finance leases. For operating leases, lease revenue is recognized on a straight-line basis in accordance with the terms of the lease agreement.

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

Gains or losses from sales of leased and off-lease equipment are recorded on a net basis in the Partnership’s Statement of Operations.  Gains from the termination of leases are recognized when the lease is modified and terminated concurrently. Gains from lease termination included in lease revenue for the year ended December 31, 2015 and 2014, was approximately $90,000 and $185,000, respectively.

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

The Partnership evaluates its long-lived assets when events or circumstances indicate that the value of the asset may not be recoverable. The Partnership determines whether impairment exists by estimating the undiscounted cash flows to be generated by each asset. If the estimated undiscounted cash flows are less than the carrying value of the asset then impairment exists. The amount of the impairment is determined based on the difference between the carrying value and the fair value. Fair value is determined based on estimated discounted cash flows to be generated by the asset, third party appraisals or comparable sales of similar assets, as applicable, based on asset type. There were no impairment charges recorded in 2015.  An impairment charge of approximately $41,000 was recorded for equipment written down to fair value in 2014, as a component of depreciation expense in the accompanying statements of operations.

Residual values are determined by management and are calculated using information from both internal and external sources, as well as other economic indicators.

Reimbursable Expenses

Reimbursable expenses are comprised of both ongoing operational expenses and fees associated with the allocation of salaries and benefits, referred to as other LP expenses. Reimbursable expenses, which are charged to the Partnership by CCC in connection with the administration and operation of the Partnership, are allocated to the Partnership based upon several factors including, but not limited to, the number of investors, leasing volume and stage of the program. For example, if a partnership has more investors than another program sponsored by CCC, then higher amounts of expenses related to investor services, including mailing and printing costs will be allocated to that partnership. Also, while a partnership is in its offering stage, higher compliance costs are allocated to it than to a program not in its offering stage, as compliance resources are utilized to review incoming investor suitability and proper documentation. Finally, lease related expenses, such as due diligence, correspondence, collection efforts and analysis and staff costs, increase as programs purchase more leases, and decrease as leases terminate and equipment is sold. All of these factors contribute to CCC’s determination as to the amount of expenses to allocate to the Partnership or to other sponsored programs. CCC is not reimbursed for salary and benefit costs of control persons.  For the Partnership, all reimbursable items are expensed as they are incurred.

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

At December 31, 2015, cash was held in a total of two accounts maintained at one financial institution with an aggregate balance of approximately $22,000. Bank accounts are federally insured up to $250,000 by the FDIC. At December 31, 2015 and 2014, the aggregate cash balances were as follows:

Balance at December 31,	2015	2014
Total bank balance	$22,000	$151,000
FDIC insured	$(22,000)	$(151,000)
Uninsured amount	$-	$-

The Partnership's deposits are fully insured by the FDIC. The Partnership has not experienced any losses in our accounts, and believes it is not exposed to any significant credit risk. The amounts in such accounts will fluctuate throughout 2016 due to many factors, including cash receipts, interest rates and distributions to limited partners.

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

Net Income Per Equivalent Limited Partnership Unit

The net income per equivalent limited partnership unit is computed based upon net income allocated to the limited partners and the weighted average number of equivalent units outstanding during the period.

Recent Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842) Section A—Leases: Amendments to the FASB Accounting Standards Codification® Section B—Conforming Amendments Related to Leases: Amendments to the FASB Accounting Standards Codification® Section C—Background Information and Basis for Conclusions- Effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, for any of the following: A public business entity; A not-for-profit entity that has issued, or is a conduit bond obligor for, securities that are traded, listed, or quoted on an exchange or an over-the-counter market; An employee benefit plan that files financial statements with the U.S. Securities and Exchange Commission (SEC). For all other entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. The Partnership is currently evaluating the effect that this ASU will have on its financial statements.

In January 2016, the FASB issued Accounting Standards Update No. 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities- the amendments in this Update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. For all other entities including not-for-profit entities and employee benefit plans within the scope of Topics 960 through 965 on plan accounting, the amendments in this Update are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. All entities that are not public business entities may adopt the amendments in this Update earlier as of the fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Partnership is currently evaluating the effect that this ASU will have on its financial statements.

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

In April 2014, the FASB issued ASU No. 2014-08 (“ASU Updated 2014-08”), Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This ASU provides guidance on the change in criteria established to enhance the presentation of reporting discontinued operations. The guidance is effective for annual financial statements beginning on or after December 15, 2014 that report discontinued operations or disposals of components of an entity.  This was adopted January 1, 2015; however, adoption of this ASU had no impact on the Partnership’s financial statements since there were no discontinued operations during the year ended December 31, 2015.

3. Information Technology, Medical Technology, Telecommunications Technology, Inventory Management and Other Business-Essential Capital Equipment (“Equipment”)

The Partnership is the lessor of equipment under leases with periods generally ranging from 12 to 48 months. In general, associated costs such as repairs and maintenance, insurance and property taxes are paid by the lessee.

Remarketing fees will be paid to the leasing companies from which the Partnership purchases leases. These are fees that are earned by the leasing companies when the initial terms of the lease have been met. The General Partner believes that this strategy adds value since it entices the leasing company to remain actively involved with the lessees and encourages potential extensions, remarketing or sale of equipment. This strategy is designed to minimize conflicts the leasing company may have with a new lessee and may assist in maximizing overall portfolio performance. The remarketing fee is tied into lease performance thresholds and is a factor in the negotiation of the fee. Remarketing fees incurred in connection with lease extensions are accounted for as operating costs. Remarketing fees incurred in connection with the sale of equipment are included in the gain or loss calculations. For the years ended December 31, 2015 and 2014, approximately $6,000 of remarketing fees were incurred per year.  For the years ended December 31, 2015 and 2014, there were no remarketing fees paid with cash and/or netted against receivables due from such parties.

The Partnership recorded an impairment charge of approximately $41,000 at December 31, 2014 as impairment indicators were noted, and is included in depreciation expense in the accompanying financial statements.  There were no impairment charges recorded in 2015.

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

In January 2015, CCC, on behalf of the Funds, entered into a Purchase Agreement for the sale of the equipment to Medshare Technologies (see note 8 - Medshare).

Gains or losses from sales of leased and off-lease equipment are recorded on a net basis in the Partnership’s Statement of Operations.  Gains from the termination of leases are recognized when the lease is modified and terminated concurrently. Gains from lease termination included in lease revenue for the year ended December 31, 2015 and 2014, was approximately $90,000 and $185,000, respectively.

CCC, on behalf of the Partnership and on behalf of other affiliated companies and partnerships (“partnerships”), acquires equipment subject to associated debt obligations and lease agreements and allocates a participation in the cost, debt and lease revenue to the various companies based on certain risk factors.

The Partnership’s share of the cost of the equipment in which it participates with other partnerships at December 31, 2015 was approximately $5,111,000 and is included in the Partnership’s equipment on its balance sheet. The total cost of the equipment shared by the Partnership with other partnerships at December 31, 2015 was approximately $11,246,000. The Partnership’s share of the outstanding debt associated with this equipment at December 31, 2015 was approximately $214,000 and is included in the Partnership’s notes payable on its balance sheet. The total outstanding debt related to the equipment shared by the Partnership at December 31, 2015 was approximately $660,000.

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

As the Partnership and the other programs managed by the General Partner increase their overall portfolio size, opportunities for shared participation are expected to continue. Sharing in the acquisition of a lease portfolio gives the Partnership an opportunity to acquire additional assets and revenue streams, while allowing the Partnership to remain diversified and reducing its overall risk with respect to one portfolio. Thus, total shared equipment and related debt should continue throughout 2016 as the Partnership continues to acquire equipment for its portfolio.

The following is a schedule of future minimum rentals on non-cancelable operating leases at December 31, 2015:

Years Ended December 31,	Amount
2016	$557,000
2017	105,000
2018	3,000
$665,000

Finance Leases

The following lists the components of the net investment in direct financing leases:

At December 31,	2015	2014
Total minimum lease payments to be received	$89,000	$135,000
Initial direct costs	2,000	4,000
Allowance for bad debt	-	-
Estimated residual value of leased equipment (unguaranteed)	20,000	19,000
Less: unearned income	(8,000)	(17,000)
Net investment in direct finance leases	$103,000	$141,000

Our finance lease customers operate in various industries, and we have no significant customer concentration in any one industry. We assess credit risk for all of our customers, including those that lease under finance leases. This credit risk is assessed using an internally developed model which incorporates credits scores from third party providers and our own customer risk ratings and is periodically reviewed. Our internal ratings are weighted based on the industry that the customer operates in. Factors taken into consideration when assessing risk, includes both general and industry specific qualitative and quantitative metrics. We separately take in to consideration payment history, open lawsuits, liens and judgments. Typically, we will not extend credit to a company that has been in business for less than 5 years or that has filed for bankruptcy within the same period. Our internally based model may classify a company as high risk based on our analysis of their audited financial statements and their payment history. Additional considerations of high risk may include history of late payments, open lawsuits and liens or judgments.  In an effort to mitigate risk, we typically require deposits from those in this category.

A reserve for credit losses is deemed necessary when payment has not been received for one or more months of receivables due on the equipment held under finance leases. At the end of each period, management evaluates the open receivables due on this equipment and determines the need for a reserve based on payment history and any current factors that would have an impact on payments.

The following table presents the credit risk profile, by creditworthiness category, of our finance lease receivables at December 31, 2015:

Risk Level	Percent of Total
Low	-%
Moderate-Low	-%
Moderate	-%
Moderate-High	100%
High	-%
Net finance lease receivable	100%

As of December 31, 2015, we determined that we did not have a need for an allowance for uncollectible accounts associated with any of our finance leases, as the customer payment histories with us, associated with these leases, has been positive, with no late payments.

The following is a schedule of future minimum rentals on non-cancelable finance leases:

At December 31,	Amount
2016	45,000
2017	39,000
2018	5,000
$89,000

4. Significant Customers

Lessees equal to or exceeding 10% of lease revenue:

Years Ended December 31,	2015	2014
Cummins, Inc.	29%	22%
Aetna Life Insurance	15%	17%
Verso Paper	13%	**%
Cargill, Inc.	12%	12%
Alliant Techsystems	11%	11%

 ** Represents less than 10% of lease revenue

Lessees equal to or exceeding 10% of net lease income receivable:

At December 31,	2015	2014
Cummins, Inc.	51%	**%
Cargill, Inc	34%	26%
Motorola, Inc.	**%	27%
Alliant Techsystems	**%	11%

 ** Represents less than 10% of lease income receivable

5. Related Party Transactions

Receivables/Payables

As of December 31, 2015 the Partnership’s related party receivables and payables are short term, unsecured, and non-interest bearing.

ENTITY RECEIVING COMPENSATION	TYPE OF COMPENSATION	AMOUNT INCURRED DURING 2015	AMOUNT INCURRED DURING 2014
	OPERATIONAL AND SALE OR LIQUIDATION STAGES
The General Partner	Equipment Acquisition Fee. The General Partner earned an equipment acquisition fee of 4% of the purchase price of each item of equipment purchased as compensation for the negotiation of the acquisition of the equipment and lease thereof or sale under a conditional sales contract. For the year ended December 31, 2015, equipment acquisition fees earned for operating and finance leases were approximately $2,000 and $0, respectively. For the year ended December 31, 2014, equipment acquisition fees earned for operating and finance leases was approximately $31,000 and $3,000, respectively.	$2,000	$34,000
The General Partner and its Affiliates	Reimbursable Expenses. The General Partner and its affiliates are entitled to reimbursement by the Partnership for the cost of goods, supplies or services obtained and used by the general partner in connection with the administration and operation of the partnership from third parties unaffiliated with the General Partner. The amounts set forth on this table do not include expenses incurred in the offering of units. For the years ended December 31, 2015 and 2014, the Partnership was charged approximately $254,000 and $305,000 in other LP expense, respectively.	$531,000	$628,000
The General Partner	Debt Placement Fee. As compensation for arranging term debt to finance the acquisition of equipment to the Partnership, a fee equal to one percent of such indebtedness; provided, however, that such fee shall be reduced to the extent the Partnership incurs such fees to third parties unaffiliated with the General Partner or the lender, with respect to such indebtedness. No such fee will be paid with respect to borrowings from the general partner or its affiliates.	$-	$9,000
The General Partner	Equipment Management Fee. A monthly fee equal to the lesser of (a) the fees which would be charged by an independent third party in the same geographic market for similar services and similar equipment or (b) the sum of (i) two percent of the gross lease revenues attributable to equipment subject to full payout net leases which contain net lease provisions and (ii) five percent of the gross lease revenues attributable to equipment subject to operating leases and (iii) two percent of the gross lease revenues attributable to equipment subject to finance leases.	$95,000	$155,000

The General Partner

Equipment Liquidation Fee. With respect to each item of equipment sold by the general partner, a fee equal to the lesser of (i) 50% of the competitive equipment sale commission or (ii) three percent of the sales price for such equipment. The payment of this fee is subordinated to the receipt by the Limited Partners of (i) a return of their capital contributions and 10% annum cumulative return, compounded daily, on adjusted capital contributions and (ii) the net disposition proceeds from such sale in accordance with the Partnership Agreement. Such fee is reduced to the extent any liquidation or resale fees are paid to unaffiliated parties. During the years ended December 31, 2015 and 2014, the General Partner earned but waived approximately $11,000 and $0 of equipment liquidation fees, respectively.

		$4,000	$9,000
The General Partner	Partnership Interest and Distribution. The General Partner has a present and continuing one percent interest of $1,000 in the Partnership’s item of income, gain, loss, deduction, credit, and tax preference. In addition, the General Partner receives one percent of Cash Available for Distribution until the Limited Partners have received distributions of Cash Available for Distribution equal to their Capital Contributions plus the 10% Cumulative Return and thereafter, the General Partner will receive 10% of Cash Available for Distribution.	$8,000	$24,000

6. Notes Payable

Notes payable consisted approximately of the following:

At December 31,	2015	2014
Installment note payable to bank; interest rate of 4.23%, due in quarterly installments of $10,311 including interest with final payment in September 2015	$-	$30,000
Installment note payable to bank; interest rate of 4.23%, due in quarterly installments of $5,665, including interest, with final payment in June 2016	11,000	33,000
Installment note payable to bank; interest rate of 4.85%, due in quarterly installments of $35,894, including interest, with final payment in August 2016	105,000	240,000
Installment note payable to bank; interest rate of 4.23%, due in quarterly installments of $6,288, including interest, with final payment in December 2016	25,000	48,000
Installment note payable to bank; interest rate of 1.60%, due in monthly installments of $2,775, including interest, with final payment in March 2017	41,000	74,000
Installment note payable to bank; interest rate of 1.60%, due in monthly installments of $5,138, including interest, with final payment in April 2017	81,000	141,000
Installment note payable to bank; interest rate of 4.85%, due in quarterly installments of $7,699, including interest, with final payment in July 2017	52,000	87,000
Installment note payable to bank; interest rate of 4.23%, due in quarterly installments of $420, including interest, with final payment in August 2017	3,000	5,000
Installment note payable to bank; interest rate of 4.88%, due in monthly installments of $1,058, including interest, with final payment in October 2017	22,000	33,000
Installment notes payable to bank; interest rate of 4.23%, due in quarterly installments ranging from $1,370 to $1,927, including interest, with final payment in February 2018	28,000	-
	$368,000	$691,000

The notes are secured by specific equipment with a carrying value of approximately $656,000 and are nonrecourse liabilities of the Partnership. As such, the notes do not contain any financial debt covenants with which we must comply on either an annual or quarterly basis. Aggregate payments of notes payable for each of the periods subsequent to December 31, 2015 are as follows:

Years Ended December 31,	Amount
2016	$289,000
2017	76,000
2018	3,000
$368,000

7. Supplemental Cash Flow Information

Other noncash activities included in the determination of net loss are as follows:

No interest or principal on notes payable was paid by the Partnership because direct payment was made by the lessee to the bank in lieu of collection of lease income and payment of interest and principal by the Partnership.

Noncash investing and financing activities include the following:

Years Ended December 31,	2015	2014
Debt assumed in connection with purchase of equipment	$37,000	$475,000
Debt assumed and satisfaction of accrued expenses in 2014 in connection with acquisition of equipment in 2013	$-	$408,000
Accrual for distribution to partners paid in January 2015	$-	$209,000

During the years ended December 31, 2015 and 2014, the Partnership wrote-off fully amortized acquisition and finance fees of approximately $112,000 and $144,000, respectively.

During the years ended December 31, 2015 and 2014, the Partnership wrote-off fully reserved lease income receivable of approximately$4,000 and $5,000, respectively.

During the years ended December 31, 2015 and 2014, the Partnership wrote-off fully depreciated assets of approximately $0 and $403,000, respectively.

For the years ended December 31, 2015 and 2014, the Partnership recorded impairment charges of approximately $0 and $41,000, respectively.

8.	Commitments and Contingencies

Allied Health Care Services

As previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2014, management wrote off the fully reserved accounts receivable and fully impaired assets related to the lease to Allied Health Care Services, Inc. (“Allied”), due to the bankruptcy of Allied and the criminal conviction of its founder for fraud. There have been no material changes in the status of Allied’s bankruptcy or in the likelihood of recovering available assets since the date of the Partnership’s annual report. The deadline for the bankruptcy trustee to pursue adversary claims against certain creditors has expired, including extensions. The bankruptcy trustee cannot seek to claim the Partnership's payments received from Allied, therefore the Partnership has no exposure to such potential claims. Commonwealth continues to pursue all of our rights against both Allied and Mr. Schwartz to recover any available assets to the greatest extent possible. During 2015, Commonwealth received an Allied bankruptcy settlement of approximately $448,000.  The Partnership’s portion was approximately $242,000, which is included as a bad debt recovery in the statement of financial operations.  The bankruptcy proceedings have been finalized and no further recovery is expected.

Medshare

In January 2015, CCC, on behalf of the Funds, entered into a Purchase Agreement (“Purchase Agreement”) for the sale of the equipment to Medshare Technologies (“Medshare”) for approximately $3,400,000.  The Partnership’s share of the sale proceeds was approximately $77,000.  As of December 31, 2015, the Partnership has received approximately $52,000 of the approximate $77,000 sale proceeds and has recorded a reserve against the outstanding receivable of $5,000.  On April 3, 2015 Medshare was obligated to make payment in full and failed to do so.  As a result, Medshare defaulted on its purchase agreement with CCC and was issued a demand letter for full payment of the Equipment.  On June 25, 2015, Medshare filed a lawsuit in Texas state court for breach of contract (“State Suit”).  On June 26, 2015, Commonwealth filed a lawsuit in the Northern District of Texas against Medshare seeking payment in full and/or return of the Equipment and damages.  The State Suit was removed to federal court and the Judge has stated that money damages are sufficient and Medshare is to honor the agreement and satisfy the outstanding receivable owed to CCC.  The parties are currently in the discovery phase.  Based on discussions with counsel, management believes that the likelihood of loss is remote.  As such, management believes that resolution of the lawsuits will not result in any adverse financial impact on the Funds, but no assurance can be provided until the proceeding is resolved.

FINRA

On May 3, 2013, the FINRA Department of Enforcement filed a complaint naming Commonwealth Capital Securities Corp. (“CCSC”) and the owner of the firm, Kimberly Springsteen-Abbott, as respondents; however on October 22, 2013, FINRA filed an amended complaint that dropped the allegations against CCSC and reduced the scope of the allegations against Ms. Springsteen-Abbott.  The sole remaining charge was that Ms. Springsteen-Abbott had approved the misallocation of some expenses to certain Funds. Management believes that the expenses at issue include amounts that were proper and that were properly allocated to Funds, and also identified a smaller number of expenses that had been allocated in error, but were adjusted and repaid to the affected Funds when they were identified in 2012.  During the period in question, Commonwealth Capital Corp. (“CCC”) and Ms. Springsteen-Abbott provided important financial support to the Funds, voluntarily absorbed expenses and voluntarily waived fees in amounts aggregating in excess of any questioned allocations.  That Panel ruled on March 30, 2015, that Ms. Springsteen-Abbott should be barred from the securities industry because the Panel concluded that she allegedly misallocated $208,000 of expenses involving certain Funds over the course of three years.  As such, management has allocated approximately $87,000 of the $208,000 in allegedly misallocated expenses back to the affected funds as a contingency accrual in CCC’s financial statements and a good faith payment for the benefit of those Income Funds. The Partnership’s share of the approximate $87,000 allocation is approximately $21,000.  An adjustment of approximately $21,000 was made to the Partnership’s June 30, 2015 financial statements resulting in an increase to accounts receivable, Commonwealth Capital Corp. and a reduction of an equal amount to operating expenses.  Decisions issued by FINRA's Office of Hearing Officers may be appealed to FINRA's National Adjudicatory Council (NAC) pursuant to FINRA Rule 9311.  In December of 2015, Ms. Springsteen-Abbott vigorously challenged the Panel’s decision at an appeal hearing that was conducted before a NAC panel. A decision has not been rendered on this matter.  While a panel decision is on appeal, the sanction is not enforced against the individual.  Management believes that resolution of the appeal will not result in any material adverse financial impact on the Funds, but no assurance can be provided until the FINRA matter is resolved.

9.	Reconciliation of Amounts Reported for Financial Reporting Purposes to Amounts on the Federal Partnership Return (Unaudited)

The tax basis of the Partnership’s net assets and liabilities vary from the amounts presented in these financial statements at December 31, 2015 and 2014 as follows:

Years Ended December 31,	2015	2014
Financial statement basis of net assets	$1,581,334	$2,030,420
Tax basis of net assets (unaudited)	282,796	(189,440)
Difference (unaudited)	$(1,298,538)	$(2,219,860)

The primary differences between the tax basis of net assets and the amounts recorded in the financial statements are the result of differences in accounting for impairment losses, syndication costs and differences between the depreciation methods used in the financial statements and the Partnership’s tax returns (unaudited).

Years ended December 31,	2015	2014
Net income for financial reporting purposes to taxable loss	$341,725	$68,431
Adjustments (unaudited)
Gain on sale of equipment	131,282	177,058
Depreciation	805,741	727,801
Amortization	28,603	64,078
Unearned lease income	(7,892)	(24,159)
Penalties	1,290	185
Bad debts	533	(4,435)
Other	(24,012)	(17,320)
Taxable income on the Federal Partnership return (unaudited)	$1,277,270	$991,639

The “Adjustments – Other” includes financial statement adjustments that will be reflected on the tax return in the subsequent year.