Form 10-Q
period 2016-03-31
Commonwealth Income & Growth Fund VI
filed 2016-05-16
CIK 1351901

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016 or

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

FORM 10-Q

March 31, 2016

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Commonwealth Income & Growth Fund VI
Condensed Balance Sheets

	March 31,	December 31,
	2016	2015
	(unaudited)
ASSETS
Cash and cash equivalents	$ 128,017	$ 20,855
Lease income receivable, net of reserve of approximately $32,000 and $33,000 at March 31,2016 and December 31, 2015, respectively	210,623	208,761
Accounts receivable, Commonwealth Capital Corp., net	631,938	829,224
Other receivables, net of reserve of approximately $7,000 and $5,000 at March 31, 2016 and December 31, 2015, respectively	23,901	22,775
Prepaid expenses	2,653	1,967
	997,132	1,083,582

Net investment in finance leases	92,583	102,615

Equipment, at cost	9,216,429	9,308,099
Accumulated depreciation	(8,323,069)	(8,204,315)
	893,360	1,103,784

Equipment acquisition costs and deferred expenses, net of accumulated amortization of approximately $58,000 and $60,000 at March 31, 2016 and December 31, 2015, respectively	21,872	27,608

Total Assets	$ 2,004,947	$ 2,317,589

LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES
Accounts payable	$ 167,651	$ 167,801
Accounts payable, CIGF, Inc., net	88,696	119,638
Other accrued expenses	40,965	18,365
Unearned lease income	51,795	62,650
Notes payable	289,352	367,801
	638,459	736,255
PARTNERS' CAPITAL
General Partner	1,000	1,000
Limited Partners	1,365,488	1,580,334
Total Partners' Capital	1,366,488	1,581,334

Total Liabilities and Partners' Capital	$ 2,004,947	$ 2,317,589

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund VI
Condensed Statements of Operations
(unaudited)
	Three months ended
	March 31,
	2016	2015

Revenue
Lease	$ 235,410	$ 561,124
Interest and other	1,649	2,465
Gain on sale of equipment	3,040	14,092
Total revenue and gain on sale of equipment	240,099	577,681

Expenses
Operating, excluding depreciation	174,107	208,442
Equipment management fee, General Partner	12,003	28,068
Interest	2,922	5,759
Depreciation	237,333	391,751
Amortization of equipment acquisition costs and deferred expenses	6,860	15,973
Bad Debt Expense	1,649	-
Total expenses	434,874	649,993

Net loss	$ (194,775)	$ (72,312)

Net loss	$ (194,775)	$ (76,398)

Net loss per equivalent Limited Partnership unit	$ (0.11)	$ (0.04)

Weighted average number of equivalent
Limited Partnership units outstanding
during the period	1,788,296	1,795,043

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund VI
Condensed Statement of Partners' Capital
For the three months ended March 31, 2016
(unaudited)

	General	Limited
	Partner	Partner	General	Limited
	Units	Units	Partner	Partners	Total
Balance, January 1, 2016	50	1,792,074	$ 1,000	$ 1,580,334	$ 1,581,334
Net Loss	-	-	-	(194,775)	(194,775)
Redemptions	-	(9,262)	-	(20,071)	(20,071)
Balance, March 31, 2016	50	1,782,812	$ 1,000	$ 1,365,488	$ 1,366,488

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund VI
Condensed Statements of Cash Flows
(unaudited)

	Three months ended March 31,
	2016	2015

Net cash provided by operating activities	$ 115,080	$ 178,297

Cash flows from investing activities
Capital expenditures	(1,113)	-
Equipment acquisition fees paid to General Partner	(1,076)	-
Payments received from finance leases	11,350	11,350
Net proceeds from the sale of equipment	3,040	101,350
Net cash provided by investing activities	12,201	112,700

Cash flows from financing activities
Redemptions	(20,071)	(3,947)
Debt placement fee	(48)	-
Distributions to Partners	-	(408,582)
Net cash used in financing activities	(20,119)	(412,529)

Net increase (decrease) in cash and cash equivalents	107,162	(121,532)

Cash and cash equivalents at beginning of the period	20,855	148,748

Cash and cash equivalents at end of the period	$ 128,017	$ 27,216

see accompanying notes to condensed financial statements

NOTES TO CONDENSED FINANCIAL STATEMENTS

1. Business

Commonwealth Income & Growth Fund VI (“CIGF7” or the “Partnership” or the “Fund”) is a limited partnership organized in the Commonwealth of Pennsylvania on January 6, 2006. The Partnership offered for sale up to 2,500,000 units of the limited partnership at the purchase price of $20 per unit (the “offering”). The Partnership reached the minimum amount in escrow and commenced operations on May 10, 2007. The offering terminated on March 6, 2009 with 1,810,311 units sold for a total of approximately $36,000,000 in limited partner contributions.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The financial information presented as of any date other than December 31, 2015 has been prepared from the books and records without audit. The following unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Financial information as of December 31, 2015 has been derived from the audited financial statements of the Partnership, but does not include all disclosures required by generally accepted accounting principles to be included in audited financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated, have been included. Operating results for the three months ended March 31, 2016 are not necessarily indicative of financial results that may be expected for the full year ended December 31, 2016.

Recently Adopted Accounting Pronouncements

In June 2015, the FASB issued Accounting Standards Update No. 2015-10, Technical Corrections and Improvements- Transition guidance varies based on the amendments in this Update. The amendments in this Update that require transition guidance are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. All other amendments will be effective upon the issuance of this Update.  The Partnership is currently evaluating the effect that this ASU will have on its financial statements.  This was adopted January 1, 2016; however, adoption of this ASU had no impact on the Partnership’s financial statements during the three months ended March 31, 2016.

In January 2015, the FASB issued Accounting Standards Update No. 2015-01, Income Statement—Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. Effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. A reporting entity also may apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The effective date is the same for both public business entities and all other entities. The Partnership is currently evaluating the effect that this ASU will have on its financial statements.  This was adopted January 1, 2016; however, adoption of this ASU had no impact on the Partnership’s financial statements since there were no extraordinary and unusual items to report during the three months ended March 31, 2016.

Disclosure of Fair Value Financial Instruments

Estimated fair value was determined by management using available market information and appropriate valuation methodologies. However, judgment was necessary to interpret market data and develop estimated fair value. Cash and cash equivalents, receivables, accounts payable and accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values as of March 31, 2016 and December 31, 2015 due to the short term nature of these financial instruments.

The Partnership’s long-term debt consists of notes payable, which are secured by specific equipment and are nonrecourse liabilities of the Partnership. The estimated fair value of this debt at March 31, 2016 and December 31, 2015 approximates the carrying value of these instruments, due to the interest rates on the debt approximating current market interest rates. The Partnership classifies the fair value of its notes payable within Level 2 of the valuation hierarchy based on the observable inputs used to estimate fair value.

Cash and cash equivalents

We consider cash equivalents to be highly liquid investments with an original maturity of 90 days or less.

At March 31, 2016, cash and cash equivalents was held in two accounts maintained at one financial institution with an aggregate balance of approximately $130,000. Bank accounts are federally insured up to $250,000 by the FDIC. At March 31, 2016, the total cash balance was as follows:

At March 31, 2016	Balance
Total bank balance	$130,000
FDIC insured	(130,000)
Uninsured amount	$-

The Partnership believes it mitigates the risk of holding uninsured deposits by only depositing funds with major financial institutions. The Partnership has not experienced any losses in our accounts, and believes it is not exposed to any significant credit risk. The amounts in such accounts will fluctuate throughout 2016 due to many factors, including cash receipts, equipment acquisitions, interest rates and distributions to limited partners.

Recent Accounting Pronouncements

In April 2016, the FASB issued Accounting Standards Update No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing- The amendments in this Update affect the guidance in Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606), which is not yet effective. The effective date and transition requirements for the amendments in this Update are the same as the effective date and transition requirements in Topic 606 (and any other Topic amended by Update 2014-09). Accounting Standards Update 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, defers the effective date of Update 2014-09 by one year.  Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in Update 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period.  The Partnership is currently evaluating the effect that this ASU will have on its financial statements.

In March 2016, the FASB issued Accounting Standards Update No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)- The amendments in this Update affect the guidance in Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606), which is not yet effective. The effective date and transition requirements for the amendments in this Update are the same as the effective date and transition requirements of Update 2014-09. Accounting Standards Update No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, defers the effective date of Update 2014-09 by one year.  Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in Update 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period.  The Partnership is currently evaluating the effect that this ASU will have on its financial statements.

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

Remarketing fees will be paid to the leasing companies from which the Partnership purchases leases. These are fees that are earned by the leasing companies when the initial terms of the lease have been met. The General Partner believes that this strategy adds value since it entices the leasing company to remain actively involved with lessee and encourages potential extensions, remarketing or sale of equipment. This strategy is designed to minimize any conflicts the leasing company may have with a new lessee and may assist in maximizing overall portfolio performance. The remarketing fee is tied into lease performance thresholds and is a factor in the negotiation of the fee.  Remarketing fees of approximately $1,000 and $1,000 were incurred for the three months ended March 31, 2016 and 2015, respectively.

In December 2014, a significant lessee, ALSC, breached its Master Lease Agreement (“MLA”) scheduled to terminate in December 2015 and defaulted on its lease payments for equipment shared by the Partnership and other affiliated Funds.  On December 4, 2014, ALSC filed a voluntary petition for relief under Chapter 7 of the Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware.  On April 2, 2015, CCC, on behalf of the Funds, entered into a settlement agreement with the parent company of ALSC for $3,500,000.  The Partnership’s share of this settlement was approximately $84,000 of which $68,000 was recorded as a gain on termination of leases in the second quarter of 2015.  In addition, the Bankruptcy Court ordered the release of all equipment leased to ALSC under the MLA to the Partnerships.

In January 2015, CCC, on behalf of the Funds, entered into a Purchase Agreement for the sale of the equipment to Medshare Technologies for approximately $3,400,000.  The Partnership’s share of the proceeds was $77,000.  As of March 31, 2016, the Partnership has received approximately $52,000 of the approximate $77,000 sale proceeds and has recorded a reserve against the outstanding receivable of approximately $7,000. (see note 7 – Medshare).

Gains from the termination of leases are recognized when the lease is modified and terminated concurrently. Gains from lease termination included in lease revenue for the three months ended March 31, 2016 and 2015 was approximately $1,000 and $0, respectively.

CCC, on behalf of the Partnership and on behalf of other affiliated companies and partnerships (“partnerships”), acquires equipment subject to associated debt obligations and lease agreements and allocates a participation in the cost, debt and lease revenue to the various companies based on certain risk factors.

The Partnership’s share of the cost of the equipment in which it participates with other partnerships at March 31, 2016 was approximately $5,111,000 and is included in the Partnership’s equipment on its balance sheet. The total cost of the equipment shared by the Partnership with other partnerships at March 31, 2016 was approximately $11,246,000. The Partnership’s share of the outstanding debt associated with this equipment at March 31, 2016 was approximately $158,000 and is included in the Partnership’s notes payable on its balance sheet. The total outstanding debt related to the equipment shared by the Partnership at March 31, 2016 was approximately $481,000.

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

As the Partnership and the other programs managed by the General Partner increase their overall portfolio size, opportunities for shared participation are expected to continue. Sharing in the acquisition of a lease portfolio gives the fund an opportunity to acquire additional assets and revenue streams, while allowing the fund to remain diversified and reducing its overall risk with respect to one portfolio.  As additional investment opportunities arise during 2016, the Partnership expects total shared equipment and related debt to trend higher as the Partnership builds its portfolio.

The following is a schedule of future minimum rentals on non-cancellable operating leases:

Periods Ended December 31,	Amount
Nine months ended December 31, 2016	$415,000
Year ended December 31, 2017	112,000
Year ended December 31, 2018	13,000
Year ended December 31, 2019	1,000
$541,000

Finance Leases:

The following lists the components of the net investment in direct financing leases:

	March 31, 2016	December 31, 2015
Total minimum lease payments to be received	$78,000	$89,000
Estimated residual value of leased equipment (unguaranteed)	20,000	20,000
Initial direct costs finance leases	2,000	2,000
Less: unearned income	(7,000)	(8,000)
Net investment in finance leases	$93,000	$103,000

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

The following table presents the credit risk profile, by creditworthiness category, of our finance lease receivables at March 31, 2016:

Risk Level	Percent of Total
Low	-%
Moderate-Low	-%
Moderate	-%
Moderate-High	100%
High	-%
Net finance lease receivable	100%

As of March 31, 2016 and December 31, 2015, we determined that we did not have a need for an allowance for uncollectible accounts associated with any of our finance leases, as the customer payment histories with us, associated with these leases, has been positive.

CCC, on behalf of the Partnership and on behalf of other affiliated companies and partnerships (“partnerships”), acquires equipment subject to associated debt obligations and lease agreements and allocates a participation in the cost, debt and lease revenue to the various companies based on certain risk factors.

The following is a schedule of future minimum rentals on non-cancelable direct financing leases at March 31, 2016:

Amount
Nine months ended December 31, 2016	$34,000
2017	39,000
2018	5,000
Total	$78,000

4. Related Party Transactions

Receivables/Payables

As of March 31, 2016 and December 31, 2015, the Company’s related party receivables and payables are short term, unsecured and non-interest bearing.

Three months ended March 31,	2016	2015

Reimbursable expenses

The General Partner and its affiliates are entitled to reimbursement by the Partnership for the cost of goods, supplies or services obtained and used by the General Partner in connection with the administration and operation of the Partnership from third parties unaffiliated with the General Partner. In addition, the General Partner and its affiliates are entitled to reimbursement of certain expenses incurred by the General Partner and its affiliates in connection with the administration and operation of the Partnership.  For the three months ended March 31, 2016 and 2015, the Partnership was charged approximately $53,000 and $86,000 in Other LP expense, respectively.

	$141,000	$206,000

Equipment acquisition fee
The General Partner earned an equipment acquisition fee of 4% of the purchase price of each item of equipment purchased as compensation for the negotiation of the acquisition of the equipment and lease thereof or sale under a conditional sales contract. For the three months ended March 31, 2016, the General Partner earned acquisition fees from operating and finance leases of approximately $1,000 and $0, respectively.	$1,000	$-
Equipment management fee

The general partner is entitled to be paid a monthly fee equal to the lesser of (a) the fees which would be charged by an independent third party in the same geographic market for similar services and equipment or (b) the sum of (i) two percent of gross lease revenues attributable to equipment subject to full payout net leases which contain net lease provisions and (ii) five percent of the gross lease revenues attributable to equipment subject to operating leases. Our general partner, based on its experience in the equipment leasing industry and current dealings with others in the industry, will use its business judgment to determine if a given fee is competitive, reasonable and customary. The amount of the fee will depend upon the amount of equipment we manage, which in turn will depend upon the amount we raise in this offering. Reductions in market rates for similar services would also reduce the amount of this fee we will receive.

	$12,000	$28,000

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

	$48	$-
Equipment liquidation fee

Also referred to as a "resale fee." With respect to each item of equipment sold by the general partner, we will pay a fee equal to the lesser of (i) 50% of the competitive equipment sale commission or (ii) three percent of the sales price of the equipment. The payment of this fee is subordinated to the receipt by the limited partners of (i) a return of their capital contributions and a 10% per annum cumulative return, compounded daily, on adjusted capital contributions and (ii) the net disposition proceeds from such sale in accordance with the partnership agreement. Our general partner, based on its experience in the equipment leasing industry and current dealings with others in the industry, uses its business judgment to determine if a given sales commission is competitive, reasonable and customary. Such fee will be reduced to the extent any liquidation or resale fees are paid to unaffiliated parties. The amount of such fees will depend upon the sale price of equipment sold. Sale prices will vary depending upon the type, age and condition of equipment sold. The shorter the terms of our leases, the more often we may sell equipment, which will increase liquidation fees we receive.  For the three months ended March 31, 2016, the General Partner earned but waived approximately $100 in equipment liquidation fees.

	$-	$3,000

5. Notes Payable

Notes payable consisted of the following approximate amounts:

	March 31, 2016	December 31, 2015
Installment note payable to bank; interest rate of 4.23%, due in quarterly installments of $5,665, including interest, with final payment in June 2016	$ 6,000	$ 11,000
Installment note payable to bank; interest rate of 4.85%, due in quarterly installments of $35,894, including interest, with final payment in August 2016	71,000	105,000
Installment note payable to bank; interest rate of 4.23%, due in quarterly installments of $6,288, including interest, with final payment in December 2016	18,000	25,000
Installment note payable to bank; interest rate of 1.60%, due in monthly installments of $2,775, including interest, with final payment in March 2017	33,000	41,000
Installment note payable to bank; interest rate of 1.60%, due in monthly installments of $5,138, including interest, with final payment in April 2017	66,000	81,000
Installment note payable to bank; interest rate of 4.85%, due in quarterly installments of $7,699, including interest, with final payment in July 2017	44,000	52,000

Installment note payable to bank; interest rate of 4.23%, due in quarterly installments of $420, including interest, with final payment in August 2017	2,000	3,000
Installment note payable to bank; interest rate of 4.88%, due in monthly installments of $1,058, including interest, with final payment in October 2017	19,000	22,000
Installment note payable to bank; interest rate of 4.23%, due in quarterly installments ranging from $1,370, to $1,927, including interest, with final payment in February 2018	25,000	28,000
Installment note payable to bank; interest rate of 4.23%, due in quarterly installments of $141 including interest, with final payment in October 2018	5,000	-
	$ 289,000	$ 368,000

The notes are secured by specific equipment with a carrying value of approximately $585,000 and are nonrecourse liabilities of the Partnership. As such, the notes do not contain any financial debt covenants with which we must comply on either an annual or quarterly basis. Aggregate maturities of notes payable for each of the periods subsequent to March 31, 2016 are as follows:

Amount
Nine months ended December 31, 2016	$207,000
Year ended December 31, 2017	77,000
Year ended December 31, 2018	5,000
$289,000

6. Supplemental Cash Flow Information

Other noncash activities included in the determination of net loss are as follows:

Three months ended March 31,	2016	2015
Lease revenue net of interest expense on notes payable realized as a result of direct payment of principal by lessee to bank	$83,000	$96,000

No interest or principal on notes payable was paid by the Partnership because direct payment was made by lessee to the bank in lieu of collection of lease income and payment of interest and principal by the Partnership.

Noncash investing and financing activities include the following:

Three months ended March 31,	2016	2015
Debt assumed in connection with purchase of equipment	$5,000	$-
Accrued expenses incurred in connection with the purchase of technology equipment	$21,000	$-

During the three months ended March 31, 2016 and 2015, the Partnership wrote-off fully amortized acquisition and finance fees of approximately $9,000 and $15,000, respectively.

7. Commitments and Contingencies

Allied Health Care Services

As previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2015, management wrote off the fully reserved accounts receivable and fully impaired assets related to the lease to Allied Health Care Services, Inc. (“Allied”), due to the bankruptcy of Allied and the criminal conviction of its founder for fraud. There have been no material changes in the status of Allied’s bankruptcy or in the likelihood of recovering available assets since the date of the Partnership’s annual report. The deadline for the bankruptcy trustee to pursue adversary claims against certain creditors has expired, including extensions. The bankruptcy trustee cannot seek to claim the Partnership's payments received from Allied, therefore the Partnership has no exposure to such potential claims. Commonwealth continues to pursue all of our rights against both Allied and Mr. Schwartz to recover any available assets to the greatest extent possible.  During 2015, Commonwealth received an Allied bankruptcy settlement of approximately $448,000.  The Partnership’s portion was approximately $242,000, which was included as a bad debt recovery in the 2015 fourth quarter statement of financial operations.  The bankruptcy proceedings have been finalized and no further recovery is expected.

Medshare

In January 2015, CCC, on behalf of the Funds, entered into a Purchase Agreement (“Purchase Agreement”) for the sale of the equipment to Medshare Technologies (“Medshare”) for approximately $3,400,000.  The Partnership’s share of the sale proceeds was approximately $77,000.  As of March 31, 2016, the Partnership has received approximately $52,000 of the approximate $77,000 sale proceeds and has recorded a reserve against the outstanding receivable of approximately $7,000.  On April 3, 2015 Medshare was obligated to make payment in full and failed to do so.  As a result, Medshare defaulted on its purchase agreement with CCC and was issued a demand letter for full payment of the Equipment.  On June 25, 2015, Medshare filed a lawsuit in Texas state court for breach of contract (“State Suit”).  On June 26, 2015, Commonwealth filed a lawsuit in the Northern District of Texas against Medshare seeking payment in full and/or return of the Equipment and damages.  The State Suit was removed to federal court and the Judge has stated that money damages are sufficient and Medshare is to honor the agreement and satisfy the outstanding receivable owed to CCC.  The parties are currently in the discovery phase.  Based on discussions with counsel, management believes that the likelihood of loss is remote.  As such, management believes that resolution of the lawsuits will not result in any adverse financial impact on the Funds, but no assurance can be provided until the proceeding is resolved.

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

Readers are also directed to other risks and uncertainties discussed in other documents we file with the SEC, including, without limitation, those discussed in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed with the SEC. We undertake no obligation to update or revise any forward-looking information, whether as a result of new information, future developments or otherwise.

INDUSTRY OVERVIEW

The Equipment Leasing and Finance Association's (ELFA) Monthly Leasing and Finance Index (MLFI-25), which reports economic activity from 25 companies representing a cross section of the $1 trillion equipment finance sector, showed their overall new business volume for March was $8.1 billion, up 33% from new business volume in February. Volume was down 11% from $9.1 billion in March 2015. Year to date, cumulative new business volume decreased 9% compared to 2015.

ELFA President and CEO Ralph Petta said, "Despite showing a relatively healthy increase over February originations, March new business volume continued its decelerating trajectory when compared to the same period in the prior year. Headwinds continue to tamp down a pattern of consistent growth within the equipment finance sector, as U.S. businesses are uncertain about the outlook for strong and consistent growth in the U.S. economy. Credit quality appears mixed. While the monthly delinquency data is promising, the sharp increase in losses bears careful monitoring in the months ahead."

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

REVENUE RECOGNITION

Through March 31, 2016, the Partnership’s lease portfolio consisted of operating leases and finance leases. For operating leases, lease revenue is recognized on a straight-line basis in accordance with the terms of the lease agreement.

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

Gains or losses from sales of leased and off-lease equipment are recorded on a net basis in the Partnership’s Statement of Operations

Our leases do not contain any step-rent provisions or escalation clauses nor are lease revenues adjusted based on any index.

Gains from the termination of leases are recognized when the lease is modified and terminated concurrently. Gains from lease termination included in lease revenue for the three months ended March 31, 2016 and 2015 was approximately $1,000 and $0, respectively.

LONG-LIVED ASSETS

Depreciation on technology and inventory management equipment for financial statement purposes is based on the straight-line method estimated generally over useful lives of two to five years. Once an asset comes off lease or is released, the Partnership reassesses the useful life of an asset.

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

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash

Our primary sources of cash for the three months ended March 31, 2016 were cash provided by operating activities of approximately $115,000, payments from finance leases of approximately $11,000 and net proceeds from the sale of equipment of approximately $3,000, compared to the three months ended March 31, 2015 where our primary sources of cash were provided by operating activities of approximately $178,000, payments from finance leases of approximately $11,000 and net proceeds from the sale of equipment of approximately $101,000.

Our primary use of cash for the three months ended March 31, 2016, were partner redemptions of approximately $20,000 and capital expenditures of approximately $1,000.  Our primary uses of cash for the three months ended March 31, 2015, were distributions to partners of approximately $409,000 and partner redemptions of approximately $4,000.

Cash was provided by operating activities for the three months ended March 31, 2016 of approximately $115,000, which includes a net loss of approximately $195,000, depreciation and amortization expenses of approximately $244,000 and gain on sale of equipment of approximately $3,000. Other noncash activities included in the determination of net loss include direct payments to banks by lessees of approximately $83,000.  For the three months ended March 31, 2015, cash was provided by operating activities of approximately $178,000, which includes a net loss of approximately $72,000, depreciation and amortization expenses of approximately $407,000 and gain on sale of equipment of approximately $14,000. Other noncash activities included in the determination of net loss include direct payments to banks by lessees of approximately $96,000.

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

Capital expenditures and distributions are expected to continue to increase overall during the remainder of 2016 as management focuses on additional equipment acquisitions and funding limited partner distributions.  We intend to invest approximately $2,000,000 in additional equipment during the remainder of 2016, primarily through debt financing.

We consider cash equivalents to be highly liquid investments with an original maturity of 90 days or less.

At March 31, 2016, cash and cash equivalents was held in two accounts maintained at one financial institution with an aggregate balance of approximately $130,000.  Bank accounts are federally insured up to $250,000 by the FDIC.  At March 31, 2016, the total cash balance was as follows:

At March 31, 2016	Balance
Total bank balance	$130,000
FDIC insured	(130,000)
Uninsured amount	$-

The Partnership believes it mitigates the risk of holding uninsured deposits by depositing funds with more than one institution and by only depositing funds with major financial institutions. The Partnership deposits its funds with two institutions that are Moody's Aaa-and Aa3 Rated. The Partnership has not experienced any losses in such accounts, and believes it is not exposed to any significant credit risk. The amounts in such accounts will fluctuate throughout 2016 due to many factors, including cash receipts, equipment acquisitions, interest rates and distributions to investors.

The Partnership’s investment strategy of acquiring equipment and generally leasing it under triple-net leases to operators who generally meet specified financial standards minimizes our operating expenses.  As of March 31, 2016, the Partnership had future minimum rentals on non-cancelable operating leases of approximately $415,000 for the balance of the year ending December 31, 2016 and approximately $126,000 thereafter.  As of March 31, 2016, the Partnership had future minimum rentals on non-cancelable finance leases of approximately $34,000 for the balance of the year ending December 31, 2016 and approximately $44,000 thereafter.

As of March 31, 2016, our non-recourse debt was approximately $290,000 with interest rates ranging from 1.60% to 4.88% and will be payable through October 2018.

In December 2014, a significant lessee, ALSC, breached its Master Lease Agreement (“MLA”) scheduled to terminate in December 2015 and defaulted on its lease payments for equipment shared by the Partnership and other affiliated Funds.  On December 4, 2014, ALSC filed a voluntary petition for relief under Chapter 7 of the Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware.  On April 2, 2015, CCC, on behalf of the Funds, entered into a settlement agreement with the parent company of ALSC for $3,500,000.  The Partnership’s share of this settlement was approximately $84,000 of which $68,000 was recorded as a gain on termination of leases in the second quarter of 2015.  In addition, the Bankruptcy Court ordered the release of all equipment leased to ALSC under the MLA to the Partnerships.

In December 2014 a significant lessee, ALSC, breached its Master Lease Agreement (“MLA”) scheduled to terminate in December 2015 and defaulted on its lease payments for equipment shared by the Partnership and other affiliated Funds.  The MLA had an original equipment purchase price of approximately $10,000,000 and was scheduled to terminate in January 2016.  The Funds had received approximately $6,300,000 in scheduled lease payments prior to the December 2014 default.  Additionally, in January 2015, CCC, on behalf of the Funds, entered into a Purchase Agreement (“Purchase Agreement”) for the sale of the equipment to Medshare Technologies for approximately $3,400,000.  The Partnership’s share of the proceeds was $77,000.  As of March 31, 2016, the Partnership has received approximately $52,000 of the approximate $77,000 sale proceeds and has recorded a reserve against the outstanding receivable of approximately $7,000.   On April 2, 2015, Commonwealth reached a settlement agreement with the parent company of ALSC for $3,500,000. The Partnership’s share was approximately $84,000 of which $68,000 was recorded as a gain on termination of leases in the second quarter of 2015.

RESULTS OF OPERATIONS

Three months ended March 31, 2016 compared to three months ended March 31, 2015

Lease Revenue

Our lease revenue decreased to approximately $235,000 for the three months ended March 31, 2016, from approximately $561,000 for the three months ended March 31, 2015. The Partnership had 61 and 74 active operating leases for the three months ended March 31, 2016 and 2015, respectively.  This decrease was primarily due to fewer acquisitions of new leases during the three months ended March 31, 2016 compared to the termination of leases and the default of a significant lessee in the second quarter of 2015 (note 3 – ALSC disclosure).  Management expects to add new leases to the Partnership’s portfolio throughout 2016, primarily through debt financing.

Sale of Equipment

We sold equipment with a net book value of approximately $0 for a net gain of approximately $3,000 for the three months ended March 31, 2016.  This compares to the three months ended March 31, 2015, when we sold equipment with a net book value of approximately $87,000 for a net gain of approximately $14,000.

Operating Expenses

Our operating expenses, excluding depreciation, primarily consist of accounting and legal fees, outside service fees and reimbursement of expenses to CCC for administration and operation of the Partnership.  These expenses decreased to approximately $174,000 for the three months ended March 31, 2016, from approximately $208,000 for the three months ended March 31, 2015. This decrease is primarily attributable to a decrease in Other LP expenses and accounting fees, partially offset by an increase in legal fees.

Equipment Management Fees

We pay an equipment management fee to our general partner for managing our equipment portfolio. The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases and approximately 2% of the gross lease revenue attributable to equipment that is subject to direct financing leases. The equipment management fee decreased to approximately $12,000 for the three months ended March 31, 2016 from approximately $28,000 for the three months ended March 31, 2015, which is consistent with the decrease in lease revenue.

Depreciation and Amortization Expense

Depreciation and amortization expenses consist of depreciation on equipment and amortization of equipment acquisition fees.  These expenses decreased to approximately $244,000 for the three months ended March 31, 2016, from approximately $408,000 for the three months ended March 31, 2015.  This decrease was due to the higher frequency in the termination of leases and equipment being fully depreciated as compared to the acquisition of new leases for the three months ended March 31, 2016.

Net Loss

For the three months ended March 31, 2016, we recognized revenue of approximately $240,000 and expenses of approximately $435,000, resulting in a net loss of approximately $195,000.  For the three months ended March 31, 2015, we recognized revenue of approximately $578,000 and expenses of approximately $650,000, resulting in a net loss of approximately $72,000.  This change is due to the changes in revenue and expenses as described above.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

N/A

Item 4. Controls and Procedures

Our management, under the supervision and with the participation of the General Partner’s Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures related to our reporting and disclosure obligations as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, the General Partner’s Chief Executive Officer and Principal Financial Officer have concluded that, as of March 31, 2016, our disclosure controls and procedures are effective in ensuring that information relating to us which is required to be disclosed in our periodic reports filed or submitted under the Securities Exchange Act of 1934 is (a) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (b) accumulated and communicated to management, including the General Partner’s Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There were no changes in the Partnership’s internal control over financial reporting during the first quarter of 2016 that have materially affected or are reasonably likely to materially affect its internal control over financial reporting.

Part II: OTHER INFORMATION

Item 1. Legal Proceedings

Allied Health Care Services

As previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2015, management wrote off the fully reserved accounts receivable and fully impaired assets related to the lease to Allied Health Care Services, Inc. (“Allied”), due to the bankruptcy of Allied and the criminal conviction of its founder for fraud. There have been no material changes in the status of Allied’s bankruptcy or in the likelihood of recovering available assets since the date of the Partnership’s annual report. The deadline for the bankruptcy trustee to pursue adversary claims against certain creditors has expired, including extensions. The bankruptcy trustee cannot seek to claim the Partnership's payments received from Allied, therefore the Partnership has no exposure to such potential claims. Commonwealth continues to pursue all of our rights against both Allied and Mr. Schwartz to recover any available assets to the greatest extent possible.  During 2015, Commonwealth received an Allied bankruptcy settlement of approximately $448,000.  The Partnership’s portion was approximately $242,000, which was included as a bad debt recovery in the 2015 fourth quarter statement of financial operations.  The bankruptcy proceedings have been finalized and no further recovery is expected.

Medshare

In January 2015, CCC, on behalf of the Funds, entered into a Purchase Agreement (“Purchase Agreement”) for the sale of the equipment to Medshare Technologies (“Medshare”) for approximately $3,400,000.  The Partnership’s share of the sale proceeds was approximately $77,000.  As of March 31, 2016, the Partnership has received approximately $52,000 of the approximate $77,000 sale proceeds and has recorded a reserve against the outstanding receivable of approximately $7,000.  On April 3, 2015 Medshare was obligated to make payment in full and failed to do so.  As a result, Medshare defaulted on its purchase agreement with CCC and was issued a demand letter for full payment of the Equipment.  On June 25, 2015, Medshare filed a lawsuit in Texas state court for breach of contract (“State Suit”).  On June 26, 2015, Commonwealth filed a lawsuit in the Northern District of Texas against Medshare seeking payment in full and/or return of the Equipment and damages.  The State Suit was removed to federal court and the Judge has stated that money damages are sufficient and Medshare is to honor the agreement and satisfy the outstanding receivable owed to CCC.  The parties are currently in the discovery phase.  Based on discussions with counsel, management believes that the likelihood of loss is remote.  As such, management believes that resolution of the lawsuits will not result in any adverse financial impact on the Funds, but no assurance can be provided until the proceeding is resolved.

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

COMMONWEALTH INCOME & GROWTH FUND VI
BY: COMMONWEALTH INCOME & GROWTH FUND, INC., General Partner
May 16, 2016	By: /s/ Kimberly A. Springsteen-Abbott
Date	Kimberly A. Springsteen-Abbott
Chief Executive Officer Commonwealth Income & Growth Fund, Inc.

May 16, 2016 Date	By: /s/ Lynn A. Franceschina Lynn A. Franceschina Executive Vice President, Chief Operating Officer