Form 10-Q
period 2016-06-30
Commonwealth Income & Growth Fund VI
filed 2016-08-15
CIK 1351901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016 or

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

FORM 10-Q
JUNE 30, 2016

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
Commonwealth Income & Growth Fund VI
Condensed Balance Sheets

	June 30,	December 31,
	2016	2015
	(unaudited)
ASSETS
Cash and cash equivalents	$496,857	$20,855
Lease income receivable, net of reserve of approximately
$33,000 at June 30, 2016 and December 31, 2015	246,499	208,761
Accounts receivable, Commonwealth Capital Corp., net	250,573	829,224
Other receivables, net of reserve of approximately $7,000 and
$5,000 at June 30, 2016 and December 31, 2015, respectively	26,358	22,775
Prepaid expenses	6,078	1,967
	1,026,365	1,083,582

Net investment in finance leases	82,407	102,615

Equipment, at cost	8,740,299	9,308,099
Accumulated depreciation	(8,011,287)	(8,204,315)
	729,012	1,103,784

Equipment acquisition costs and deferred expenses, net of
accumulated amortization of approximately $52,000 and $60,000
at June 30, 2016 and December 31, 2015, respectively	15,991	27,608

Total Assets	$1,853,775	$2,317,589

LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES
Accounts payable	$164,299	$167,801
Accounts payable, CIGF, Inc., net	109,827	119,638
Other accrued expenses	108,057	18,365
Unearned lease income	48,924	62,650
Notes payable	219,538	367,801
Total Liabilities	650,645	736,255

COMMITMENTS AND CONTINGENCIES

PARTNERS' CAPITAL
General Partner	1,000	1,000
Limited Partners	1,202,130	1,580,334
Total Partners' Capital	1,203,130	1,581,334

Total Liabilities and Partners' Capital	$1,853,775	$2,317,589

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund VI
Condensed Statements of Operations
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue
Lease	$212,320	$549,684	$447,730	$1,110,808
Interest and other	1,268	4,536	2,917	7,001
Gain on sale of equipment	17,118	6,376	20,158	20,468
Total revenue and gain on sale of equipment	230,706	560,596	470,805	1,138,277

Expenses
Operating, excluding depreciation	120,424	108,531	294,531	316,973
Equipment management fee, General Partner	10,837	27,927	22,840	55,995
Interest	3,070	5,488	5,992	11,247
Depreciation	164,352	376,092	401,685	767,843
Amortization of equipment acquisition costs and deferred expenses	6,041	12,155	12,901	28,128
Bad debt expense	-	5,000	1,649	5,000
Total expenses	304,724	535,193	739,598	1,185,186

Net (loss) income	$(74,018)	$25,403	$(268,793)	$(46,909)

Net (loss) income allocated to Limited Partners	$(74,911)	$22,310	$(269,686)	$(54,088)

Net (loss) income per equivalent Limited Partnership unit	$(0.04)	$0.01	$(0.15)	$(0.03)

Weighted average number of equivalent
Limited Partnership units outstanding during
the period	1,782,812	1,794,699	1,785,554	1,794,870

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund VI
Condensed Statement of Partners' Capital
For the six months ended June 30, 2016
(unaudited)

	General	Limited
	Partner	Partner	General	Limited
	Units	Units	Partner	Partners	Total
Balance, January 1, 2016	50	1,792,074	$1,000	$1,580,334	$1,581,334
Net income (loss)	-	-	893	(269,686)	(268,793)
Redemptions	-	(9,262)	-	(20,071)	(20,071)
Distributions	-	-	(893)	(88,447)	(89,340)
Balance, June 30, 2016	50	1,782,812	$1,000	$1,202,130	$1,203,130

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund VI
Condensed Statements of Cash Flow
(unaudited)

	Six months ended June 30,
	2016	2015

Net cash provided by operating activities	$460,637	$426,223

Cash flows from investing activities
Capital expenditures	(6,139)	(8,639)
Payments received from finance leases	22,701	22,701
Equipment acquisition fees paid to General Partner	(1,076)	(1,844)
Net proceeds from the sale of equipment	20,158	118,183

Net cash provided by investing activities	35,644	130,401

Cash flows from financing activities
Redemptions	(20,071)	(3,931)
Debt placement fee	(208)	(375)
Distributions to Partners	-	(508,867)

Net cash used in financing activities	(20,279)	(513,173)

Net increase in cash and cash equivalents	476,002	43,451

Cash and cash equivalents at beginning of the period	20,855	148,748

Cash and cash equivalents at end of the period	$496,857	$192,199

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

For the second quarter of 2016, the General Partner elected to forgo distributions and allocations of net income owed to it and suspended limited partner distributions. The General Partner will reassess the funding of limited partner distributions on a quarterly basis, throughout 2016. The General Partner and CCC will also determine if related party payables owed to them by the Partnership may be deferred (if deemed necessary) in an effort to further increase the Partnership’s cash flow.

2. Summary of Significant Accounting Policies

Basis of Presentation

The financial information presented as of any date other than December 31, 2015 has been prepared from the books and records without audit. The following unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Financial information as of December 31, 2015 has been derived from the audited financial statements of the Partnership, but does not include all disclosures required by generally accepted accounting principles to be included in audited financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated, have been included. Operating results for the six months ended June 30, 2016 are not necessarily indicative of financial results that may be expected for the full year ended December 31, 2016.

Recently Adopted Accounting Pronouncements

In June 2015, the FASB issued Accounting Standards Update No. 2015-10, Technical Corrections and Improvements- Transition guidance varies based on the amendments in this Update. The amendments in this Update that require transition guidance are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. All other amendments will be effective upon the issuance of this Update. The Partnership is currently evaluating the effect that this ASU will have on its financial statements. This was adopted January 1, 2016; however, adoption of this ASU had no impact on the Partnership’s financial statements during the six months ended June 30, 2016.

In January 2015, the FASB issued Accounting Standards Update No. 2015-01, Income Statement—Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. Effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. A reporting entity also may apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The effective date is the same for both public business entities and all other entities. The Partnership is currently evaluating the effect that this ASU will have on its financial statements. This was adopted January 1, 2016; however, adoption of this ASU had no impact on the Partnership’s financial statements since there were no extraordinary and unusual items to report during the six months ended June 30, 2016.

Disclosure of Fair Value of Financial Instruments

Estimated fair value was determined by management using available market information and appropriate valuation methodologies. However, judgment was necessary to interpret market data and develop estimated fair value. Cash and cash equivalents, receivables, accounts payable and accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values as of June 30, 2016 and December 31, 2015 due to the short term nature of these financial instruments.

The Partnership’s long-term debt consists of notes payable, which are secured by specific equipment and are nonrecourse liabilities of the Partnership. The estimated fair value of this debt at June 30, 2016 and December 31, 2015 approximates the carrying value of these instruments, due to the interest rates on the debt approximating current market interest rates. The Partnership classifies the fair value of its notes payable within Level 2 of the valuation hierarchy based on the observable inputs used to estimate fair value.

Cash and cash equivalents

We consider cash equivalents to be highly liquid investments with an original maturity of 90 days or less.

At June 30, 2016, cash and cash equivalents was held in two accounts maintained at one financial institution with an aggregate balance of approximately $497,000. Bank accounts are federally insured up to $250,000 by the FDIC. At June 30, 2016, the total cash balance was as follows:

At June 30, 2016	Balance
Total bank balance	$497,000
FDIC insured	(250,000)
Uninsured amount	$247,000

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

Recent Accounting Pronouncements

In May 2016, the FASB issued Accounting Standards Update No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients- The amendments in this Update affect the guidance in Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606), which is not yet effective. The effective date and transition requirements for the amendments in this Update are the same as the effective date and transition requirements for Topic 606 (and any other Topic amended by Update 2014-09). Accounting Standards Update 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, defers the effective date of Update 2014-09 by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in Update 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Partnership is currently evaluating the effect that this ASU will have on its financial statements.

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

Remarketing fees will be paid to the leasing companies from which the Partnership purchases leases. These are fees that are earned by the leasing companies when the initial terms of the lease have been met. The General Partner believes that this strategy adds value since it entices the leasing company to remain actively involved with lessee and encourages potential extensions, remarketing or sale of equipment. This strategy is designed to minimize any conflicts the leasing company may have with a new lessee and may assist in maximizing overall portfolio performance. The remarketing fee is tied into lease performance thresholds and is a factor in the negotiation of the fee. Remarketing fees of approximately $3,000 were incurred for each of the six month periods ended June 30, 2016 and 2015.

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

In January 2015, CCC, on behalf of the Funds, entered into a Purchase Agreement for the sale of the equipment to Medshare Technologies for approximately $3,400,000.  The Partnership’s share of the proceeds was $77,000. As of June 30, 2016, the Partnership has received approximately $53,000 of the approximate $77,000 sale proceeds and has recorded a reserve against the outstanding receivable of approximately $7,000. (see note 7 – Medshare).

Gains from the termination of leases are recognized when the lease is modified and terminated concurrently. Gains from lease termination included in lease revenue for the six months ended June 30, 2016 and 2015, was approximately $2,000 and $79,000, respectively.

CCC, on behalf of the Partnership and on behalf of other affiliated companies and partnerships (“partnerships”), acquires equipment subject to associated debt obligations and lease agreements and allocates a participation in the cost, debt and lease revenue to the various companies based on certain risk factors.

The Partnership’s share of the cost of the equipment in which it participates with other partnerships at June 30, 2016 was approximately $4,776,000 and is included in the Partnership’s equipment on its balance sheet. The total cost of the equipment shared by the Partnership with other partnerships at June 30, 2016 was approximately $11,246,000. The Partnership’s share of the outstanding debt associated with this equipment at June 30, 2016 was approximately $101,000 and is included in the Partnership’s notes payable on its balance sheet. The total outstanding debt related to the equipment shared by the Partnership at June 30, 2016 was approximately $299,000.

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

The following is a schedule of future minimum rentals on non-cancellable operating leases at June 30, 2016:

For the period ended December	Amount
Six months ended December 31, 2016	$287,000
Year Ended December 31, 2017	112,000
Year Ended December 31, 2018	13,000
Year Ended December 31, 2019	1,000
$413,000

Finance Leases:

The following lists the components of the net investment in direct finance leases:
	June 30, 2016	December 31, 2015
Total minimum lease payments to be received	$67,000	$89,000
Estimated residual value of leased equipment (unguaranteed)	20,000	20,000
Less: unearned income	(4,000)	(8,000)
Initial direct costs finance leases	1,000	2,000
Net investment in finance leases	$82,000	$103,000

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

The following table presents the credit risk profile, by creditworthiness category, of our finance lease receivables at June 30, 2016:

Risk Level	Percent of Total
Low	-%
Moderate-Low	-%
Moderate	-%
Moderate-High	100%
High	-%
Net finance lease receivable	100%

As of June 30, 2016, we determined that we did not have a need for an allowance for uncollectible accounts associated with any of our finance leases, as the customer payment histories with us, associated with these leases.

CCC, on behalf of the Partnership and on behalf of other affiliated companies and partnerships (“partnerships”), acquires equipment subject to associated debt obligations and lease agreements and allocates a participation in the cost, debt and lease revenue to the various companies based on certain risk factors.

The following is a schedule of future minimum rentals on non-cancelable direct financing leases at June 30, 2016:

Amount
Six months ended December 31, 2016	$23,000
2017	39,000
2018	5,000
Total	$67,000

4. Related Party Transactions

Receivables/Payables

As of June 30, 2016 and December 31, 2015, the Company’s related party receivables and payables are short term, unsecured and non-interest bearing.

Six months ended June 30,	2016	2015

Reimbursable expenses
The General Partner and its affiliates are entitled to reimbursement by the Partnership for the cost of goods, supplies or services obtained and used by the General Partner in connection with the administration and operation of the Partnership from third parties unaffiliated with the General Partner. In addition, the General Partner and its affiliates are entitled to reimbursement of certain expenses incurred by the General Partner and its affiliates in connection with the administration and operation of the Partnership.  For the six months ended June 30, 2016 and 2015, the Partnership was charged approximately $96,000 and $138,000 in Other LP expense, respectively.
	$284,000	$319,000
Equipment acquisition fee
The General Partner earned an equipment acquisition fee of 4% of the purchase price of each item of equipment purchased as compensation for the negotiation of the acquisition of the equipment and lease thereof or sale under a conditional sales contract. For the six months ended June 30, 2016 and 2015, the General Partner earned acquisition fees from operating and finance leases of approximately $1,000 and $200, respectively.	$1,000	$2,000
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
	$23,000	$56,000
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
	$200	$400
Equipment liquidation fee
Also referred to as a "resale fee." With respect to each item of equipment sold by the general partner, we will pay a fee equal to the lesser of (i) 50% of the competitive equipment sale commission or (ii) three percent of the sales price of the equipment. The payment of this fee is subordinated to the receipt by the limited partners of (i) a return of their capital contributions and a 10% per annum cumulative return, compounded daily, on adjusted capital contributions and (ii) the net disposition proceeds from such sale in accordance with the partnership agreement. Our general partner, based on its experience in the equipment leasing industry and current dealings with others in the industry, uses its business judgment to determine if a given sales commission is competitive, reasonable and customary. Such fee will be reduced to the extent any liquidation or resale fees are paid to unaffiliated parties. The amount of such fees will depend upon the sale price of equipment sold. Sale prices will vary depending upon the type, age and condition of equipment sold. The shorter the terms of our leases, the more often we may sell equipment, which will increase liquidation fees we receive. For the six months ended June 30, 2016, the General Partner earned but waived approximately $600 in equipment liquidation fees.
	$-	$4,000

5. Notes Payable

Notes payable consisted of the following approximate amounts:

	June 30, 2016	December 31, 2015
Installment note payable to bank; interest rate of 4.23%, due in quarterly installments of $5,665, including interest, with final payment in June 2016	$-	$11,000
Installment note payable to bank; interest rate of 4.85%, due in quarterly installments of $35,894, including interest, with final payment in August 2016	36,000	105,000
Installment note payable to bank; interest rate of 4.23%, due in quarterly installments of $6,288, including interest, with final payment in December 2016	13,000	25,000
Installment note payable to bank; interest rate of 1.60%, due in monthly installments of $2,775, including interest, with final payment in March 2017	25,000	41,000
Installment note payable to bank; interest rate of 1.60%, due in monthly installments of $5,138, including interest, with final payment in April 2017	51,000	81,000
Installment note payable to bank; interest rate of 4.85%, due in quarterly installments of $7,699, including interest, with final payment in July 2017	37,000	52,000
Installment note payable to bank; interest rate of 4.23%, due in quarterly installments of $420, including interest, with final payment in August 2017	2,000	3,000
Installment note payable to bank; interest rate of 4.88%, due in monthly installments of $1,058, including interest, with final payment in October 2017	16,000	22,000
Installment note payable to bank; interest rate of 4.23%, due in quarterly installments ranging from $1,370, to $1,927, including interest, with final payment in February 2018	22,000	28,000
Installment note payable to bank; interest rate of 4.23%, due in quarterly installments of $141 including interest, with final payment in October 2018	4,000	-
Installment note payable to bank; interest rate of 1.80%, due in monthly installments of $456, including interest, with final payment in February 2019	14,000	28,000
	$220,000	$368,000

The notes are secured by specific equipment with a carrying value of approximately $528,000 as of June 30, 2016 and are nonrecourse liabilities of the Partnership. As such, the notes do not contain any financial debt covenants with which we must comply on either an annual or quarterly basis. Aggregate maturities of notes payable for each of the periods subsequent to June 30, 2016 are as follows:

Amount
Six months ended December 31, 2016	$125,000
Year ended December 31, 2017	83,000
Year ended December 31, 2018	11,000
Year ended December 31, 2019	1,000
$220,000

6. Supplemental Cash Flow Information

Other noncash activities included in the determination of net loss are as follows:

Six months ended June 30,	2016	2015
Lease revenue net of interest expense on notes payable realized as a result of direct payment of principal by lessee to bank	$169,000	$183,000

No interest or principal on notes payable was paid by the Partnership because direct payment was made by lessee to the bank in lieu of collection of lease income and payment of interest and principal by the Partnership.

Noncash investing and financing activities include the following:

Six months ended June 30,	2016	2015
Debt assumed in connection with purchase of equipment	$21,000	$37,000
Accrual for distribution to partners paid in July (included in other accrued expenses)	$89,000	$209,000

During the six months ended June 30, 2016 and 2015, the Partnership wrote-off fully amortized acquisition and finance fees of approximately $21,000 and $33,000, respectively.

During the six months ended June 30, 2016 and 2015, the Partnership wrote-off fully depreciated equipment of approximately $0 and $16,000, respectively.

7. Commitments and Contingencies

Allied Health Care Services

As previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2015, management wrote off the fully reserved accounts receivable and fully impaired assets related to the lease to Allied Health Care Services, Inc. (“Allied”), due to the bankruptcy of Allied and the criminal conviction of its founder, Mr. Schwartz, for fraud. There have been no material changes in the status of Allied’s bankruptcy or in the likelihood of recovering available assets since the date of the Partnership’s annual report. The deadline for the bankruptcy trustee to pursue adversary claims against certain creditors has expired, including extensions. The bankruptcy trustee cannot seek to claim the Partnership's payments received from Allied, therefore the Partnership has no exposure to such potential claims. Commonwealth continues to pursue all of our rights against both Allied and Mr. Schwartz to recover any available assets to the greatest extent possible. During 2015, Commonwealth received an Allied bankruptcy settlement of approximately $448,000. The Partnership’s portion was approximately $242,000, which was included as a bad debt recovery in the 2015 fourth quarter statement of financial operations. The bankruptcy proceedings have been finalized and no further recovery is expected.

Medshare

In January 2015, CCC, on behalf of the Funds, entered into a Purchase Agreement (“Purchase Agreement”) for the sale of the equipment to Medshare Technologies (“Medshare”) for approximately $3,400,000.  The Partnership’s share of the sale proceeds was approximately $77,000.  As of June 30, 2016, the Partnership has received approximately $53,000 of the approximate $77,000 sale proceeds and has recorded a reserve against the outstanding receivable of approximately $7,000.  On April 3, 2015 Medshare was obligated to make payment in full and failed to do so. As a result, Medshare defaulted on its purchase agreement with CCC and was issued a demand letter for full payment of the Equipment.  On June 25, 2015, Medshare filed a lawsuit in Texas state court for breach of contract (“State Suit”).  On June 26, 2015, Commonwealth filed a lawsuit in the Northern District of Texas against Medshare seeking payment in full and/or return of the Equipment and damages.

In July 2016, CCC, on behalf of the Funds, entered into a $1,400,000 binding Settlement Agreement (“Settlement Agreement”) with Medshare and its principal owner, Chris Cleary (collectively referred to as “Defendants”), who are held jointly and severally liable for the entire settlement. On August 2, 2016, the Defendants made payment to CCC of an initial $200,000 to be followed by 24 structured monthly payments of approximately $50,000 per month to begin no later than September 15, 2016. The Partnership’s share of the Settlement Agreement is approximately $23,000 and is to be applied against the net Medshare receivable of approximately $18,000. The remaining $5,000 will be applied against the $7,000 reserve and recorded as a bad debt recovery. Should the Defendants default at any time, the settlement agreement includes a consent judgment that allows CCC to seek immediate judgment against the Defendants from a court of competent jurisdiction for the liquidated damage amount of $1.5 million (less any payment received after execution of the agreement). The Partnership’s share of the judgment would be approximately $24,000. Based on discussions with counsel, management believes that the likelihood of loss is remote.  As such, management believes that the settlement of the lawsuits will not result in any adverse financial impact on the Funds, but no assurance can be provided until the proceeding is resolved.

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

INDUSTRY OVERVIEW

The Equipment Leasing and Finance Association's (ELFA) Monthly Leasing and Finance Index, which reports economic activity from 25 companies representing a cross section of the $1 trillion equipment finance sector, showed their overall new business volume for June 2016 was $10.0 billion, up 3% year-over-year from new business volume in June 2015. Volume was up 47% month-to-month from $6.8 billion in May 2016. Year to date, cumulative new business volume decreased 7% compared to 2015.

ELFA President and CEO Ralph Petta said, "New business volume experienced a healthy increase in June, eclipsing a similarly strong year-ago month. In fact, June's originations were the largest since end-of-year 2015, when business activity in the equipment finance sector typically spikes upward. However, volume for the year thus far is still down when compared to last year at this time. This uneven performance appears to reflect the trend toward continued slow economic growth and volatile equity markets in the U.S., as well as troubling international events that are causing business owners to approach capital investment decisions with a wary eye. A decline in portfolio quality contributes to a narrative of an equipment finance market trying to gain its footing in the face of a volatile economy amidst a recent period of uncertain political and social unrest."

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

REVENUE RECOGNITION

As of June 30, 2016, the Partnership’s lease portfolio consisted of operating leases and finance leases. For operating leases, lease revenue is recognized on a straight-line basis in accordance with the terms of the lease agreement.

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

Gains from the termination of leases are recognized when the lease is modified and terminated concurrently. Gains from lease termination included in lease revenue for the six months ended June 30, 2016 and 2015, was approximately $2,000 and $79,000, respectively.

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

Residual values are determined by management and are calculated using information from both internal and external sources, as well as other economic indicators

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash

Our primary sources of cash for the six months ended June 30, 2016 were cash provided by operating activities of approximately $461,000, payments received from finance leases of approximately $23,000 and net proceeds from the sale of equipment of approximately $20,000. This compares to the six months ended June 30, 2015 where our primary sources of cash were provided by operating activities of approximately $426,000, payments received from finance leases of approximately $23,000 and net proceeds from the sale of equipment of approximately $118,000.

Our primary uses of cash for the six months ended June 30, 2016 were for the purchase of new equipment of approximately $6,000 and partner redemptions of approximately $20,000.  For the six months ended June 30, 2015, our primary uses of cash were for the purchase of new equipment of approximately $9,000 and distributions to partners of approximately $509,000.   Distributions to partners of approximately $89,000 and $209,000 were accrued at June 30, 2016 and 2015, respectively, and paid in July 2016 and 2015.

Cash was provided by operating activities for the six months ended June 30, 2016 of approximately $461,000, which includes a net loss of approximately $269,000, depreciation and amortization expenses of approximately $415,000 and gain on sale of equipment of approximately $20,000. Other noncash activities included in the determination of net income include direct payments to banks by lessees of approximately $169,000 and bad debt expense of approximately $2,000. For the six months ended June 30, 2015, cash was provided by operating activities of approximately $426,000, which includes a net loss of approximately $47,000, depreciation and amortization expenses of approximately $796,000 and gain on sale of computer equipment of approximately $20,000. Other noncash activities included in the determination of net income include direct payments to banks by lessees of approximately $183,000 and bad debt expense of approximately $5,000.

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

We consider cash and cash equivalents to be highly liquid investments with an original maturity of 90 days or less.

At June 30, 2016, cash was held in two accounts maintained at one financial institution with an aggregate balance of approximately $497,000. Bank accounts are federally insured up to $250,000 by the FDIC. At June 30, 2016, the total cash balance was as follows:

At June 30, 2016	Balance
Total bank balance	$497,000
FDIC insured	(250,000)
Uninsured amount	$247,000

The Partnership's deposits are fully insured by the FDIC. The Partnership has not experienced any losses in our accounts, and believes it is not exposed to any significant credit risk. The amounts in such accounts will fluctuate throughout 2016 due to many factors, including cash receipts, equipment acquisitions, interest rates and distributions to investors.

The Partnership’s investment strategy of acquiring equipment and generally leasing it under triple-net leases to operators who generally meet specified financial standards minimizes our operating expenses. As of June 30, 2016, the Partnership had future minimum rentals on non-cancelable operating leases of approximately $287,000 for the balance of the year ending December 31, 2016 and approximately $126,000 thereafter. As of June 30, 2016, the Partnership had future minimum rentals on non-cancelable finance leases of approximately $23,000 for the balance of the year ended December 31, 2016 and approximately $44,000 thereafter.

As of June 30, 2016, our non-recourse debt was approximately $220,000 with interest rates ranging from 1.60% to 4.88% and will be payable through February 2019.

For the second quarter of 2016, the General Partner elected to forgo distributions and allocations of net income owed to it and suspended limited partner distributions. The General Partner will reassess the funding of limited partner distributions on a quarterly basis, throughout 2016. The General Partner and CCC will also determine if related party payables owed to them by the Partnership may be deferred (if deemed necessary) in an effort to further increase the Partnership’s cash flow.

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

In January 2015, CCC, on behalf of the Funds, entered into a Purchase Agreement (“Purchase Agreement”) for the sale of the equipment to Medshare Technologies (“Medshare”) for approximately $3,400,000.  The Partnership’s share of the sale proceeds was approximately $77,000.  As of June 30, 2016, the Partnership has received approximately $53,000 of the approximate $77,000 sale proceeds and has recorded a reserve against the outstanding receivable of approximately $7,000.  On April 3, 2015 Medshare was obligated to make payment in full and failed to do so. As a result, Medshare defaulted on its purchase agreement with CCC and was issued a demand letter for full payment of the Equipment.  On June 25, 2015, Medshare filed a lawsuit in Texas state court for breach of contract (“State Suit”).  On June 26, 2015, Commonwealth filed a lawsuit in the Northern District of Texas against Medshare seeking payment in full and/or return of the Equipment and damages.

In July 2016, CCC, on behalf of the Funds, entered into a $1,400,000 binding Settlement Agreement (“Settlement Agreement”) with Medshare and its principal owner, Chris Cleary (collectively referred to as “Defendants”), who are held jointly and severally liable for the entire settlement. On August 2, 2016, the Defendants made payment to CCC of an initial $200,000 to be followed by 24 structured monthly payments of approximately $50,000 per month to begin no later than September 15, 2016. The Partnership’s share of the Settlement Agreement is approximately $23,000 and is to be applied against the net Medshare receivable of approximately $18,000. The remaining $5,000 will be applied against the $7,000 reserve and recorded as a bad debt recovery. Should the Defendants default at any time, the settlement agreement includes a consent judgment that allows CCC to seek immediate judgment against the Defendants from a court of competent jurisdiction for the liquidated damage amount of $1.5 million (less any payment received after execution of the agreement). The Partnership’s share of the judgment would be approximately $24,000. Based on discussions with counsel, management believes that the likelihood of loss is remote.  As such, management believes that the settlement of the lawsuits will not result in any adverse financial impact on the Funds, but no assurance can be provided until the proceeding is resolved.

RESULTS OF OPERATIONS

Three months ended June 30, 2016 compared to three months ended June 30, 2015

Lease Revenue

Lease revenue declined to approximately $212,000 for the three months ended June 30, 2016, from approximately $550,000 for the three months ended June 30, 2015. The Partnership had 56 and 71 active operating leases for the three months ended June 30, 2016 and 2015, respectively. This decrease was primarily due to fewer acquisitions of new leases during the three months ended June 30, 2016 compared to the termination of leases and the default of a significant lessee in the second quarter of 2015 (note 3 – ALSC disclosure). Management expects to add new leases to the Partnership’s portfolio throughout 2016, primarily through debt financing.

Sale of Equipment

For the three months ended June 30, 2016, the Partnership sold fully depreciated equipment with a net book value of approximately $0 for net gain of approximately $17,000. This compares to the three months ended June 30, 2015, when we sold fully depreciated equipment with a net book value of approximately $10,000 for net gain of approximately $6,000.

Operating Expenses

Our operating expenses, excluding depreciation, primarily consist of accounting and legal fees, outside service fees and reimbursement of expenses to CCC for administration and operation of the Partnership. These expenses increased to approximately $120,000 for the three months ended June 30, 2016, from approximately $109,000 for the three months ended June 30, 2015. This increase is primarily attributable to an increase in accounting fees and financial reporting and IT related expenses of approximately $21,000 as a result of a change in software used for SEC electronic filing and a CRM/Great Plains accounting system interface. Partially offsetting these expenses was a decrease in other LP expenses of approximately $8,000.

Equipment Management Fees

We pay an equipment management fee to our general partner for managing our equipment portfolio. The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases and approximately 2% of the gross lease revenue attributable to equipment that is subject to direct financing leases. The equipment management fee decreased to approximately $11,000 for the three months ended June 30, 2016 from approximately $28,000 for the three months ended June 30, 2015, which is consistent with the decrease in lease revenue.

Depreciation and Amortization Expense

Depreciation and amortization expenses consist of depreciation on equipment and amortization of equipment acquisition fees. These expenses decreased to approximately $170,000 for the three months ended June 30, 2016, from approximately $388,000 for the three months ended June 30, 2015. This decrease was due to the higher frequency in the termination of leases and equipment being fully depreciated as compared to the acquisition of new leases for the three months ended June 30, 2016.

Net (Loss) Income

For the three months ended June 30, 2016, we recognized revenue of approximately $231,000 and expenses of approximately $305,000, resulting in net loss of approximately $74,000. For the three months ended June 30, 2015, we recognized revenue of approximately $560,000 and expenses of approximately $535,000, resulting in a net income of approximately $25,000. This change in net (loss) income is due to the changes in revenue and expenses as described above.

Six months ended June 30, 2016 compared to six months ended June 30, 2015

Lease Revenue

Lease revenue declined to approximately $448,000 for the six months ended June 30, 2016, from approximately $1,111,000 for the six months ended June 30, 2015. The Partnership had 61 and 77 active operating leases for the six months ended June 30, 2016 and 2015, respectively. This decrease was primarily due to fewer acquisitions of new leases during the six months ended June 30, 2016 compared to the termination of leases and the default of a significant lessee in the second quarter of 2015 (note 3 – ALSC disclosure). Management expects to add new leases to the Partnership’s portfolio throughout 2016, primarily through debt financing.

Sale of Equipment

For the six months ended June 30, 2016, we sold equipment held under operating leases with a net book value of approximately $0 for net gain of approximately $20,000. This compares to the six months ended June 30, 2015, when we sold equipment held under operating leases with a net book value of approximately $98,000 for net gain of approximately $20,000.

Operating Expenses

Our operating expenses, excluding depreciation, primarily consist of accounting and legal fees, outside service fees and reimbursement of expenses to CCC for administration and operation of the Partnership. These expenses decreased to approximately $295,000 for the six months ended June 30, 2016, from approximately $317,000 for the six months ended June 30, 2015. This decrease is primarily attributable to a decrease in Other LP expense of approximately $41,000, partially offset by an increase in legal fees of approximately $11,000 as a result of the Medshare Settlement Agreement (see Note 8).
.
Equipment Management Fees

We pay an equipment management fee to our general partner for managing our equipment portfolio. The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases and approximately 2% of the gross lease revenue attributable to equipment that is subject to direct financing leases. The equipment management fee decreased to approximately $23,000 for the six months ended June 30, 2016 from approximately $56,000 for the six months ended June 30, 2015. This decline is consistent with the overall decrease in lease revenue.

Depreciation and Amortization Expense

Depreciation and amortization expenses consist of depreciation on equipment and amortization of equipment acquisition fees. These expenses decreased to approximately $415,000 for the six months ended June 30, 2016, from approximately $796,000 for the six months ended June 30, 2015. This decrease was due to the higher frequency in the termination of leases and equipment being fully depreciated as compared to the acquisition of new leases for the six months ended June 30, 2016.

Net Loss

For the six months ended June 30, 2016, we recognized revenue of approximately $471,000 and expenses of approximately $740,000, resulting in a net loss of approximately $269,000. For the six months ended June 30, 2015, we recognized revenue of approximately $1,138,000 and expenses of approximately $1,185,000, resulting in a net loss of approximately $47,000. This change in net loss is due to the changes in revenue and expenses as described above.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

N/A

Item 4. Controls and Procedures

Our management, under the supervision and with the participation of the General Partner’s Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures related to our reporting and disclosure obligations as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, the General Partner’s Chief Executive Officer and Principal Financial Officer have concluded that, as of June 30, 2016, our disclosure controls and procedures are effective in ensuring that information relating to us which is required to be disclosed in our periodic reports filed or submitted under the Securities Exchange Act of 1934 is (a) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (b) accumulated and communicated to management, including the General Partner’s Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There were no changes in the Partnership’s internal control over financial reporting during the second quarter of 2016 that have materially affected or are reasonably likely to materially affect its internal control over financial reporting.

Part II: OTHER INFORMATION

Item 1. Legal Proceedings

Allied Health Care Services

As previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2015, management wrote off the fully reserved accounts receivable and fully impaired assets related to the lease to Allied Health Care Services, Inc. (“Allied”), due to the bankruptcy of Allied and the criminal conviction of its founder, Mr. Schwartz, for fraud. There have been no material changes in the status of Allied’s bankruptcy or in the likelihood of recovering available assets since the date of the Partnership’s annual report. The deadline for the bankruptcy trustee to pursue adversary claims against certain creditors has expired, including extensions. The bankruptcy trustee cannot seek to claim the Partnership's payments received from Allied, therefore the Partnership has no exposure to such potential claims. Commonwealth continues to pursue all of our rights against both Allied and Mr. Schwartz to recover any available assets to the greatest extent possible. During 2015, Commonwealth received an Allied bankruptcy settlement of approximately $448,000. The Partnership’s portion was approximately $242,000, which was included as a bad debt recovery in the 2015 fourth quarter statement of financial operations. The bankruptcy proceedings have been finalized and no further recovery is expected.

Medshare

In January 2015, CCC, on behalf of the Funds, entered into a Purchase Agreement (“Purchase Agreement”) for the sale of the equipment to Medshare Technologies (“Medshare”) for approximately $3,400,000.  The Partnership’s share of the sale proceeds was approximately $77,000.  As of June 30, 2016, the Partnership has received approximately $53,000 of the approximate $77,000 sale proceeds and has recorded a reserve against the outstanding receivable of approximately $7,000.  On April 3, 2015 Medshare was obligated to make payment in full and failed to do so. As a result, Medshare defaulted on its purchase agreement with CCC and was issued a demand letter for full payment of the Equipment.  On June 25, 2015, Medshare filed a lawsuit in Texas state court for breach of contract (“State Suit”).  On June 26, 2015, Commonwealth filed a lawsuit in the Northern District of Texas against Medshare seeking payment in full and/or return of the Equipment and damages.

In July 2016, CCC, on behalf of the Funds, entered into a $1,400,000 binding Settlement Agreement (“Settlement Agreement”) with Medshare and its principal owner, Chris Cleary (collectively referred to as “Defendants”), who are held jointly and severally liable for the entire settlement. On August 2, 2016, the Defendants made payment to CCC of an initial $200,000 to be followed by 24 structured monthly payments of approximately $50,000 per month to begin no later than September 15, 2016. The Partnership’s share of the Settlement Agreement is approximately $23,000 and is to be applied against the net Medshare receivable of approximately $18,000. The remaining $5,000 will be applied against the $7,000 reserve and recorded as a bad debt recovery. Should the Defendants default at any time, the settlement agreement includes a consent judgment that allows CCC to seek immediate judgment against the Defendants from a court of competent jurisdiction for the liquidated damage amount of $1.5 million (less any payment received after execution of the agreement). The Partnership’s share of the judgment would be approximately $24,000. Based on discussions with counsel, management believes that the likelihood of loss is remote.  As such, management believes that the settlement of the lawsuits will not result in any adverse financial impact on the Funds, but no assurance can be provided until the proceeding is resolved.

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

COMMONWEALTH INCOME & GROWTH FUND VI
BY: COMMONWEALTH INCOME & GROWTH FUND, INC., General Partner
August 15, 2016	By: /s/ Kimberly A. Springsteen-Abbott
Date	Kimberly A. Springsteen-Abbott
Chief Executive Officer Commonwealth Income & Growth Fund, Inc.

August 15, 2016	By: /s/ Lynn A. Franceschina
Date	Lynn A. Franceschina
Executive Vice President, Chief Operating Officer