Form 10-Q
period 2016-09-30
Commonwealth Income & Growth Fund VI
filed 2016-11-14
CIK 1351901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016 or

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

FORM 10-Q
SEPTEMBER 30, 2016

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
Commonwealth Income & Growth Fund VI
Condensed Balance Sheets

	September 30,	December 31,
	2016	2015
	(unaudited)
ASSETS
Cash and cash equivalents	$284,075	$20,855
Lease income receivable, net of reserve of approximately
$33,000 at September 30, 2016 and December 31, 2015	226,578	208,761
Accounts receivable, Commonwealth Capital Corp., net	110,446	829,224
Other receivables, net of reserve of approximately $7,000 and
$5,000 at September 30, 2016 and December 31, 2015, respectively	65,967	22,775
Prepaid expenses	4,154	1,967
	691,220	1,083,582

Net investment in finance leases	72,092	102,615

Equipment, at cost	9,227,541	9,308,099
Accumulated depreciation	(8,015,404)	(8,204,315)
	1,212,137	1,103,784

Equipment acquisition costs and deferred expenses, net of
accumulated amortization of approximately $56,000 and $60,000
at September 30, 2016 and December 31, 2015, respectively	41,009	27,608

Total Assets	$2,016,458	$2,317,589

LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES
Accounts payable	$160,818	$167,801
Accounts payable, CIGF, Inc., net	86,448	119,638
Other accrued expenses	67,608	18,365
Unearned lease income	45,815	62,650
Notes payable	689,345	367,801
Total Liabilities	1,050,034	736,255

COMMITMENTS AND CONTINGENCIES

PARTNERS' CAPITAL
General Partner	1,000	1,000
Limited Partners	965,424	1,580,334
Total Partners' Capital	966,424	1,581,334

Total Liabilities and Partners' Capital	$2,016,458	$2,317,589

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund VI
Condensed Statements of Operations
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenue
Lease	$239,243	$430,842	$686,973	$1,541,650
Interest and other	1,623	3,463	4,540	10,464
Gain on sale of equipment	11,086	140,591	31,244	161,059
Total revenue and gain on sale of equipment	251,952	574,896	722,757	1,713,173

Expenses
Operating, excluding depreciation	108,637	102,691	403,168	419,664
Equipment management fee, General Partner	12,190	21,769	35,030	77,764
Interest	1,836	4,885	7,828	16,132
Depreciation	191,914	335,760	593,599	1,103,603
Amortization of equipment acquisition costs and deferred
expenses	8,213	11,001	21,114	39,129
Bad debt expense	-	-	1,649	5,000
Total expenses	322,790	476,106	1,062,388	1,661,292

Net (loss) income	$(70,838)	$98,790	$(339,631)	$51,881

Net (loss) income allocated to Limited Partners	$(71,722)	$98,191	$(341,408)	$44,103

Net (loss) income per equivalent Limited Partnership unit	$(0.04)	$0.05	$(0.19)	$0.02

Weighted average number of equivalent
Limited Partnership units outstanding during
the period	1,775,409	1,792,624	1,785,243	1,794,113

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund VI
Condensed Statement of Partners' Capital
For the nine months ended September 30, 2016
(unaudited)

	General	Limited
	Partner	Partner	General	Limited
	Units	Units	Partner	Partners	Total
Balance, January 1, 2016	50	1,792,074	$1,000	$1,580,334	$1,581,334
Net income (loss)	-	-	1,777	(341,408)	(339,631)
Redemptions	-	(24,748)	-	(97,574)	(97,574)
Distributions	-	-	(1,777)	(175,928)	(177,705)
Balance, September 30, 2016	50	1,767,326	$1,000	$965,424	$966,424

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund VI
Condensed Statements of Cash Flow
(unaudited)

	Nine months ended
	September 30,
	2016	2015

Net cash provided by operating activities	$584,730	$425,193

Cash flows from investing activities
Capital expenditures	(95,194)	(8,639)
Payments received from finance leases	34,051	34,051
Equipment acquisition fees paid to General Partner	(28,805)	(1,844)
Net proceeds from the sale of equipment	49,427	258,775

Net cash (used in) provided by investing activities	(40,521)	282,343

Cash flows from financing activities
Redemptions	(97,574)	(12,943)
Debt placement fee	(5,710)	(375)
Distributions to Partners	(177,705)	(777,868)

Net cash used in financing activities	(280,989)	(791,186)

Net increase (decrease) in cash and cash equivalents	263,220	(83,650)

Cash and cash equivalents at beginning of the period	20,855	148,748

Cash and cash equivalents at end of the period	$284,075	$65,098

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The financial information presented as of any date other than December 31, 2015 has been prepared from the books and records without audit. The following unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Financial information as of December 31, 2015 has been derived from the audited financial statements of the Partnership, but does not include all disclosures required by generally accepted accounting principles to be included in audited financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated, have been included. Operating results for the nine months ended September 30, 2016 are not necessarily indicative of financial results that may be expected for the full year ended December 31, 2016.

Recently Adopted Accounting Pronouncements

In June 2015, the FASB issued Accounting Standards Update No. 2015-10, Technical Corrections and Improvements- Transition guidance varies based on the amendments in this Update. The amendments in this Update that require transition guidance are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. All other amendments will be effective upon the issuance of this Update. The Partnership is currently evaluating the effect that this ASU will have on its financial statements. This was adopted January 1, 2016; however, adoption of this ASU had no impact on the Partnership’s financial statements during the nine months ended September 30, 2016.

In January 2015, the FASB issued Accounting Standards Update No. 2015-01, Income Statement—Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. Effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. A reporting entity also may apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The effective date is the same for both public business entities and all other entities. The Partnership is currently evaluating the effect that this ASU will have on its financial statements. This was adopted January 1, 2016; however, adoption of this ASU had no impact on the Partnership’s financial statements since there were no extraordinary and unusual items to report during the nine months ended September 30, 2016.

Disclosure of Fair Value of Financial Instruments

Estimated fair value was determined by management using available market information and appropriate valuation methodologies. However, judgment was necessary to interpret market data and develop estimated fair value. Cash and cash equivalents, receivables, accounts payable and accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values as of September 30, 2016 and December 31, 2015 due to the short term nature of these financial instruments.

The Partnership’s long-term debt consists of notes payable, which are secured by specific equipment and are nonrecourse liabilities of the Partnership. The estimated fair value of this debt at September 30, 2016 and December 31, 2015 approximates the carrying value of these instruments, due to the interest rates on the debt approximating current market interest rates. The Partnership classifies the fair value of its notes payable within Level 2 of the valuation hierarchy based on the observable inputs used to estimate fair value.

Cash and cash equivalents

We consider cash equivalents to be highly liquid investments with an original maturity of 90 days or less. At September 30, 2016, cash and cash equivalents was held in two accounts maintained at one financial institution with an aggregate balance of approximately $286,000. Bank accounts are federally insured up to $250,000 by the FDIC. At September 30, 2016, the total cash balance was as follows:

At September 30, 2016	Balance
Total bank balance	$286,000
FDIC insured	(250,000)
Uninsured amount	$36,000

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

Recent Accounting Pronouncements

In August 2016, the FASB issued Accounting Standards Update 2016-15—Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments- The amendments in this Update apply to all entities, including both business entities and not-for-profit entities that are required to present a statement of cash flows under Topic 230. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period. The Partnership is currently evaluating the effect that this ASU will have on its financial statements.

In March, April and May 2016, the FASB issued Accounting Standards Update- Revenue from Contracts with Customers (Topic 606): No. 2016-12, Narrow-Scope Improvements and Practical Expedients, No. 2016-10, Identifying Performance Obligations and Licensing and No. 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net, respectively. The amendments in this Update affect the guidance in Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606), which is not yet effective. The effective date and transition requirements for the amendments in this Update are the same as the effective date and transition requirements for Topic 606 (and any other Topic amended by Update 2014-09). Accounting Standards Update 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, defers the effective date of Update 2014-09 by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in Update 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Partnership is currently evaluating the effect that this ASU will have on its financial statements.

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

Remarketing fees will be paid to the leasing companies from which the Partnership purchases leases. These are fees that are earned by the leasing companies when the initial terms of the lease have been met. The General Partner believes that this strategy adds value since it entices the leasing company to remain actively involved with lessee and encourages potential extensions, remarketing or sale of equipment. This strategy is designed to minimize any conflicts the leasing company may have with a new lessee and may assist in maximizing overall portfolio performance. The remarketing fee is tied into lease performance thresholds and is a factor in the negotiation of the fee.  Remarketing fees of approximately $4,000 were incurred for each of the nine month periods ended September 30, 2016 and 2015. For the nine months ended September 30, 2016 and 2015, there were no remarketing fees paid with cash or netted against receivables due from such parties.

In December 2014, a significant lessee, ALSC, breached its Master Lease Agreement (“MLA”) scheduled to terminate in December 2015 and defaulted on its lease payments for equipment shared by the Partnership and other affiliated Funds.  On December 4, 2014, ALSC filed a voluntary petition for relief under Chapter 7 of the Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware.  On April 2, 2015, CCC, on behalf of the Funds, entered into a settlement agreement with the parent company of ALSC for $3,500,000.  The Partnership’s share of this settlement was approximately $84,000 of which $68,000 was recorded as a gain on termination of leases included in lease revenue in the second quarter of 2015.  In addition, the Bankruptcy Court ordered the release of all equipment leased to ALSC under the MLA to the Partnerships.

In January 2015, CCC, on behalf of the Funds, entered into a Purchase Agreement for the sale of the equipment to Medshare Technologies (see note 7 - Medshare).

Gains from the termination of leases are recognized when the lease is modified and terminated concurrently.  Gains from lease termination included in lease revenue for the nine months ended September 30, 2016 and 2015, was approximately $4,000 and $79,000, respectively.

CCC, on behalf of the Partnership and on behalf of other affiliated companies and partnerships (“partnerships”), acquires equipment subject to associated debt obligations and lease agreements and allocates a participation in the cost, debt and lease revenue to the various companies based on certain risk factors.

The Partnership’s share of the cost of the equipment in which it participates with other partnerships at September 30, 2016 was approximately $4,776,000 and is included in the Partnership’s equipment on its balance sheet. The total cost of the equipment shared by the Partnership with other partnerships at September 30, 2016 was approximately $10,578,000. The Partnership’s share of the outstanding debt associated with this equipment at September 30, 2016 was approximately $49,000 and is included in the Partnership’s notes payable on its balance sheet. The total outstanding debt related to the equipment shared by the Partnership at September 30, 2016 was approximately $139,000.

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

As the Partnership and the other programs managed by the General Partner increase their overall portfolio size, opportunities for shared participation are expected to continue. Sharing in the acquisition of a lease portfolio gives the fund an opportunity to acquire additional assets and revenue streams, while allowing the fund to remain diversified and reducing its overall risk with respect to one portfolio. As additional investment opportunities arise during the remainder of 2016, the Partnership expects total shared equipment and related debt to trend higher as the Partnership builds its portfolio.

The following is a schedule of future minimum rentals on non-cancellable operating leases at September 30, 2016:

Amount
Three months ended December 31, 2016	$183,000
Year Ended December 31, 2017	296,000
Year Ended December 31, 2018	198,000
Year Ended December 31, 2019	180,000
$857,000

Finance Leases:

The following lists the components of the net investment in direct finance leases:
	September 30, 2016	December31, 2015
Total minimum lease payments to be received	$55,000	$89,000
Estimated residual value of leased equipment (unguaranteed)	20,000	20,000
Less: unearned income	(4,000)	(8,000)
Initial direct costs finance leases	1,000	2,000
Net investment in finance leases	$72,000	$103,000

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

The following table presents the credit risk profile, by creditworthiness category, of our direct finance lease receivables at September 30, 2016:

Risk Level	Percent of Total
Low	-%
Moderate-Low	-%
Moderate	-%
Moderate-High	100%
High	-%
Net finance lease receivable	100%

As of September 30, 2016, we determined that we did not have a need for an allowance for uncollectible accounts associated with any of our finance leases, as the customer payment histories with us, associated with these leases.

The following is a schedule of future minimum rentals on non-cancelable direct financing leases at September 30, 2016:
Amount
Three months ended December 31, 2016	$11,000
Year ended December 31, 2017	39,000
Year ended December 31, 2018	5,000
$55,000

4. Related Party Transactions

Receivables/Payables

As of September 30, 2016 and December 31, 2015, the Company’s related party receivables and payables are short term, unsecured and non-interest bearing.

Nine months ended September 30,	2016	2015
Reimbursable Expenses
The General Partner and its affiliates are entitled to reimbursement by the Partnership for the cost of goods, supplies or services obtained and used by the General Partner in connection with the administration and operation of the Partnership from third parties unaffiliated with the General Partner. In addition, the General Partner and its affiliates are entitled to reimbursement of certain expenses incurred by the General Partner and its affiliates in connection with the administration and operation of the Partnership.  For the nine months ended September 30, 2016 and 2015, the Partnership was charged approximately $158,000 and $196,000 in Other LP expense, respectively.
	$384,000	$414,000

Equipment Acquisition Fee
The General Partner earned an equipment acquisition fee of 4% of the purchase price of each item of equipment purchased as compensation for the negotiation of the acquisition of the equipment and lease thereof or sale under a conditional sales contract. For the nine months ended September 30, 2016, the General Partner earned acquisition fees from operating and finance leases of approximately $29,000 and $0, respectively.	$29,000	$2,000

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
	$35,000	$78,000

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
	$6,000	$400

Equipment liquidation fee
Also referred to as a "resale fee." With respect to each item of equipment sold by the general partner, we will pay a fee equal to the lesser of (i) 50% of the competitive equipment sale commission or (ii) three percent of the sales price of the equipment. The payment of this fee is subordinated to the receipt by the limited partners of (i) a return of their capital contributions and a 10% per annum cumulative return, compounded daily, on adjusted capital contributions and (ii) the net disposition proceeds from such sale in accordance with the partnership agreement. Our general partner, based on its experience in the equipment leasing industry and current dealings with others in the industry, uses its business judgment to determine if a given sales commission is competitive, reasonable and customary. Such fee will be reduced to the extent any liquidation or resale fees are paid to unaffiliated parties. The amount of such fees will depend upon the sale price of equipment sold. Sale prices will vary depending upon the type, age and condition of equipment sold. The shorter the terms of our leases, the more often we may sell equipment, which will increase liquidation fees we receive. For the nine months ended September 30, 2016, the General Partner earned but waived approximately $1,000 in equipment liquidation fees.
	$-	$4,000

5. Notes Payable

Notes payable consisted of the following approximate amounts:

	September 30, 2016	December 31, 2015
Installment note payable to bank; interest rate of 4.23%, due in quarterly installments of $5,665, including interest, with final payment in June 2016	$-	$11,000
Installment note payable to bank; interest rate of 4.85%, due in quarterly installments of $35,894, including interest, with final payment in August 2016	-	105,000
Installment note payable to bank; interest rate of 4.23%, due in quarterly installments of $6,288, including interest, with final payment in December 2016	6,000	25,000
Installment note payable to bank; interest rate of 1.60%, due in monthly installments of $2,775, including interest, with final payment in March 2017	17,000	41,000
Installment note payable to bank; interest rate of 1.60%, due in monthly installments of $5,138, including interest, with final payment in April 2017	35,000	81,000
Installment note payable to bank; interest rate of 4.85%, due in quarterly installments of $7,699, including interest, with final payment in July 2017	30,000	52,000
Installment note payable to bank; interest rate of 4.23%, due in quarterly installments of $420, including interest, with final payment in August 2017	2,000	3,000
Installment note payable to bank; interest rate of 4.88%, due in monthly installments of $1,058, including interest, with final payment in October 2017	13,000	22,000
Installment note payable to bank; interest rate of 4.23%, due in quarterly installments ranging from $1,370, to $1,927, including interest, with final payment in February 2018	19,000	28,000
Installment note payable to bank; interest rate of 4.23%, due in quarterly installments of $141 including interest, with final payment in October 2018	4,000	-
Installment note payable to bank; interest rate of 1.80%, due in monthly installments of $456, including interest, with final payment in February 2019	13,000	-
Installment note payable to bank; interest rate of 4.37%, due in monthly installments of $42,121, including interest, with final payment in October 2019	550,000	-
	$689,000	$368,000

The notes are secured by specific equipment with a carrying value of approximately $896,000 as of September 30, 2016 and are nonrecourse liabilities of the Partnership. As such, the notes do not contain any financial debt covenants with which we must comply on either an annual or quarterly basis. Aggregate maturities of notes payable for each of the periods subsequent to September 30, 2016 are as follows:

Amount
Three months ended December 31, 2016	$84,000
Year ended December 31, 2017	247,000
Year ended December 31, 2018	183,000
Year ended December 31, 2019	175,000
$689,000

6. Supplemental Cash Flow Information

Other noncash activities included in the determination of net loss are as follows:

Nine months ended September 30,	2016	2015
Lease revenue net of interest expense on notes payable realized as a result of
direct payment of principal by lessee to bank	$ 250,000	$ 278,000

No interest or principal on notes payable was paid by the Partnership because direct payment was made by lessee to the bank in lieu of collection of lease income and payment of interest and principal by the Partnership.

Noncash investing and financing activities include the following:

Nine months ended September 30,	2016	2015
Debt assumed in connection with purchase of equipment	$ 571,000	$ 37,000
Accrued expenses incurred in connection with the purchase of technology equipment	$ 54,000	$ -

During the nine months ended September 30, 2016 and 2015, the Partnership wrote-off fully amortized acquisition and finance fees of approximately $25,000 and $61,000, respectively.

During the nine months ended September 30, 2016 and 2015, the Partnership wrote-off fully depreciated equipment of approximately $0 and $16,000, respectively.

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

In July 2016, CCC, on behalf of the Funds, entered into a $1,400,000 binding Settlement Agreement (“Settlement Agreement”) with Medshare and its principal owner, Chris Cleary (collectively referred to as “Defendants”), who are held jointly and severally liable for the entire settlement. On August 2, 2016, the Defendants made payment to CCC of an initial $200,000 to be followed by 24 structured monthly payments of approximately $50,000 per month to begin no later than September 15, 2016. The Partnership’s share of the Settlement Agreement is approximately $23,000 and is to be applied against the net Medshare receivable of approximately $18,000 as of the settlement date. The remaining $5,000 will be applied against the $7,000 reserve and recorded as a bad debt recovery. As of October 31, 2016, the Partnership received approximately $5,000 of the approximate $23,000 settlement agreement which was applied against the net Medshare receivable of approximately $18,000 as of the settlement date. Should the Defendants default at any time, the settlement agreement includes a consent judgment that allows CCC to seek immediate judgment against the Defendants from a court of competent jurisdiction for the liquidated damage amount of $1.5 million (less any payment received after execution of the agreement). The Partnership’s share of the judgment would be approximately $24,000. Based on discussions with counsel, management believes that the likelihood of loss is remote.  As such, management believes that the settlement of the lawsuits will not result in any adverse financial impact on the Funds, but no assurance can be provided until the proceeding is resolved.

FINRA

On May 3, 2013, the FINRA Department of Enforcement filed a complaint naming Commonwealth Capital Securities Corp. (“CCSC”) and the owner of the firm, Kimberly Springsteen-Abbott, as respondents; however on October 22, 2013, FINRA filed an amended complaint that dropped the allegations against CCSC and reduced the scope of the allegations against Ms. Springsteen-Abbott.  The sole remaining charge was that Ms. Springsteen-Abbott had approved the misallocation of some expenses to certain Funds. Management believes that the expenses at issue include amounts that were proper and that were properly allocated to Funds, and also identified a smaller number of expenses that had been allocated in error, but were adjusted and repaid to the affected Funds when they were identified in 2012.  During the period in question, Commonwealth Capital Corp. (“CCC”) and Ms. Springsteen-Abbott provided important financial support to the Funds, voluntarily absorbed expenses and voluntarily waived fees in amounts aggregating in excess of any questioned allocations.  That Panel ruled on March 30, 2015, that Ms. Springsteen-Abbott should be barred from the securities industry because the Panel concluded that she allegedly misallocated $208,000 of expenses involving certain Funds over the course of three years.  As such, management has allocated approximately $87,000 of the $208,000 in allegedly misallocated expenses back to the affected funds as a contingency accrual in CCC’s financial statements and a good faith payment for the benefit of those Income Funds.  Decisions issued by FINRA's Office of Hearing Officers may be appealed to FINRA's National Adjudicatory Council (NAC) pursuant to FINRA Rule 9311.  The NAC Decision upheld the Panel’s ruling.  Ms. Springsteen-Abbott has appealed the NAC Decision to the SEC.   While a decision is on appeal with the SEC, the sanctions for disgorgement and fines are not enforced against the individual.  The bar took effect on August 23, 2016.  Management believes that resolution of the appeal will not result in any material adverse financial impact on the Funds, but no assurance can be provided until the FINRA matter is resolved.

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

INDUSTRY OVERVIEW

The Equipment Leasing and Finance Association's (ELFA) Monthly Leasing and Finance Index (MLFI-25), which reports economic activity from 25 companies representing a cross section of the $1 trillion equipment finance sector, showed their overall new business volume for September was $9.4 billion, up 12% year-over-year from new business volume in September 2015. Volume was up 22% month-to-month from $7.7 billion in August. Year to date, cumulative new business volume decreased 4% compared to 2015.

ELFA President and CEO Ralph Petta said, "September new business volume was strong, showing the first double-digit increase in many months. Perhaps the Fed's decision to keep interest rates low has contributed to this favorable environment for equipment investment by businesses. The uncertainty caused by the upcoming Presidential election, which has acted as a drag on overall economic growth and low capital spending for most of this year, seems to have waned- at least in the short term. It will be interesting to see if this scenario continues into the final quarter.”

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

REVENUE RECOGNITION

As of September 30, 2016, the Partnership’s lease portfolio consisted of operating leases and finance leases. For operating leases, lease revenue is recognized on a straight-line basis in accordance with the terms of the lease agreement.

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

Gains from the termination of leases are recognized when the lease is modified and terminated concurrently.  Gains from lease termination included in lease revenue for the nine months ended September 30, 2016 and 2015, was approximately $4,000 and $79,000, respectively.

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

Sources and Uses of Cash

Our primary sources of cash for the nine months ended September 30, 2016, were cash provided by operating activities of approximately $585,000, payments received from finance leases of approximately $34,000 and net proceeds from the sale of equipment of approximately $49,000, compared to the nine months ended September 30, 2015 where our primary sources of cash were provided by operating activities of approximately $425,000, payments received from finance leases of approximately $34,000 and net proceeds from the sale of equipment of approximately $259,000.

Our primary uses of cash for the nine months ended September 30, 2016 were for the distributions to partners of approximately $178,000, limited partner redemptions of approximately $98,000, the purchase of new equipment of approximately $95,000 and equipment acquisition fees of approximately $29,000. For the nine months ended September 30, 2015, our primary uses of cash were for the distributions to partners of approximately $778,000, limited partner redemptions of approximately $13,000 and for the purchase of new equipment of approximately $9,000.

Cash was provided by operating activities for the nine months ended September 30, 2016 of approximately $585,000, which includes net loss of approximately $340,000, depreciation and amortization expenses of approximately $615,000 and gain on sale of computer equipment of approximately $31,000.  Other noncash activities included in the determination of net income include direct payments to banks by lessees of approximately $250,000 and bad debt expense of approximately $2,000.   For the nine months ended September 30, 2015, cash was provided by operating activities of approximately $425,000, which includes net income of approximately $52,000, depreciation and amortization expenses of approximately $1,143,000 and gain on sale of computer equipment of approximately $161,000.  Other noncash activities included in the determination of net income include direct payments to banks by lessees of approximately $278,000 and bad debt expense of approximately $5,000.

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

We consider cash equivalents to be highly liquid investments with an original maturity of 90 days or less. At September 30, 2016, cash and cash equivalents was held in two accounts maintained at one financial institution with an aggregate balance of approximately $286,000. Bank accounts are federally insured up to $250,000 by the FDIC. At September 30, 2016, the total cash balance was as follows:

At September 30, 2016	Balance
Total bank balance	$286,000
FDIC insured	(250,000)
Uninsured amount	$36,000

The Partnership's deposits are fully insured by the FDIC. The Partnership has not experienced any losses in our accounts, and believes it is not exposed to any significant credit risk. The amounts in such accounts will fluctuate throughout 2016 due to many factors, including cash receipts, interest rates and distributions to limited partners.

The Partnership’s investment strategy of acquiring equipment and generally leasing it under triple-net leases to operators who generally meet specified financial standards minimizes our operating expenses. As of September 30, 2016, the Partnership had future minimum rentals on non-cancelable operating leases of approximately $183,000 for the balance of the year ending December 31, 2016 and approximately $674,000 thereafter. As of September 30, 2016, the Partnership had future minimum rentals on non-cancelable finance leases of approximately $11,000 for the balance of the year ending December 31, 2016 and approximately $44,000 thereafter.

As of September 30, 2016, our non-recourse debt was approximately $689,000 with interest rates ranging from 1.60% to 4.88% and will be payable through October 2019.

In December 2014, a significant lessee, ALSC, breached its Master Lease Agreement (“MLA”) scheduled to terminate in December 2015 and defaulted on its lease payments for equipment shared by the Partnership and other affiliated Funds.  On December 4, 2014, ALSC filed a voluntary petition for relief under Chapter 7 of the Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware.  On April 2, 2015, CCC, on behalf of the Funds, entered into a settlement agreement with the parent company of ALSC for $3,500,000.  The Partnership’s share of this settlement was approximately $84,000 of which $68,000 was recorded as a gain on termination of leases included in lease revenue in the second quarter of 2015.  In addition, the Bankruptcy Court ordered the release of all equipment leased to ALSC under the MLA to the Partnerships.

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

In July 2016, CCC, on behalf of the Funds, entered into a $1,400,000 binding Settlement Agreement (“Settlement Agreement”) with Medshare and its principal owner, Chris Cleary (collectively referred to as “Defendants”), who are held jointly and severally liable for the entire settlement. On August 2, 2016, the Defendants made payment to CCC of an initial $200,000 to be followed by 24 structured monthly payments of approximately $50,000 per month to begin no later than September 15, 2016. The Partnership’s share of the Settlement Agreement is approximately $23,000 and is to be applied against the net Medshare receivable of approximately $18,000. The remaining $5,000 will be applied against the $7,000 reserve and recorded as a bad debt recovery. As of October 31, 2016, the Partnership received approximately $5,000 of the approximate $23,000 settlement agreement which was applied against the net Medshare receivable of approximately $18,000. Should the Defendants default at any time, the settlement agreement includes a consent judgment that allows CCC to seek immediate judgment against the Defendants from a court of competent jurisdiction for the liquidated damage amount of $1.5 million (less any payment received after execution of the agreement). The Partnership’s share of the judgment would be approximately $24,000. Based on discussions with counsel, management believes that the likelihood of loss is remote.  As such, management believes that the settlement of the lawsuits will not result in any adverse financial impact on the Funds, but no assurance can be provided until the proceeding is resolved.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2016 compared to Three Months Ended September 30, 2015

Lease Revenue

Our lease revenue declined to approximately $239,000 for the three months ended September 30, 2016, from approximately $431,000 for the three months ended September 30, 2015.  The Partnership had 52 and 70 active operating leases for the three months ended September 30, 2016 and 2015, respectively.  This decline was primarily due to fewer acquisitions of new leases during the three months ended September 30, 2016 compared to the termination of leases in the third quarter of 2015.  Management expects to add new leases to the Partnership’s portfolio during the fourth quarter of 2016, primarily through debt financing.

Sale of Equipment

For the three months ended September 30, 2016, the Partnership sold equipment, held under operating leases, with net book value of approximately $18,000 for a net gain of approximately $11,000.  This compares to the three months ended September 30, 2015, when the Partnership sold fully depreciated equipment with zero net book value for a net gain of approximately $141,000.

Operating Expenses

Our operating expenses, excluding depreciation, primarily consist of accounting and legal fees, outside service fees and reimbursement of expenses to CCC for administration and operation of the Partnership. These expenses increased to approximately $109,000 for the three months ended September 30, 2016, from approximately $103,000 for the three months ended September 30, 2015.  This increase is primarily attributable to an increase in other LP expenses of approximately $2,000 and accounting/legal fees of approximate approximately $4,000.

Equipment Management Fees

We pay an equipment management fee to our general partner for managing our equipment portfolio. The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases and approximately 2% of the gross lease revenue attributable to equipment that is subject to direct financing leases. The equipment management fee decreased to approximately $12,000 for the three months ended September 30, 2016, from approximately $22,000 for the three months ended
September 30, 2015. This decline in equipment management fees is consistent with the decrease in lease revenue as described above.

Depreciation and Amortization Expense

Depreciation and amortization expenses consist of depreciation on equipment and amortization of equipment acquisition fees. These expenses decreased to approximately $200,000 for the three months ended September 30, 2016, from approximately $347,000 for the three months ended September 30, 2015. This decrease was due to the higher frequency in the termination of leases and equipment being fully depreciated as compared to the acquisition of new leases for the three months ended September 30, 2016.

Net (Loss) Income

For the three months ended September 30, 2016, we recognized revenue of approximately $252,000 and expenses of approximately $323,000, resulting in net loss of approximately $71,000.  For the three months ended September 30, 2015, we recognized revenue of approximately $575,000 and expenses of approximately $476,000, resulting in net income of approximately $99,000.  This change in net (loss) income is due to the changes in revenue and expenses as described above.

Nine Months Ended September 30, 2016 compared to Nine Months Ended September 30, 2015

Lease Revenue

Our lease revenue declined to approximately $687,000 for the nine months ended September 30, 2016, from approximately $1,542,000 for the nine months ended September 30, 2015.  The Partnership had 61 and 78 active operating leases for the nine months ended September 30, 2016 and 2015, respectively.  This decrease was primarily due to fewer acquisitions of new leases during the nine months ended September 30, 2016 compared to the termination of leases and the default of a significant lessee in the second quarter of 2015 (note 3 – ALSC disclosure). Management expects to add new leases to the Partnership’s portfolio throughout 2016, primarily through debt financing.

Sale of Equipment

We sold equipment, held under operating leases, with net book value of approximately $18,000 for a net gain of approximately $31,000 for the nine months ended September 30, 2016.  This compares to the nine months ended September 30, 2015, when we sold equipment, held under operating leases, with net book value of approximately $98,000 for a net gain of approximately $161,000.

Operating Expenses

Our operating expenses, excluding depreciation, primarily consist of accounting and legal fees, outside service fees and reimbursement of expenses to CCC for administration and operation of the Partnership. These expenses decreased to approximately $403,000 for the nine months ended September 30, 2016, from approximately $420,000 for the nine months ended September 30, 2015. This decrease is primarily attributable to a decrease in Other LP expense of approximately $38,000 and Partnership taxes of approximately $11,000, offset by an increase in legal fees of approximately $13,000 as a result of the Medshare Settlement Agreement (see Note 8), and an allocation from CCC of approximately $21,000 recorded as a reduction in 2015 operating expenses.

Equipment Management Fees

We pay an equipment management fee to our general partner for managing our equipment portfolio. The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases and approximately 2% of the gross lease revenue attributable to equipment that is subject to direct financing leases. The equipment management fee decreased to approximately $35,000 for the nine months ended September 30, 2016 from approximately $78,000 for the nine months ended September 30, 2015.  This decline is consistent with the overall decrease in lease revenue.

Depreciation and Amortization Expense

Depreciation and amortization expenses consist of depreciation on equipment and amortization of equipment acquisition fees. These expenses decreased to approximately $615,000 for the nine months ended September 30, 2016, from approximately $1,143,000 for the nine months ended September 30, 2015. This decrease was due to the higher frequency in the termination of leases and equipment being fully depreciated as compared to the acquisition of new leases for the nine months ended September 30, 2016.

Net (Loss) Income

For the nine months ended September 30, 2016, we recognized revenue of approximately $722,000 and expenses of approximately $1,062,000, resulting in a net loss of approximately $340,000.  For the nine months ended September 30, 2015, we recognized revenue of approximately $1,713,000 and expenses of approximately $1,661,000, resulting in a net income of approximately $52,000. This change in net (loss) income is due to the changes in revenue and expenses as described above.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
N/A

Item 4. Controls and Procedures

Our management, under the supervision and with the participation of the General Partner’s Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures related to our reporting and disclosure obligations as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, the General Partner’s Chief Executive Officer and Principal Financial Officer have concluded that, as of September 30, 2016, our disclosure controls and procedures are effective in ensuring that information relating to us which is required to be disclosed in our periodic reports filed or submitted under the Securities Exchange Act of 1934 is (a) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (b) accumulated and communicated to management, including the General Partner’s Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There were no changes in the Partnership’s internal control over financial reporting during the third quarter of 2016 that have materially affected or are reasonably likely to materially affect its internal control over financial reporting.

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

In July 2016, CCC, on behalf of the Funds, entered into a $1,400,000 binding Settlement Agreement (“Settlement Agreement”) with Medshare and its principal owner, Chris Cleary (collectively referred to as “Defendants”), who are held jointly and severally liable for the entire settlement. On August 2, 2016, the Defendants made payment to CCC of an initial $200,000 to be followed by 24 structured monthly payments of approximately $50,000 per month to begin no later than September 15, 2016. The Partnership’s share of the Settlement Agreement is approximately $23,000 and is to be applied against the net Medshare receivable of approximately $18,000 as of the settlement date. The remaining $5,000 will be applied against the $7,000 reserve and recorded as a bad debt recovery. As of October 31, 2016, the Partnership received approximately $5,000 of the approximate $23,000 settlement agreement which was applied against the net Medshare receivable of approximately $18,000 as of the settlement date. Should the Defendants default at any time, the settlement agreement includes a consent judgment that allows CCC to seek immediate judgment against the Defendants from a court of competent jurisdiction for the liquidated damage amount of $1.5 million (less any payment received after execution of the agreement). The Partnership’s share of the judgment would be approximately $24,000. Based on discussions with counsel, management believes that the likelihood of loss is remote.  As such, management believes that the settlement of the lawsuits will not result in any adverse financial impact on the Funds, but no assurance can be provided until the proceeding is resolved.

FINRA

On May 3, 2013, the FINRA Department of Enforcement filed a complaint naming Commonwealth Capital Securities Corp. (“CCSC”) and the owner of the firm, Kimberly Springsteen-Abbott, as respondents; however on October 22, 2013, FINRA filed an amended complaint that dropped the allegations against CCSC and reduced the scope of the allegations against Ms. Springsteen-Abbott.  The sole remaining charge was that Ms. Springsteen-Abbott had approved the misallocation of some expenses to certain Funds. Management believes that the expenses at issue include amounts that were proper and that were properly allocated to Funds, and also identified a smaller number of expenses that had been allocated in error, but were adjusted and repaid to the affected Funds when they were identified in 2012.  During the period in question, Commonwealth Capital Corp. (“CCC”) and Ms. Springsteen-Abbott provided important financial support to the Funds, voluntarily absorbed expenses and voluntarily waived fees in amounts aggregating in excess of any questioned allocations.  That Panel ruled on March 30, 2015, that Ms. Springsteen-Abbott should be barred from the securities industry because the Panel concluded that she allegedly misallocated $208,000 of expenses involving certain Funds over the course of three years.  As such, management has allocated approximately $87,000 of the $208,000 in allegedly misallocated expenses back to the affected funds as a contingency accrual in CCC’s financial statements and a good faith payment for the benefit of those Income Funds.  Decisions issued by FINRA's Office of Hearing Officers may be appealed to FINRA's National Adjudicatory Council (NAC) pursuant to FINRA Rule 9311.  The NAC Decision upheld the Panel’s ruling.  Ms. Springsteen-Abbott has appealed the NAC Decision to the SEC.   While a decision is on appeal with the SEC, the sanctions for disgorgement and fines are not enforced against the individual.  The bar took effect on August 23, 2016.  Management believes that resolution of the appeal will not result in any material adverse financial impact on the Funds, but no assurance can be provided until the FINRA matter is resolved.

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

COMMONWEALTH INCOME & GROWTH FUND VI
BY: COMMONWEALTH INCOME & GROWTH FUND, INC., General Partner

November 14, 2016	By: /s/ Kimberly A. Springsteen-Abbott
Date	Kimberly A. Springsteen-Abbott
Chief Executive Officer Commonwealth Income & Growth Fund, Inc.

November 14, 2016	By: /s/ Lynn A. Franceschina
Date	Lynn A. Franceschina
Executive Vice President, Chief Operating Officer