Form 10-Q
period 2017-03-31
Commonwealth Income & Growth Fund VI
filed 2017-05-15
CIK 1351901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017 or

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company.)	Emerging growth company ☐

Indicate by check mark whether the registrant is an emerging growth company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

FORM 10-Q
March 31, 2017

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

Commonwealth Income & Growth Fund VI
Condensed Balance Sheets

	March 31,	December 31,
	2017	2016
	(unaudited)
ASSETS
Cash and cash equivalents	$41,752	$332,742
Lease income receivable, net of reserve of approximately $33,000 at March 31, 2017 and December 31, 2016	149,137	173,415
Accounts receivable, Commonwealth Capital Corp., net	200,944	131,445
Other receivables, net of reserve of approximately $7,000 at March 31, 2017 and December 31, 2016	23,839	20,853
Prepaid expenses	1,582	2,505
	417,254	660,960

Net investment in finance leases	51,034	61,634

Equipment, at cost	8,933,677	8,405,780
Accumulated depreciation	(7,446,457)	(7,322,869)
	1,487,220	1,082,911

Equipment acquisition costs and deferred expenses, net of accumulated amortization of approximately $44,000 and $42,000 at March 31, 2017 and December 31, 2016, respectively	57,788	39,987

Total Assets	$2,013,296	$1,845,492

LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES
Accounts payable	$157,378	$175,294
Accounts payable, CIGF, Inc., net	108,281	97,590
Other accrued expenses	43,166	94,182
Unearned lease income	62,863	38,843
Notes payable	946,837	605,372
Total Liabilities	1,318,525	1,011,281

COMMITMENTS AND CONTINGENCIES

PARTNERS' CAPITAL
General Partner	1,000	1,000
Limited Partners	693,771	833,211
Total Partners' Capital	694,771	834,211

Total Liabilities and Partners' Capital	$2,013,296	$1,845,492

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund VI
Condensed Statements of Operations
(unaudited)
	Three months ended
	March 31,
	2017	2016

Revenue
Lease	$247,438	$235,410
Interest and other	903	1,649
Gain on sale of equipment	750	3,040
Total revenue and gain on sale of equipment	249,091	240,099

Expenses
Operating, excluding depreciation	131,821	174,107
Equipment management fee, General Partner	12,599	12,003
Interest	9,187	2,922
Depreciation	180,253	237,333
Amortization of equipment acquisition costs and deferred expenses	10,080	6,860
Bad Debt Expense	551	1,649
Total expenses	344,491	434,874

Other income (loss)
Gain from insurance recovery	24,135	-
Total other income (loss)	24,135	-

Net loss	$(71,265)	$(194,775)

Net loss allocated to Limited Partners	$(71,661)	$(194,775)

Net loss per equivalent Limited Partnership unit	$(0.04)	$(0.11)

Weighted average number of equivalent Limited Partnership units outstanding during the period	1,759,805	1,788,296

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund VI
Condensed Statement of Partners' Capital
For the three months ended March 31, 2017
(unaudited)

	General	Limited
	Partner	Partner	General	Limited
	Units	Units	Partner	Partners	Total
Balance, January 1, 2017	50	1,767,326	$1,000	$833,211	$834,211
Net Income (Loss)	-	-	396	(71,661)	(71,265)
Redemptions	-	(6,646)	-	(30,066)	(30,066)
Distributions	-	-	(396)	(37,713)	(38,109)
Balance, March 31, 2017	50	1,760,680	$1,000	$693,771	$694,771

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund VI
Condensed Statements of Cash Flows
(unaudited)

	Three months ended March 31,
	2017	2016

Net cash (used in) provided by operating activities	$(22,061)	$115,080

Cash flows from investing activities
Capital expenditures	(134,717)	(1,113)
Equipment acquisition fees paid to General Partner	(23,382)	(1,076)
Payments received from finance leases	11,350	11,350
Net proceeds from the sale of equipment	750	3,040
Net cash (used in) provided by investing activities	(145,999)	12,201

Cash flows from financing activities
Redemptions	(30,066)	(20,071)
Debt placement fee	(4,498)	(48)
Distributions to Partners	(88,366)	-
Net cash used in financing activities	(122,930)	(20,119)

Net (decrease) increase in cash and cash equivalents	(290,990)	107,162

Cash and cash equivalents at beginning of the period	332,742	20,855

Cash and cash equivalents at end of the period	$41,752	$128,017

see accompanying notes to condensed financial statements

NOTES TO CONDENSED FINANCIAL STATEMENTS

1. Business

Commonwealth Income & Growth Fund VI ("CIGF7" or the "Partnership" or the "Fund") is a limited partnership organized in the Commonwealth of Pennsylvania on January 6, 2006. The Partnership offered for sale up to 2,500,000 units of the limited partnership at the purchase price of $20 per unit (the "offering"). The Partnership reached the minimum amount in escrow and commenced operations on May 10, 2007. The offering terminated on March 6, 2009 with 1,810,311 units sold for a total of approximately $36,000,000 in limited partner contributions.

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

The Partnership's General Partner is Commonwealth Income & Growth Fund, Inc. (the "General Partner"), a Pennsylvania corporation which is an indirect wholly owned subsidiary of CCC. CCC is a member of the Investment Program Association (IPA), REISA, Financial Planning Association (FPA), and the Equipment Leasing and Finance Association (ELFA). Approximately ten years after the commencement of operations, the Partnership intends to sell or otherwise dispose of all of its equipment, make final distributions to partners, and to dissolve. Unless sooner terminated or extended pursuant to the terms of its Limited Partnership Agreement, the Partnership will continue until December 31, 2018.

Liquidity and Going Concern

The General Partner and CCC have committed to fund, either through cash contributions and/or forgiveness of indebtedness, any necessary operational cash shortfalls of the Partnership through March 31, 2018. The General Partner will continue to reassess the funding of limited partner distributions throughout 2017 and will continue to waive certain fees. The General Partner and CCC will also determine if related party payables owed to them the Partnership may be deferred (if deemed necessary in an effort to further increase the Partnership’s cash flow. If available cash flow or net disposition proceeds are insufficient to cover the Partnership expenses and liabilities on a short and long term basis, the Partnership may attempt to obtain additional funds by disposing of or refinancing equipment, or by borrowing within its permissible limits.

The Partnership has incurred recurring losses and has a working capital deficit at March 31, 2017. The Partnership believes it has alleviated these conditions as discussed above. Allocations of income and distributions of cash are based on the Agreement. The various allocations under the Agreement prevent any limited partner’s capital account from being reduced below zero and ensure the capital accounts reflect the anticipated sharing ratios of cash distributions, as defined in the Agreement.

2. Summary of Significant Accounting Policies

Basis of Presentation

The financial information presented as of any date other than December 31, 2016 has been prepared from the books and records without audit. The following unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Financial information as of December 31, 2016 has been derived from the audited financial statements of the Partnership, but does not include all disclosures required by generally accepted accounting principles to be included in audited financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated, have been included. Operating results for the three months ended March 31, 2017 are not necessarily indicative of financial results that may be expected for the full year ended December 31, 2017.

Disclosure of Fair Value Financial Instruments

Estimated fair value was determined by management using available market information and appropriate valuation methodologies. However, judgment was necessary to interpret market data and develop estimated fair value. Cash and cash equivalents, receivables, accounts payable and accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values as of March 31, 2017 and December 31, 2016 due to the short term nature of these financial instruments.

The Partnership’s long-term debt consists of notes payable, which are secured by specific equipment and are nonrecourse liabilities of the Partnership. The estimated fair value of this debt at March 31, 2017 and December 31, 2016 approximates the carrying value of these instruments, due to the interest rates on the debt approximating current market interest rates. The Partnership classifies the fair value of its notes payable within Level 2 of the valuation hierarchy based on the observable inputs used to estimate fair value.

Cash and cash equivalents

We consider cash equivalents to be highly liquid investments with an original maturity of 90 days or less.

At March 31, 2017, cash and cash equivalents was held in two accounts maintained at one financial institution with an aggregate balance of approximately $44,000. Bank accounts are federally insured up to $250,000 by the FDIC. At March 31, 2017, the total cash balance was as follows:

At March 31, 2017	Balance
Total bank balance	$44,000
FDIC insured	(44,000)
Uninsured amount	$-

The Partnership believes it mitigates the risk of holding uninsured deposits by only depositing funds with major financial institutions. The Partnership has not experienced any losses in our accounts, and believes it is not exposed to any significant credit risk. The amounts in such accounts will fluctuate throughout 2017 due to many factors, including cash receipts, equipment acquisitions, interest rates and distributions to limited partners.

Recently Adopted Accounting Pronouncements

In October 2016, the FASB issued Accounting Standards Update 2016-17— Consolidation (Topic 810): Interests Held through Related Parties That Are under Common Control. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. This was adopted January 1, 2017; however, adoption of this ASU had no impact on the Partnership’s financial statements during the three months ended March 31, 2017.

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

Remarketing fees will be paid to the leasing companies from which the Partnership purchases leases. These are fees that are earned by the leasing companies when the initial terms of the lease have been met. The General Partner believes that this strategy adds value since it entices the leasing company to remain actively involved with lessee and encourages potential extensions, remarketing or sale of equipment. This strategy is designed to minimize any conflicts the leasing company may have with a new lessee and may assist in maximizing overall portfolio performance. The remarketing fee is tied into lease performance thresholds and is a factor in the negotiation of the fee. For the three months ended March 31, 2017 and 2016, remarketing fees of approximately $0 and $1,000 were incurred, respectively. For the three months ended March 31, 2017 and 2016, there were no remarketing fees paid with cash or netted against receivables due from such parties.

Gains from the termination of leases are recognized when the lease is modified and terminated concurrently. Gains from lease termination included in lease revenue for the three months ended March 31, 2017 and 2016 was approximately $0 and $1,000, respectively.

CCC, on behalf of the Partnership and on behalf of other affiliated companies and partnerships (“partnerships”), acquires equipment subject to associated debt obligations and lease agreements and allocates a participation in the cost, debt and lease revenue to the various companies based on certain risk factors.

The Partnership’s share of the cost of the equipment in which it participates with other partnerships at March 31, 2017 was approximately $4,709,000 and is included in the Partnership’s equipment on its balance sheet. The total cost of the equipment shared by the Partnership with other partnerships at March 31, 2017 was approximately $11,067,000. The Partnership’s share of the outstanding debt associated with this equipment at March 31, 2017 was approximately $279,000 and is included in the Partnership’s notes payable on its balance sheet. The total outstanding debt related to the equipment shared by the Partnership at March 31, 2017 was approximately $998,000.

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

As the Partnership and the other programs managed by the General Partner increase their overall portfolio size, opportunities for shared participation are expected to continue. Sharing in the acquisition of a lease portfolio gives the fund an opportunity to acquire additional assets and revenue streams, while allowing the fund to remain diversified and reducing its overall risk with respect to one portfolio. As additional investment opportunities arise during the remainder of 2017, the Partnership expects total shared equipment and related debt to trend higher as the Partnership builds its portfolio.

The following is a schedule of approximate future minimum rentals on non-cancellable operating leases:

Periods Ended December 31,	Amount
Nine months ended December 31, 2017	$391,000
Year ended December 31, 2018	450,000
Year ended December 31, 2019	278,000
Year ended December 31, 2020	9,000
$1,128,000

Finance Leases:

The following lists the approximate components of the net investment in direct financing leases:
	March 31, 2017	December 31, 2016
Total minimum lease payments to be received	$32,000	$44,000
Estimated residual value of leased equipment (unguaranteed)	20,000	20,000
Initial direct costs finance leases	500	1,000
Less: unearned income	(1,500)	(3,000)
Net investment in finance leases	$51,000	$62,000

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

The following table presents the credit risk profile, by creditworthiness category, of our finance lease receivables at March 31, 2017:

Risk Level	Percent of Total
Low	-%
Moderate-Low	-%
Moderate	-%
Moderate-High	100%
High	-%
Net finance lease receivable	100%

As of March 31, 2017 and December 31, 2016, we determined that we did not have a need for an allowance for uncollectible accounts associated with any of our finance leases, as the customer payment histories with us, associated with these leases, has been positive.

CCC, on behalf of the Partnership and on behalf of other affiliated companies and partnerships (“partnerships”), acquires equipment subject to associated debt obligations and lease agreements and allocates a participation in the cost, debt and lease revenue to the various companies based on certain risk factors.

The following is a schedule of approximate future minimum rentals on non-cancelable direct financing leases at March 31, 2017:

Amount
Nine months ended December 31, 2017	$27,000
2018	5,000
Total	$32,000

4. Related Party Transactions

Receivables/Payables

As of March 31, 2017 and December 31, 2016, the Company’s related party receivables and payables are short term, unsecured and non-interest bearing.

Three months ended March 31,	2017	2016

Reimbursable expenses
The General Partner and its affiliates are entitled to reimbursement by the Partnership for the cost of goods, supplies or services obtained and used by the General Partner in connection with the administration and operation of the Partnership from third parties unaffiliated with the General Partner. In addition, the General Partner and its affiliates are entitled to reimbursement of certain expenses incurred by the General Partner and its affiliates in connection with the administration and operation of the Partnership. For the three months ended March 31, 2017 and 2016, the Partnership was charged approximately $37,000 and $53,000 in Other LP expense, respectively.
	$120,000	$141,000
Equipment acquisition fee
The General Partner earned an equipment acquisition fee of 4% of the purchase price of each item of equipment purchased as compensation for the negotiation of the acquisition of the equipment and lease thereof or sale under a conditional sales contract. For the three months ended March 31, 2017, the General Partner earned acquisition fees from operating and finance leases of approximately $23,000 and $0, respectively.	$23,000	$1,000
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
	$13,000	$12,000
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
	$4,000	$48

5. Notes Payable

Notes payable consisted of the following approximate amounts:
	March 31, 2017	December 31, 2016
Installment note payable to bank; interest rate of 1.60%, due in monthly installments of $2,775, including interest, with final payment in March 2017	$-	$8,000
Installment note payable to bank; interest rate of 1.60%, due in monthly installments of $5,138, including interest, with final payment in April 2017	5,000	21,000
Installment note payable to bank; interest rate of 4.85%, due in quarterly installments of $7,699, including interest, with final payment in July 2017	15,000	23,000
Installment note payable to bank; interest rate of 4.23%, due in quarterly installments of $420, including interest, with final payment in August 2017	1,000	1,000
Installment note payable to bank; interest rate of 4.88%, due in monthly installments of $1,058, including interest, with final payment in October 2017	7,000	10,000
Installment note payable to bank; interest rate of 4.23%, due in quarterly installments ranging from $1,370, to $1,927, including interest, with final payment in February 2018	13,000	16,000
Installment note payable to bank; interest rate of 4.23%, due in quarterly installments of $141 including interest, with final payment in October 2018	3,000	3,000
Installment note payable to bank; interest rate of 1.80%, due in monthly installments of $456, including interest, with final payment in February 2019	10,000	12,000
Installment note payable to bank; interest rate of 4.23%, due in monthly installments of $1,339, including interest, with final payment in August 2019	37,000	40,000
Installment note payable to bank; interest rate of 4.37%, due in monthly installments of $42,121, including interest, with final payment in October 2019	435,000	471,000
Installment note payable to bank; interest rate of 4.23%, due in monthly installments of $9,935, including interest, with final payment in January 2019	209,000	-
Installment note payable to bank; interest rate of 5.46%, due in monthly installments of $904, including interest, with final payment in December 2019	28,000	-
Installment note payable to bank; interest rate of 5.46%, due in monthly installments of $4,364, including interest, with final payment in January 2020	137,000	-
Installment note payable to bank; interest rate of 5.93%, due in monthly installments of $1,425, including interest, with final payment in February 2020	47,000	-
	$947,000	$605,000

The notes are secured by specific equipment with a carrying value of approximately $1,312,000 and are nonrecourse liabilities of the Partnership. As such, the notes do not contain any financial debt covenants with which we must comply on either an annual or quarterly basis. Aggregate approximate maturities of notes payable for each of the periods subsequent to March 31, 2017 are as follows:
Amount
Nine months ended December 31, 2017	$305,000
Year ended December 31, 2018	372,000
Year ended December 31, 2019	263,000
Year ended December 31, 2020	7,000
$947,000
6. Supplemental Cash Flow Information

No interest or principal on notes payable was paid by the Partnership during 2016 and 2015 because direct payment was made by lessee to the bank in lieu of collection of lease income and payment of interest and principal by the Partnership.

Other noncash activities included in the determination of net loss are as follows:

Three months ended March 31,	2017	2016
Lease revenue net of interest expense on notes payable realized as a result of direct payment of principal by lessee to bank	$108,000	$83,000

Noncash investing and financing activities include the following:

Three months ended March 31,	2017	2016
Debt assumed in connection with purchase of equipment	$450,000	$5,000
Accrued expenses incurred in connection with the purchase of technology equipment	$-	$21,000
Accrual for Q1distribution to partners paid in April 2017	$38,000	$-

During the three months ended March 31, 2017 and 2016, the Partnership wrote-off fully amortized acquisition and finance fees of approximately $8,000 and $9,000, respectively.

During the three months ended March 31, 2017 and 2016, the Partnership wrote-off fully depreciated equipment of approximately $11,000 and $0, respectively.

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

In July 2016, CCC, on behalf of the Funds, entered into a $1,400,000 binding Settlement Agreement (“Settlement Agreement”) with Medshare and its principal owner, Chris Cleary (collectively referred to as “Defendants”), who are held jointly and severally liable for the entire settlement. On August 2, 2016, the Defendants made payment to CCC of an initial $200,000 to be followed by 24 structured monthly payments of approximately $50,000 per month to begin no later than September 15, 2016. The Partnership’s share of the Settlement Agreement is approximately $23,000 and is to be applied against the net Medshare receivable of approximately $18,000 as of the settlement date. The remaining $5,000 will be applied against the $7,000 reserve and recorded as a bad debt recovery. As of May 4, 2017, the Partnership received approximately $7,000 of the approximate $23,000 settlement agreement which was applied against the net Medshare receivable of approximately $18,000 as of the settlement date. Should the Defendants default at any time, the settlement agreement includes a consent judgment that allows CCC to seek immediate judgment against the Defendants from a court of competent jurisdiction for the liquidated damage amount of $1.5 million (less any payment received after execution of the agreement). The Partnership’s share of the judgment would be approximately $24,000. Based on discussions with counsel, management believes that the likelihood of loss is remote.  As such, management believes that the settlement of the lawsuits will not result in any adverse financial impact on the Funds, but no assurance can be provided until the proceeding is resolved.

FINRA

On May 3, 2013, the FINRA Department of Enforcement filed a complaint naming Commonwealth Capital Securities Corp. (“CCSC”) and the owner of the firm, Kimberly Springsteen-Abbott, as respondents; however on October 22, 2013, FINRA filed an amended complaint that dropped the allegations against CCSC and reduced the scope of the allegations against Ms. Springsteen-Abbott.  The sole remaining charge was that Ms. Springsteen-Abbott had approved the misallocation of some expenses to certain Funds. Management believes that the expenses at issue include amounts that were proper and that were properly allocated to Funds, and also identified a smaller number of expenses that had been allocated in error, but were adjusted and repaid to the affected Funds when they were identified in 2012.  During the period in question, Commonwealth Capital Corp. (“CCC”) and Ms. Springsteen-Abbott provided important financial support to the Funds, voluntarily absorbed expenses and voluntarily waived fees in amounts aggregating in excess of any questioned allocations.  That Panel ruled on March 30, 2015, that Ms. Springsteen-Abbott should be barred from the securities industry because the Panel concluded that she allegedly misallocated approximately $208,000 of expenses involving certain Funds over the course of three years.  As such, management has allocated approximately $87,000 of the $208,000 in allegedly misallocated expenses back to the affected funds as a contingency accrual in CCC’s financial statements and a good faith payment for the benefit of those Income Funds.  Decisions issued by FINRA's Office of Hearing Officers may be appealed to FINRA's National Adjudicatory Council (NAC) pursuant to FINRA Rule 9311.  The NAC Decision upheld the Panel’s ruling.  The bar took effect on August 23, 2016.  Ms. Springsteen-Abbott appealed the NAC Decision to the SEC.  On March 31, 2017, the SEC remanded the matter back to FINRA for further consideration consistent with the SEC’s remand, but did not suggest any view as to a particular outcome. While a decision is being reconsidered by FINRA, the sanctions for disgorgement and fines are not enforced against the Company.  As of May 15, 2017, management believes that resolution of the appeal will not result in any material adverse financial impact on the Funds, but no assurance can be provided until the FINRA matter is resolved.

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

Readers are also directed to other risks and uncertainties discussed in other documents we file with the SEC, including, without limitation, those discussed in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 filed with the SEC. We undertake no obligation to update or revise any forward-looking information, whether as a result of new information, future developments or otherwise.

INDUSTRY OVERVIEW

The Equipment Leasing and Finance Association's (ELFA) Monthly Leasing and Finance Index (MLFI-25), which reports economic activity from 25 companies representing a cross section of the $1 trillion equipment finance sector, showed their overall new business volume for March was $8.9 billion, up 10% year-over-year from new business volume in March 2016. Volume was up 51% month-to-month from $5.9 billion in February. Year to date, cumulative new business volume was up 4% compared to 2016. Receivables over 30 days were 1.40%, down from 1.50% the previous month and up from 1.20% in the same period in 2016. Charge-offs were 0.68%, up from 0.38% the previous month, and up from 0.51% in the year-earlier period. Credit approvals totaled 74.5% in March, down slightly from 74.8% in February. Total headcount for equipment finance companies was up 19.9% year over year, a spike largely attributable to continued acquisition activity at an MLFI reporting company. Separately, the Equipment Leasing & Finance Foundation's Monthly Confidence Index (MCI-EFI) for April is 65.8, easing from the March index of 71.1.

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

REVENUE RECOGNITION

Through March 31, 2017, the Partnership’s lease portfolio consisted of operating leases and finance leases. For operating leases, lease revenue is recognized on a straight-line basis in accordance with the terms of the lease agreement.

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

Gains from the termination of leases are recognized when the lease is modified and terminated concurrently. Gains from lease termination included in lease revenue for the three months ended March 31, 2017 and 2016 was approximately $0 and $1,000, respectively.

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

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash

Our primary source of cash for the three months ended March 31, 2017 was cash provided by payments from finance leases of approximately $11,000, compared to the three months ended March 31, 2016 where our primary sources of cash were provided by operating activities of approximately $115,000, payments from finance leases of approximately $11,000 and net proceeds from the sale of equipment of approximately $3,000.

Our primary uses of cash for the three months ended March 31, 2017, were distributions to partners of approximately $88,000, partner redemptions of approximately $30,000, capital expenditures of approximately $135,000 and equipment acquisition fees paid to the General Partner of approximately $23,000. Our primary uses of cash for the three months ended March 31, 2016, were capital expenditures of approximately $1,000, equipment acquisition fees paid to the General Partner of approximately $1,000 and partner redemptions of approximately $20,000.

Cash was used in operating activities for the three months ended March 31, 2017 of approximately $22,000, which includes net loss of approximately $71,000 and depreciation and amortization expenses of approximately $190,000. Other noncash activities included in the determination of net loss include direct payments to banks by lessees of approximately $108,000. For the three months ended March 31, 2016, cash was provided by operating activities of approximately $115,000, which includes a net loss of approximately $195,000, depreciation and amortization expenses of approximately $244,000 and gain on sale of equipment of approximately $3,000. Other noncash activities included in the determination of net loss include direct payments to banks by lessees of approximately $83,000.

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
Capital expenditures and distributions are expected to continue to increase overall during the remainder of 2017 as management focuses on additional equipment acquisitions and funding limited partner distributions. We intend to invest approximately $500,000 in additional equipment during the remainder of 2017, primarily through debt financing.

We consider cash equivalents to be highly liquid investments with an original maturity of 90 days or less.

At March 31, 2017, cash and cash equivalents was held in two accounts maintained at one financial institution with an aggregate balance of approximately $44,000. Bank accounts are federally insured up to $250,000 by the FDIC. At March 31, 2017, the total cash balance was as follows:

At March 31, 2017	Balance
Total bank balance	$44,000
FDIC insured	(44,000)
Uninsured amount	$-

The Partnership believes it mitigates the risk of holding uninsured deposits by depositing funds with more than one institution and by only depositing funds with major financial institutions. The Partnership deposits its funds with two institutions that are Moody's Aaa-and Aa3 Rated. The Partnership has not experienced any losses in such accounts, and believes it is not exposed to any significant credit risk. The amounts in such accounts will fluctuate throughout 2017 due to many factors, including cash receipts, equipment acquisitions, interest rates and distributions to investors.

The Partnership’s investment strategy of acquiring equipment and generally leasing it under triple-net leases to operators who generally meet specified financial standards minimizes our operating expenses. As of March 31, 2017, the Partnership had future minimum rentals on non-cancelable operating leases of approximately $391,000 for the balance of the year ending December 31, 2017 and approximately $737,000 thereafter. As of March 31, 2017, the Partnership had future minimum rentals on non-cancelable finance leases of approximately $27,000 for the balance of the year ending December 31, 2017 and approximately $5,000 thereafter.

As of March 31, 2017, our non-recourse debt was approximately $947,000 with interest rates ranging from 1.60% to 5.93% and will be payable through February 2020.

RESULTS OF OPERATIONS

Three months ended March 31, 2017 compared to three months ended March 31, 2016

Lease Revenue

Our lease revenue increased to approximately $247,000 for the three months ended March 31, 2017, from approximately $235,000 for the three months ended March 31, 2016. The Partnership had 50 and 61 active operating leases for the three months ended March 31, 2017 and 2016, respectively. Overall lease revenue increased while the overall number of active leases decreased. This increase in lease revenue is primarily due to the acquisition of fewer leases at higher rental rates. Management expects to add new leases to the Partnership’s portfolio throughout 2017, primarily through debt financing.

Sale of Equipment

We sold equipment with net book value of $0 for a net gain of approximately $750 for the three months ended March 31, 2017. This compares to the three months ended March 31, 2016, when we sold equipment with net book value of $0 for a net gain of approximately $3,000.

Operating Expenses

Our operating expenses, excluding depreciation, primarily consist of accounting and legal fees, outside service fees and reimbursement of expenses to CCC for administration and operation of the Partnership. These expenses decreased to approximately $132,000 for the three months ended March 31, 2017, from approximately $174,000 for the three months ended March 31, 2016. This decrease is primarily attributable to a decrease in other LP expenses of approximately $16,000, reimbursable expenses of approximately $9,000 and legal fees of approximately $16,000.

Equipment Management Fees

We pay an equipment management fee to our general partner for managing our equipment portfolio. The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases and approximately 2% of the gross lease revenue attributable to equipment that is subject to direct financing leases. The equipment management fee increased to approximately $13,000 for the three months ended March 31, 2017 from approximately $12,000 for the three months ended March 31, 2016, which is consistent with the increase in lease revenue.

Depreciation and Amortization Expense

Depreciation and amortization expenses consist of depreciation on equipment and amortization of equipment acquisition fees. These expenses decreased to approximately $190,000 for the three months ended March 31, 2017, from approximately $244,000 for the three months ended March 31, 2016. This decrease was due to the higher frequency in the termination of leases and equipment being fully depreciated as compared to the acquisition of new leases for the three months ended March 31, 2017.

Net Loss

For the three months ended March 31, 2017, we recognized revenue of approximately $249,000, expenses of approximately $344,000 and an insurance recovery gain of $24,000, resulting in a net loss of approximately $71,000. For the three months ended March 31, 2016, we recognized revenue of approximately $240,000 and expenses of approximately $435,000, resulting in a net loss of approximately $195,000. This change is due to the changes in revenue and expenses as described above.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

N/A

Item 4. Controls and Procedures

Our management, under the supervision and with the participation of the General Partner’s Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures related to our reporting and disclosure obligations as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, the General Partner’s Chief Executive Officer and Principal Financial Officer have concluded that, as of March 31, 2017, our disclosure controls and procedures are effective in ensuring that information relating to us which is required to be disclosed in our periodic reports filed or submitted under the Securities Exchange Act of 1934 is (a) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (b) accumulated and communicated to management, including the General Partner’s Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There were no changes in the Partnership’s internal control over financial reporting during the first quarter of 2017 that have materially affected or are reasonably likely to materially affect its internal control over financial reporting.

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

In July 2016, CCC, on behalf of the Funds, entered into a $1,400,000 binding Settlement Agreement (“Settlement Agreement”) with Medshare and its principal owner, Chris Cleary (collectively referred to as “Defendants”), who are held jointly and severally liable for the entire settlement. On August 2, 2016, the Defendants made payment to CCC of an initial $200,000 to be followed by 24 structured monthly payments of approximately $50,000 per month to begin no later than September 15, 2016. The Partnership’s share of the Settlement Agreement is approximately $23,000 and is to be applied against the net Medshare receivable of approximately $18,000 as of the settlement date. The remaining $5,000 will be applied against the $7,000 reserve and recorded as a bad debt recovery. As of May 4, 2017, the Partnership received approximately $7,000 of the approximate $23,000 settlement agreement which was applied against the net Medshare receivable of approximately $18,000 as of the settlement date. Should the Defendants default at any time, the settlement agreement includes a consent judgment that allows CCC to seek immediate judgment against the Defendants from a court of competent jurisdiction for the liquidated damage amount of $1.5 million (less any payment received after execution of the agreement). The Partnership’s share of the judgment would be approximately $24,000. Based on discussions with counsel, management believes that the likelihood of loss is remote.  As such, management believes that the settlement of the lawsuits will not result in any adverse financial impact on the Funds, but no assurance can be provided until the proceeding is resolved.

FINRA

On May 3, 2013, the FINRA Department of Enforcement filed a complaint naming Commonwealth Capital Securities Corp. (“CCSC”) and the owner of the firm, Kimberly Springsteen-Abbott, as respondents; however on October 22, 2013, FINRA filed an amended complaint that dropped the allegations against CCSC and reduced the scope of the allegations against Ms. Springsteen-Abbott.  The sole remaining charge was that Ms. Springsteen-Abbott had approved the misallocation of some expenses to certain Funds. Management believes that the expenses at issue include amounts that were proper and that were properly allocated to Funds, and also identified a smaller number of expenses that had been allocated in error, but were adjusted and repaid to the affected Funds when they were identified in 2012.  During the period in question, Commonwealth Capital Corp. (“CCC”) and Ms. Springsteen-Abbott provided important financial support to the Funds, voluntarily absorbed expenses and voluntarily waived fees in amounts aggregating in excess of any questioned allocations.  That Panel ruled on March 30, 2015, that Ms. Springsteen-Abbott should be barred from the securities industry because the Panel concluded that she allegedly misallocated approximately $208,000 of expenses involving certain Funds over the course of three years.  As such, management has allocated approximately $87,000 of the $208,000 in allegedly misallocated expenses back to the affected funds as a contingency accrual in CCC’s financial statements and a good faith payment for the benefit of those Income Funds.  Decisions issued by FINRA's Office of Hearing Officers may be appealed to FINRA's National Adjudicatory Council (NAC) pursuant to FINRA Rule 9311.  The NAC Decision upheld the Panel’s ruling.  The bar took effect on August 23, 2016.  Ms. Springsteen-Abbott appealed the NAC Decision to the SEC.  On March 31, 2017, the SEC remanded the matter back to FINRA for further consideration consistent with the SEC’s remand, but did not suggest any view as to a particular outcome. While a decision is being reconsidered by FINRA, the sanctions for disgorgement and fines are not enforced against the Company.  As of May 15, 2017, management believes that resolution of the appeal will not result in any material adverse financial impact on the Funds, but no assurance can be provided until the FINRA matter is resolved.

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

COMMONWEALTH INCOME & GROWTH FUND VI
BY: COMMONWEALTH INCOME & GROWTH FUND, INC., General Partner
May 15, 2017	By: /s/ Kimberly A. Springsteen-Abbott
Date	Kimberly A. Springsteen-Abbott
Chief Executive Officer Commonwealth Income & Growth Fund, Inc.

May 15, 2017	By: /s/ Lynn A. Whatley
Date	Lynn A. Whatley
Executive Vice President, Chief Operating Officer