Form 10-Q
period 2017-06-30
Commonwealth Income & Growth Fund VI
filed 2017-08-14
CIK 1351901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017 or

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

FORM 10-Q
JUNE 30, 2017

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

Commonwealth Income & Growth Fund VI
Condensed Balance Sheets

	June 30,	December 31,
	2017	2016
	(unaudited)
ASSETS
Cash and cash equivalents	$48,614	$332,742
Lease income receivable, net of reserve of approximately $33,000 at June 30, 2017 and December 31, 2016	115,620	173,415
Accounts receivable, Commonwealth Capital Corp., net	196,519	131,445
Other receivables, net of reserve of approximately $7,000 at June 30, 2017 and December 31, 2016	29,029	20,853
Prepaid expenses	1,684	2,505
	391,466	660,960

Net investment in finance leases	40,292	61,634

Equipment, at cost	8,818,299	8,405,780
Accumulated depreciation	(7,530,759)	(7,322,869)
	1,287,540	1,082,911

Equipment acquisition costs and deferred expenses, net of accumulated amortization of approximately $30,000 and $42,000 at June 30, 2017 and December 31, 2016, respectively	49,338	39,987

Total Assets	$1,768,636	$1,845,492

LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES
Accounts payable	$161,644	$175,294
Accounts payable, CIGF, Inc., net	86,803	97,590
Other accrued expenses	5,244	94,182
Unearned lease income	42,869	38,843
Notes payable	838,591	605,372
Total Liabilities	1,135,151	1,011,281

COMMITMENTS AND CONTINGENCIES

PARTNERS' CAPITAL
General Partner	1,000	1,000
Limited Partners	632,485	833,211
Total Partners' Capital	633,485	834,211

Total Liabilities and Partners' Capital	$1,768,636	$1,845,492

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund VI
Condensed Statements of Operations
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenue
Lease	$251,817	$212,320	$499,254	$447,730
Interest and other	682	1,268	1,585	2,917
Gain on sale of equipment	-	17,118	-	20,158
Total revenue and gain on sale of equipment	252,499	230,706	500,839	470,805

Expenses
Operating, excluding depreciation	85,881	120,424	217,702	294,531
Equipment management fee, General Partner	12,818	10,837	25,417	22,840
Interest	10,718	3,070	19,905	5,992
Depreciation	180,688	164,352	360,940	401,685
Amortization of equipment acquisition costs
and deferred expenses	9,332	6,041	19,412	12,901
Bad debt expense	19	-	570	1,649
Loss on sale of computer equipment	14,329	-	13,579	-
Total expenses	313,785	304,724	657,525	739,598

Other income (loss)
Gain from insurance recovery	-	-	24,135	-
Total other income	-	-	24,135	-

Net loss	$(61,286)	$(74,018)	$(132,551)	$(268,793)

Net loss allocated to Limited Partners	$(61,286)	$(74,911)	$(132,947)	$(269,686)

Net loss per equivalent Limited Partnership unit	$(0.03)	$(0.04)	$(0.08)	$(0.15)

Weighted average number of equivalent Limited
Partnership units outstanding during the period	1,760,681	1,782,812	1,762,234	1,785,554

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund VI
Condensed Statement of Partners' Capital
For the six months ended June 30, 2017
(unaudited)

	General	Limited
	Partner	Partner	General	Limited
	Units	Units	Partner	Partners	Total
Balance, January 1, 2017	50	1,767,326	$1,000	$833,211	$834,211
Net income (loss)	-	-	396	(132,947)	(132,551)
Redemptions	-	(6,646)	-	(30,066)	(30,066)
Distributions	-	-	(396)	(37,713)	(38,109)
Balance, June 30, 2017	50	1,760,680	$1,000	$632,485	$633,485

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund VI
Condensed Statements of Cash Flow
(unaudited)

	Six months ended
	June 30,
	2017	2016

Net cash provided by operating activities	$7,776	$460,637

Cash flows from investing activities
Capital expenditures	(137,962)	(6,139)
Payments received from finance leases	22,701	22,701
Equipment acquisition fees paid to General Partner	(24,263)	(1,076)
Net proceeds from the sale of equipment	8,659	20,158

Net cash (used in) provided by investing activities	(130,865)	35,644

Cash flows from financing activities
Redemptions	(30,066)	(20,071)
Debt placement fee	(4,498)	(208)
Distributions to Partners	(126,475)	-

Net cash used in financing activities	(161,039)	(20,279)

Net (decrease) increase in cash and cash equivalents	(284,128)	476,002

Cash and cash equivalents, beginning of the period	332,742	20,855

Cash and cash equivalents, end of the period	$48,614	$496,857

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

Liquidity and Going Concern

The General Partner and CCC have committed to fund, either through cash contributions and/or forgiveness of indebtedness, any necessary operational cash shortfalls of the Partnership through June 30, 2018. The General Partner will continue to reassess the funding of limited partner distributions throughout 2017 and will continue to waive certain fees. The General Partner and CCC will also determine if related party payables owed to them the Partnership may be deferred (if deemed necessary in an effort to further increase the Partnership’s cash flow. If available cash flow or net disposition proceeds are insufficient to cover the Partnership expenses and liabilities on a short and long term basis, the Partnership may attempt to obtain additional funds by disposing of or refinancing equipment, or by borrowing within its permissible limits.

The Partnership has incurred recurring losses and has a working capital deficit at June 30, 2017. The Partnership believes it has alleviated these conditions as discussed above. Allocations of income and distributions of cash are based on the Agreement. The various allocations under the Agreement prevent any limited partner’s capital account from being reduced below zero and ensure the capital accounts reflect the anticipated sharing ratios of cash distributions, as defined in the Agreement.

2. Summary of Significant Accounting Policies

Basis of Presentation

The financial information presented as of any date other than December 31, 2016 has been prepared from the books and records without audit. The following unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Financial information as of December 31, 2016 has been derived from the audited financial statements of the Partnership, but does not include all disclosures required by generally accepted accounting principles to be included in audited financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated, have been included. Operating results for the six months ended June 30, 2017 are not necessarily indicative of financial results that may be expected for the full year ended December 31, 2017.

Disclosure of Fair Value of Financial Instruments

Estimated fair value was determined by management using available market information and appropriate valuation methodologies. However, judgment was necessary to interpret market data and develop estimated fair value. Cash and cash equivalents, receivables, accounts payable and accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values as of June 30, 2017 and December 31, 2016 due to the short term nature of these financial instruments.

The Partnership’s long-term debt consists of notes payable, which are secured by specific equipment and are nonrecourse liabilities of the Partnership. The estimated fair value of this debt at June 30, 2017 and December 31, 2016 approximates the carrying value of these instruments, due to the interest rates on the debt approximating current market interest rates. The Partnership classifies the fair value of its notes payable within Level 2 of the valuation hierarchy based on the observable inputs used to estimate fair value.

Cash and cash equivalents

We consider cash equivalents to be highly liquid investments with an original maturity of 90 days or less.

At June 30, 2017, cash and cash equivalents were held in two accounts maintained at one financial institution with an aggregate balance of approximately $53,000. Bank accounts are federally insured up to $250,000 by the FDIC. At June 30, 2017, the total cash balance was as follows:

At June 30, 2017	Balance
Total bank balance	$53,000
FDIC insured	(53,000)
Uninsured amount	$-

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

Recently Adopted Accounting Pronouncements

In October 2016, the FASB issued Accounting Standards Update 2016-17— Consolidation (Topic 810): Interests Held through Related Parties That Are under Common Control. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. This was adopted January 1, 2017; however, adoption of this ASU had no impact on the Partnership’s financial statements during the six months ended June 30, 2017.

Recent Accounting Pronouncements Not Yet Adopted

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

Remarketing fees will be paid to the leasing companies from which the Partnership purchases leases. These are fees that are earned by the leasing companies when the initial terms of the lease have been met. The General Partner believes that this strategy adds value since it entices the leasing company to remain actively involved with the lessees for potential extensions, remarketing or sale of equipment. This strategy is designed to minimize any conflicts the leasing company may have with a new lessee and may assist in maximizing overall portfolio performance. The remarketing fee is tied into lease performance thresholds and is a factor in the negotiation of the fee. Remarketing fees incurred in connection with lease extensions are accounted for as operating costs. Remarketing fees incurred in connection with the sale of equipment are included in the gain or loss calculations. For the six months ended June 30, 2017 and 2016, there were $0 and $3,000 of remarketing fees incurred and/or paid with cash or netted against receivables due from such parties, respectively.

Gains from the termination of leases are recognized when the lease is modified and terminated concurrently. Gains from lease termination included in lease revenue for the six months ended June 30, 2017 and 2016, was approximately $1,000 and $2,000, respectively.

CCC, on behalf of the Partnership and on behalf of other affiliated companies and partnerships (“partnerships”), acquires equipment subject to associated debt obligations and lease agreements and allocates a participation in the cost, debt and lease revenue to the various companies based on certain risk factors.

The Partnership’s share of the cost of the equipment in which it participates with other partnerships at June 30, 2017 was approximately $4,709,000 and is included in the Partnership’s equipment on its balance sheet. The total cost of the equipment shared by the Partnership with other partnerships at June 30, 2017 was approximately $11,067,000. The Partnership’s share of the outstanding debt associated with this equipment at June 30, 2017 was approximately $279,000 and is included in the Partnership’s notes payable on its balance sheet. The total outstanding debt related to the equipment shared by the Partnership at June 30, 2017 was approximately $1,357,000.

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

The following is a schedule of approximate future minimum rentals on non-cancellable operating leases at June 30, 2017:

For the period ended December	Amount
Six months ended December 31, 2017	$373,000
Year Ended December 31, 2018	462,000
Year Ended December 31, 2019	281,000
Year Ended December 31, 2020	9,000
$1,125,000

Finance Leases:

The following lists the components of the net investment in direct finance leases:

	June 30, 2017	December 31, 2016
Total minimum lease payments to be received	$21,000	$44,000
Estimated residual value of leased equipment (unguaranteed)	20,000	20,000
Less: unearned income	(1,000)	(3,000)
Initial direct costs finance leases	300	1,000
Net investment in finance leases	$40,000	$62,000

We assess credit risk for all of our customers, including those that lease under finance leases. This credit risk is assessed using an internally developed model which incorporates credits scores from third party providers and our own customer risk ratings and is periodically reviewed. Our internal ratings are weighted based on the industry that the customer operates in. Factors taken into consideration when assessing risk include both general and industry specific qualitative and quantitative metrics. We separately take into consideration payment history, open lawsuits, liens and judgments. Typically, we will not extend credit to a company that has been in business for less than 5 years or that has filed for bankruptcy within the same period. Our internally based model may classify a company as high risk based on our analysis of their audited financial statements and their payment history. Additional considerations of high risk may include history of late payments, open lawsuits and liens or judgments. In an effort to mitigate risk, we typically require deposits from those in this category.

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

As of June 30, 2017 and December 31, 2016, we determined that we did not have a need for an allowance for uncollectible accounts associated with any of our finance leases, as the customer payment histories with us, associated with these leases, has been positive.

The following is a schedule of approximate future minimum rentals on non-cancelable direct financing leases at June 30, 2017:

Amount
Six months ended December 31, 2017	$16,000
2018	5,000
Total	$21,000

4. Related Party Transactions

Receivables/Payables

As of June 30, 2017 and December 31, 2016, the Company’s related party receivables and payables are short term, unsecured and non-interest bearing.

Six months ended June 30,	2017	2016

Reimbursable expenses
The General Partner and its affiliates are entitled to reimbursement by the Partnership for the cost of goods, supplies or services obtained and used by the General Partner in connection with the administration and operation of the Partnership from third parties unaffiliated with the General Partner. In addition, the General Partner and its affiliates are entitled to reimbursement of certain expenses incurred by the General Partner and its affiliates in connection with the administration and operation of the Partnership.  For the six months ended June 30, 2017 and 2016, the Partnership was charged approximately $72,000 and $96,000 in Other LP expense, respectively.
	$205,000	$284,000
Equipment acquisition fee
The General Partner earned an equipment acquisition fee of 4% of the purchase price of each item of equipment purchased as compensation for the negotiation of the acquisition of the equipment and lease thereof or sale under a conditional sales contract.	$24,000	$1,000
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
	$25,000	$23,000
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
	$4,000	$200

5. Notes Payable

Notes payable consisted of the following approximate amounts:
	June 30, 2017	December 31, 2016
Installment note payable to bank; interest rate of 1.60%, due in monthly installments of $2,775, including interest, with final payment in March 2017	$-	$8,000
Installment note payable to bank; interest rate of 1.60%, due in monthly installments of $5,138, including interest, with final payment in April 2017	-	21,000
Installment note payable to bank; interest rate of 4.85%, due in quarterly installments of $7,699, including interest, with final payment in July 2017	8,000	23,000
Installment note payable to bank; interest rate of 4.23%, due in quarterly installments of $420, including interest, with final payment in August 2017	1,000	1,000
Installment note payable to bank; interest rate of 4.88%, due in monthly installments of $1,058, including interest, with final payment in October 2017	4,000	10,000
Installment note payable to bank; interest rate of 4.23%, due in quarterly installments ranging from $1,370, to $1,927, including interest, with final payment in February 2018	10,000	16,000
Installment note payable to bank; interest rate of 4.23%, due in quarterly installments of $141 including interest, with final payment in October 2018	2,000	3,000
Installment note payable to bank; interest rate of 1.80%, due in monthly installments of $456, including interest, with final payment in February 2019	9,000	12,000
Installment note payable to bank; interest rate of 4.23%, due in monthly installments of $1,339, including interest, with final payment in August 2019	33,000	40,000
Installment note payable to bank; interest rate of 4.37%, due in monthly installments of $42,121, including interest, with final payment in October 2019	397,000	471,000
Installment note payable to bank; interest rate of 4.23%, due in monthly installments of $9,935, including interest, with final payment in January 2019	182,000	-
Installment note payable to bank; interest rate of 5.46%, due in monthly installments of $904, including interest, with final payment in December 2019	25,000	-
Installment note payable to bank; interest rate of 5.46%, due in monthly installments of $4,364, including interest, with final payment in January 2020	126,000	-
Installment note payable to bank; interest rate of 5.93%, due in monthly installments of $1,425, including interest, with final payment in February 2020	42,000	-
	$839,000	$605,000

The notes are secured by specific equipment with a carrying value of approximately $1,184,000 and are nonrecourse liabilities of the Partnership. As such, the notes do not contain any financial debt covenants with which we must comply on either an annual or quarterly basis. Aggregate approximate maturities of notes payable for each of the periods subsequent to June 30, 2017 are as follows:

Amount
Six months ended December 31, 2017	$197,000
Year ended December 31, 2018	372,000
Year ended December 31, 2019	263,000
Year ended December 31, 2020	7,000
$839,000

6. Supplemental Cash Flow Information

No interest or principal on notes payable was paid by the Partnership because direct payment was made by lessee to the bank in lieu of collection of lease income and payment of interest and principal by the Partnership.

Other noncash activities included in the determination of net loss are as follows:

Six months ended June 30,	2017	2016
Lease revenue net of interest expense on notes payable realized as a result of direct payment of principal by lessee to bank	$217,000	$169,000

Noncash investing and financing activities include the following:

Six months ended June 30,	2017	2016
Debt assumed in connection with purchase of equipment	$451,000	$21,000
Accrual for distribution to partners paid in July (included in other accrued expenses)	$-	$89,000

During the six months ended June 30, 2017 and 2016, the Partnership wrote-off fully amortized acquisition and finance fees of approximately $31,000 and $21,000, respectively.

During the three months ended June 30, 2017 and 2016, the Partnership wrote-off fully depreciated equipment of approximately $11,000 and $0, respectively.

7. Commitments and Contingencies

Medshare

In January 2015, CCC, on behalf of the Funds, entered into a Purchase Agreement (“Purchase Agreement”) for the sale of the equipment to Medshare Technologies (“Medshare”) for approximately $3,400,000.  The Partnership’s share of the sale proceeds was approximately $1,033,000.  As of August 2, 2016, the Partnership had received approximately $545,000 of the approximate $1,033,000 sale proceeds and had recorded a reserve of $137,000 against the outstanding receivable.  On April 3, 2015 Medshare was obligated to make payment in full and failed to do so. As a result, Medshare defaulted on its purchase agreement with CCC and was issued a demand letter for full payment of the equipment.  On June 25, 2015, Medshare filed a lawsuit in Texas state court for breach of contract (“State Suit”).  On June 26, 2015, Commonwealth filed a lawsuit in the Northern District of Texas against Medshare seeking payment in full and/or return of the Equipment and damages.

In July 2016, CCC, on behalf of the Funds, entered into a $1,400,000 binding Settlement Agreement (“Settlement Agreement”) with Medshare and its principal owner, Chris Cleary (collectively referred to as “Defendants”), who are held jointly and severally liable for the entire settlement. On August 2, 2016, the Defendants made payment to CCC of an initial $200,000 to be followed by 24 structured monthly payments of approximately $50,000 per month to begin no later than September 15, 2016. The Partnership’s share of the Settlement Agreement is approximately $23,000 and is to be applied against the net Medshare receivable of approximately $18,000 as of the settlement date. The remaining $5,000 will be applied against the $7,000 reserve and recorded as a bad debt recovery. As of August 2, 2017, the Partnership received approximately $7,000 of the approximate $23,000 settlement agreement which was applied against the net Medshare receivable of approximately $18,000 as of the settlement date. As Defendant defaulted on settlement agreement, CCC sought and obtained consent judgement from U.S. District Court for Northern District of Texas, Dallas Division on July 27, 2017 in the amount of $1.5 million, less $450,000 previously paid plus $6,757 in attorney fees, both Defendant and Cleary being jointly and severally liable for judgement amount. The court also vacated the September 21, 2016 settlement dismissal.

On July 27, 2017 Defendant filed Chapter 11 in Northern District of Texas Dallas Division, an initial meeting of creditors is set for August 25, 2017. On July 26, 2017 LegacyTexas Bank, a secured creditor of Defendant filed for a TRO from U.S. District Court for Northern District of Texas, Dallas Division on July 27, 2017 with request for appointment of trustee for operation of Defendant, the hearing was held August 7, 2017.

The Partnership’s share of the judgment would be approximately $486,000. Based on discussions with counsel, management believes that the likelihood of loss is remote and recovery may be pursued directly against Cleary.  As such, management believes that the foregoing may not result in any adverse financial impact on the Funds, but no assurance can be provided until the proceedings are resolved.

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

On July 21, 2017, FINRA reaffirmed its position on the bar from the securities industry, but reduced the list of 1,840 items totaling $208,000 to a remaining list of 84 items totaling $36,226, and reduced the proposed fine from $100,000 to $50,000. On August 14, 2017 respondents appealed FINRA’s revised ruling. As of August 14, 2017, management believes that final resolution will not result in any material adverse financial impact on the Funds, but no assurance can be provided until the legal matter is resolved. Ms. Springsteen-Abbott has filed a Notice of Appeal with the SEC.

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

INDUSTRY OVERVIEW

The Equipment Leasing and Finance Association’s (ELFA) Monthly Leasing and Finance Index (MLFI-25), which reports economic activity from 25 companies representing a cross section of the $1 trillion equipment finance sector, showed their overall new business volume for June was $9.8 billion, down 2% year-over-year from new business volume in June 2016. Volume was up 27% month-to-month from $7.7 billion in May. Year to date, cumulative new business volume was up 5% compared to 2016. Receivables over 30 days were 1.30%, down from 1.40% the previous month and down from 1.40% in the same period in 2016. Charge-offs were 0.38%, down from 0.47% the previous month, and down from 0.65% in the year-earlier period. Credit approvals totaled 75.9% in June, down from 77% in May. Total headcount for equipment finance companies was up 16.6% year over year, largely attributable to continued acquisition activity at an MLFI reporting company. Separately, the Equipment Leasing & Finance Foundation’s Monthly Confidence Index (MCI-EFI) for July is 63.5, steady with the two previous months.

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

LEASE INCOME RECEIVABLE

Lease income receivable includes current lease income receivable net of allowances for uncollectible amounts. The Partnership monitors lease income receivable to ensure timely and accurate payment by lessees. Its Lease Relations department is responsible for monitoring lease income receivable and, as necessary, resolving outstanding invoices.

The Partnership reviews a customer’s credit history before extending credit. The Partnership may establish an allowance for uncollectible lease income receivable based upon the credit risk of specific customers, historical trends and other information when the analysis indicates that the probability of full collection is unlikely. The Partnership writes off its accounts receivable when it determines that it is uncollectible and all economically sensible means have been exhausted.

REVENUE RECOGNITION

Through June 30, 2017, the Partnership’s lease portfolio consisted of operating and finance leases. For operating leases, lease revenue is recognized on a straight-line basis in accordance with the terms of the lease agreements.

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

Gains from the termination of leases are recognized when the lease is modified and terminated concurrently. Gains from lease termination included in lease revenue for the six months ended June 30, 2017 and 2016, was approximately $1,000 and $2,000, respectively.

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

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash

Our primary sources of cash for the six months ended June 30, 2017 were cash provided by operating activities of approximately $8,000, payments received from finance leases of approximately $23,000 and net proceeds from the sale of equipment of approximately $9,000. This compares to the six months ended June 30, 2016 where our primary sources of cash were provided by operating activities of approximately $461,000, payments received from finance leases of approximately $23,000 and net proceeds from the sale of equipment of approximately $20,000.

Our primary uses of cash for the six months ended June 30, 2017, were distributions to partners of approximately $126,000, partner redemptions of approximately $30,000, capital expenditures of approximately $138,000, debt placement fees of approximately $4,000 and equipment acquisition fees paid to the General Partner of approximately $24,000.

Our primary uses of cash for the six months ended June 30, 2017 were for the purchase of new equipment of approximately $138,000, partner redemptions of approximately $30,000 and acquisition and debt placement fees paid to General Partner of approximately $29,000.  For the six months ended June 30, 2016, our primary uses of cash were for the purchase of new equipment of approximately $6,000 and partner redemptions of approximately $20,000.

Cash was provided by operating activities for the six months ended June 30, 2017 of approximately $8,000, which includes a net loss of approximately $133,000, depreciation and amortization expenses of approximately $381,000 and loss on sale of equipment of approximately $14,000. Other noncash activities included in the determination of net income include direct payments to banks by lessees of approximately $217,000. For the six months ended June 30, 2016, cash was provided by operating activities of approximately $461,000, which includes a net loss of approximately $269,000, depreciation and amortization expenses of approximately $415,000 and gain on sale of equipment of approximately $20,000. Other noncash activities included in the determination of net income include direct payments to banks by lessees of approximately $169,000 and bad debt expense of approximately $2,000.

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

At June 30, 2017, cash and cash equivalents were held in two accounts maintained at one financial institution with an aggregate balance of approximately $53,000. Bank accounts are federally insured up to $250,000 by the FDIC. At June 30, 2017, the total cash balance was as follows:

At June 30, 2017	Balance
Total bank balance	$53,000
FDIC insured	(53,000)
Uninsured amount	$-

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

The Partnership’s investment strategy of acquiring equipment and generally leasing it under triple-net leases to operators who generally meet specified financial standards minimizes our operating expenses. As of June 30, 2017, the Partnership had future minimum rentals on non-cancelable operating leases of approximately $373,000 for the balance of the year ending December 31, 2017 and approximately $752,000 thereafter. As of June 30, 2017, the Partnership had future minimum rentals on non-cancelable finance leases of approximately $16,000 for the balance of the year ended December 31, 2017 and approximately $5,000 thereafter.

As of June 30, 2017, our non-recourse debt was approximately $839,000 with interest rates ranging from 1.80% to 5.93% and will be payable through February 2020.

RESULTS OF OPERATIONS

Three months ended June 30, 2017 compared to three months ended June 30, 2016

Lease Revenue

Lease revenue increased to approximately $252,000 for the three months ended June 30, 2017, from approximately $212,000 for the three months ended June 30, 2016. The Partnership had 46 and 56 active operating leases for the three months ended June 30, 2017 and 2016, respectively. Overall lease revenue increased while the overall number of active leases decreased. This increase in lease revenue is primarily due to the acquisition of fewer leases at higher rental rates. Management expects to add new leases to the Partnership’s portfolio throughout 2017, primarily through debt financing.

Sale of Equipment

For the three months ended June 30, 2017, the Partnership sold fully depreciated equipment with a net book value of approximately $22,000 for net loss of approximately $14,000. This compares to the three months ended June 30, 2016, when the Partnership sold fully depreciated equipment with a net book value of approximately $0 for net gain of approximately $17,000.

Operating Expenses

Our operating expenses, excluding depreciation, primarily consist of accounting and legal fees, outside service fees and reimbursement of expenses to CCC for administration and operation of the Partnership. These expenses decreased to approximately $86,000 for the three months ended June 30, 2017, from approximately $120,000 for the three months ended June 30, 2016. This decrease is primarily attributable to a decrease in accounting fees and financial reporting and IT internal related expenses of approximately $22,000 as a result of a change in software used for SEC electronic filing and a CRM/Great Plains accounting system interface during 2016. Additionally, there was a decrease in other LP expenses of approximately $9,000, a decrease in partnership tax of approximately $9,000, and an increase in legal fees of approximately $6,000.

Equipment Management Fees

We pay an equipment management fee to our general partner for managing our equipment portfolio. The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases and approximately 2% of the gross lease revenue attributable to equipment that is subject to direct financing leases. The equipment management fee increased to approximately $13,000 for the three months ended June 30, 2017 from approximately $11,000 for the three months ended June 30, 2016, which is consistent with the increase in lease revenue.

Depreciation and Amortization Expense

Depreciation and amortization expenses consist of depreciation on equipment and amortization of equipment acquisition fees. These expenses increased to approximately $190,000 for the three months ended June 30, 2017, from approximately $170,000 for the three months ended June 30, 2016. This increase was due to the lower frequency in the termination of leases and equipment being fully depreciated as compared to the acquisition of new leases during 2017.

Net Loss

For the three months ended June 30, 2017, we recognized revenue of approximately $253,000, expenses of approximately $314,000 and an insurance recovery gain of $0, resulting in net loss of approximately $61,000. For the three months ended June 30, 2016, we recognized revenue of approximately $231,000 and expenses of approximately $305,000, resulting in a net loss of approximately $74,000. This change in net loss is due to the changes in revenue and expenses as described above.

Six months ended June 30, 2017 compared to six months ended June 30, 2016

Lease Revenue

Lease revenue increased to approximately $499,000 for the six months ended June 30, 2017, from approximately $448,000 for the six months ended June 30, 2016. The Partnership had 52 and 61 active operating leases for the six months ended June 30, 2017 and 2016, respectively. Overall lease revenue increased while the overall number of active leases decreased. This increase in lease revenue is primarily due to the acquisition of fewer leases at higher rental rates. Management expects to add new leases to the Partnership’s portfolio throughout 2017, primarily through debt financing.

Sale of Equipment

For the six months ended June 30, 2017, we sold equipment held under operating leases with a net book value of approximately $22,000 for net loss of approximately $14,000. This compares to the six months ended June 30, 2016, when we sold equipment held under operating leases with a net book value of approximately $0 for net gain of approximately $20,000.

Operating Expenses

Our operating expenses, excluding depreciation, primarily consist of accounting and legal fees, outside service fees and reimbursement of expenses to CCC for administration and operation of the Partnership. These expenses decreased to approximately $218,000 for the six months ended June 30, 2017, from approximately $295,000 for the six months ended June 30, 2016. This decrease is primarily attributable to decreases in Other LP expense of approximately $24,000and accounting and legal fees of approximately $47,000.

Equipment Management Fees

We pay an equipment management fee to our general partner for managing our equipment portfolio. The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases and approximately 2% of the gross lease revenue attributable to equipment that is subject to direct financing leases. The equipment management fee increased to approximately $25,000 for the six months ended June 30, 2017 from approximately $23,000 for the six months ended June 30, 2016. This increase is consistent with the overall increase in lease revenue.

Depreciation and Amortization Expense

Depreciation and amortization expenses consist of depreciation on equipment and amortization of equipment acquisition fees. These expenses decreased to approximately $381,000 for the six months ended June 30, 2017, from approximately $415,000 for the six months ended June 30, 2016. This decrease was due to the higher frequency in the termination of leases and equipment being fully depreciated as compared to the acquisition of new leases for the six months ended June 30, 2017.

Net Loss

For the six months ended June 30, 2017, we recognized revenue of approximately $501,000 expenses of approximately $658,000 and an insurance recovery gain of approximately $24,000, resulting in a net loss of approximately $133,000. For the six months ended June 30, 2016, we recognized revenue of approximately $471,000 and expenses of approximately $740,000, resulting in a net loss of approximately $269,000. This change in net loss is due to the changes in revenue and expenses as described above.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

N/A

Item 4. Controls and Procedures

Our management, under the supervision and with the participation of the General Partner’s Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures related to our reporting and disclosure obligations as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, the General Partner’s Chief Executive Officer and Principal Financial Officer have concluded that, as of June 30, 2017, our disclosure controls and procedures are effective in ensuring that information relating to us which is required to be disclosed in our periodic reports filed or submitted under the Securities Exchange Act of 1934 is (a) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (b) accumulated and communicated to management, including the General Partner’s Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There were no changes in the Partnership’s internal control over financial reporting during the second quarter of 2017 that have materially affected or are reasonably likely to materially affect its internal control over financial reporting.

Part II: OTHER INFORMATION

Item 1. Legal Proceedings

Medshare

In January 2015, CCC, on behalf of the Funds, entered into a Purchase Agreement (“Purchase Agreement”) for the sale of the equipment to Medshare Technologies (“Medshare”) for approximately $3,400,000.  The Partnership’s share of the sale proceeds was approximately $1,033,000.  As of August 2, 2016, the Partnership had received approximately $545,000 of the approximate $1,033,000 sale proceeds and had recorded a reserve of $137,000 against the outstanding receivable.  On April 3, 2015 Medshare was obligated to make payment in full and failed to do so. As a result, Medshare defaulted on its purchase agreement with CCC and was issued a demand letter for full payment of the equipment.  On June 25, 2015, Medshare filed a lawsuit in Texas state court for breach of contract (“State Suit”).  On June 26, 2015, Commonwealth filed a lawsuit in the Northern District of Texas against Medshare seeking payment in full and/or return of the Equipment and damages.

In July 2016, CCC, on behalf of the Funds, entered into a $1,400,000 binding Settlement Agreement (“Settlement Agreement”) with Medshare and its principal owner, Chris Cleary (collectively referred to as “Defendants”), who are held jointly and severally liable for the entire settlement. On August 2, 2016, the Defendants made payment to CCC of an initial $200,000 to be followed by 24 structured monthly payments of approximately $50,000 per month to begin no later than September 15, 2016. The Partnership’s share of the Settlement Agreement is approximately $23,000 and is to be applied against the net Medshare receivable of approximately $18,000 as of the settlement date. The remaining $5,000 will be applied against the $7,000 reserve and recorded as a bad debt recovery. As of August 2, 2017, the Partnership received approximately $7,000 of the approximate $23,000 settlement agreement which was applied against the net Medshare receivable of approximately $18,000 as of the settlement date. As Defendant defaulted on settlement agreement, CCC sought and obtained consent judgement from U.S. District Court for Northern District of Texas, Dallas Division on July 27, 2017 in the amount of $1.5 million, less $450,000 previously paid plus $6,757 in attorney fees, both Defendant and Cleary being jointly and severally liable for judgement amount. The court also vacated the September 21, 2016 settlement dismissal.

On July 27, 2017 Defendant filed Chapter 11 in Northern District of Texas Dallas Division, an initial meeting of creditors is set for August 25, 2017. On July 26, 2017 LegacyTexas Bank, a secured creditor of Defendant filed for a TRO from U.S. District Court for Northern District of Texas, Dallas Division on July 27, 2017 with request for appointment of trustee for operation of Defendant, the hearing was held August 7, 2017.

The Partnership’s share of the judgment would be approximately $486,000. Based on discussions with counsel, management believes that the likelihood of loss is remote and recovery may be pursued directly against Cleary.  As such, management believes that the foregoing may not result in any adverse financial impact on the Funds, but no assurance can be provided until the proceedings are resolved.

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

On July 21, 2017, FINRA reaffirmed its position on the bar from the securities industry, but reduced the list of 1,840 items totaling $208,000 to a remaining list of 84 items totaling $36,226, and reduced the proposed fine from $100,000 to $50,000. On August 14, 2017 respondents appealed FINRA’s revised ruling. As of August 14, 2017, management believes that final resolution will not result in any material adverse financial impact on the Funds, but no assurance can be provided until the legal matter is resolved. Ms. Springsteen-Abbott has filed a Notice of Appeal with the SEC.

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

COMMONWEALTH INCOME & GROWTH FUND VI
BY: COMMONWEALTH INCOME & GROWTH FUND, INC., General Partner
August 14, 2017	By: /s/ Kimberly A. Springsteen-Abbott
Date	Kimberly A. Springsteen-Abbott
Chief Executive Officer Commonwealth Income & Growth Fund, Inc.

August 14, 2017	By: /s/ Lynn A. Whatley
Date	Lynn A. Whatley
Executive Vice President, Chief Operating Officer