Form 10-Q
period 2017-09-30
Commonwealth Income & Growth Fund VI
filed 2017-11-14
CIK 1351901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017 or

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

FORM 10-Q
SEPTEMBER 30, 2017

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
Commonwealth Income & Growth Fund VI
Condensed Balance Sheets

	September 30,	December 31,
	2017	2016
	(unaudited)
ASSETS
Cash and cash equivalents	$13,490	$332,742
Lease income receivable, net of reserve of approximately $33,000 at September 30, 2017 and December 31, 2016	111,769	173,415
Accounts receivable, Commonwealth Capital Corp., net	306,706	131,445
Other receivables, net of reserve of approximately $8,000 and $7,000 at September 30, 2017 and December 31, 2016, respectively	30,539	20,853
Prepaid expenses	5,409	2,505
	467,913	660,960

Net investment in finance leases	28,156	61,634

Equipment, at cost	9,023,124	8,405,780
Accumulated depreciation	(7,638,791)	(7,322,869)
	1,384,333	1,082,911

Equipment acquisition costs and deferred expenses, net of accumulated amortization of approximately $32,000 and $42,000 at September 30, 2017 and December 31, 2016, respectively	50,940	39,987

Total Assets	$1,931,342	$1,845,492

LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES
Accounts payable	$161,551	$175,294
Accounts payable, CIGF, Inc., net	110,568	97,590
Other accrued expenses	128,824	94,182
Unearned lease income	73,655	38,843
Notes payable	904,222	605,372
Total Liabilities	1,378,820	1,011,281

COMMITMENTS AND CONTINGENCIES

PARTNERS' CAPITAL
General Partner	1,000	1,000
Limited Partners	551,522	833,211
Total Partners' Capital	552,522	834,211

Total Liabilities and Partners' Capital	$1,931,342	$1,845,492

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund VI
Condensed Statements of Operations
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenue
Lease	$258,522	$239,243	$757,776	$686,973
Interest and other	480	1,623	2,065	4,540
Gain on sale of equipment	454	11,086	1,204	31,244
Total revenue and gain on sale of equipment	259,456	251,952	761,045	722,757

Expenses
Operating, excluding depreciation	113,272	108,637	330,974	403,168
Equipment management fee, General Partner	13,147	12,190	38,564	35,030
Interest	10,404	1,836	30,309	7,828
Depreciation	185,374	191,914	546,314	593,599
Amortization of equipment acquisition costs
and deferred expenses	7,677	8,213	27,089	21,114
Bad debt expense	1,046	-	1,616	1,649
Loss on sale of computer equipment	-	-	14,329	-
Total expenses	330,920	322,790	989,195	1,062,388

Other income
Gain from insurance recovery	-	-	24,135	-
Total other income	-	-	24,135	-

Net loss	$(71,464)	$(70,838)	$(204,015)	$(339,631)

Net loss allocated to Limited Partners	$(71,464)	$(71,722)	$(204,411)	$(341,408)

Net loss per equivalent Limited Partnership unit	$(0.04)	$(0.04)	$(0.12)	$(0.19)

Weighted average number of equivalent Limited
Partnership units outstanding during the period	1,756,361	1,775,409	1,761,362	1,785,243

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund VI
Condensed Statement of Partners' Capital
For the nine months ended September 30, 2017
(unaudited)

	General	Limited
	Partner	Partner	General	Limited
	Units	Units	Partner	Partners	Total
Balance, January 1, 2017	50	1,767,326	$1,000	$833,211	$834,211
Net loss	-	-	396	(204,411)	(204,015)
Redemptions	-	(9,930)	-	(39,565)	(39,565)
Distributions	-	-	(396)	(37,713)	(38,109)
Balance, September 30, 2017	50	1,757,396	$1,000	$551,522	$552,522

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund VI
Condensed Statements of Cash Flow
(unaudited)

	Nine months ended
	September 30,
	2017	2016

Net cash provided by operating activities	$21,492	$584,730

Cash flows from investing activities
Capital expenditures	(186,711)	(95,194)
Payments received from finance leases	33,745	34,051
Equipment acquisition fees paid to General Partner	(31,945)	(28,805)
Net proceeds from the sale of equipment	16,304	49,427

Net cash used in investing activities	(168,607)	(40,521)

Cash flows from financing activities
Redemptions	(39,565)	(97,574)
Debt placement fee	(6,097)	(5,710)
Distributions to Partners	(126,475)	(177,705)

Net cash used in financing activities	(172,137)	(280,989)

Net (decrease) increase in cash and cash equivalents	(319,252)	263,220

Cash and cash equivalents, beginning of the period	332,742	20,855

Cash and cash equivalents, end of the period	$13,490	$284,075

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

Liquidity and Going Concern

The General Partner and CCC have committed to fund, either through cash contributions and/or forgiveness of indebtedness, any necessary operational cash shortfalls of the Partnership through September 30, 2018. The General Partner will continue to reassess the funding of limited partner distributions throughout 2017 and will continue to waive certain fees. The General Partner and CCC will also determine if related party payables owed to the Partnership may be deferred (if deemed necessary in an effort to further increase the Partnership’s cash flow. If available cash flow or net disposition proceeds are insufficient to cover the Partnership expenses and liabilities on a short and long term basis, the Partnership may attempt to obtain additional funds by disposing of or refinancing equipment, or by borrowing within its permissible limits.

The Partnership has incurred recurring losses and has a working capital deficit at September 30, 2017. The Partnership believes it has alleviated these conditions as discussed above. Allocations of income and distributions of cash are based on the Agreement. The various allocations under the Agreement prevent any limited partner’s capital account from being reduced below zero and ensure the capital accounts reflect the anticipated sharing ratios of cash distributions, as defined in the Agreement.

2. Summary of Significant Accounting Policies

Basis of Presentation

The financial information presented as of any date other than December 31, 2016 has been prepared from the books and records without audit. The following unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Financial information as of December 31, 2016 has been derived from the audited financial statements of the Partnership, but does not include all disclosures required by generally accepted accounting principles to be included in audited financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated, have been included. Operating results for the nine months ended September 30, 2017 are not necessarily indicative of financial results that may be expected for the full year ended December 31, 2017.

Disclosure of Fair Value of Financial Instruments

Estimated fair value was determined by management using available market information and appropriate valuation methodologies. However, judgment was necessary to interpret market data and develop estimated fair value. Cash and cash equivalents, receivables, accounts payable and accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values as of September 30, 2017 and December 31, 2016 due to the short term nature of these financial instruments.

The Partnership’s long-term debt consists of notes payable, which are secured by specific equipment and are nonrecourse liabilities of the Partnership. The estimated fair value of this debt at September 30, 2017 and December 31, 2016 approximates the carrying value of these instruments, due to the interest rates on the debt approximating current market interest rates. The Partnership classifies the fair value of its notes payable within Level 2 of the valuation hierarchy based on the observable inputs used to estimate fair value.

Cash and cash equivalents

We consider cash equivalents to be highly liquid investments with an original maturity of 90 days or less.

At September 30, 2017, cash and cash equivalents was held in two accounts maintained at one financial institution with an aggregate balance of approximately $16,000. Bank accounts are federally insured up to $250,000 by the FDIC. At September 30, 2017, the total cash balance was as follows:

At September 30, 2017	Balance
Total bank balance	$16,000
FDIC insured	(16,000)
Uninsured amount	$-

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

Recent Accounting Pronouncements

In October 2016, the FASB issued Accounting Standards Update 2016-17— Consolidation (Topic 810): Interests Held through Related Parties That Are under Common Control. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. This standard was adopted January 1, 2017; however, adoption of this ASU had no impact on the Partnership’s financial statements during the nine months ended September 30, 2017.

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

Remarketing fees will be paid to the leasing companies from which the Partnership purchases leases. These are fees that are earned by the leasing companies when the initial terms of the lease have been met. The General Partner believes that this strategy adds value since it entices the leasing company to remain actively involved with the lessees for potential extensions, remarketing or sale of equipment. This strategy is designed to minimize any conflicts the leasing company may have with a new lessee and may assist in maximizing overall portfolio performance. The remarketing fee is tied into lease performance thresholds and is a factor in the negotiation of the fee. Remarketing fees incurred in connection with lease extensions are accounted for as operating costs. Remarketing fees incurred in connection with the sale of equipment are included in the gain or loss calculations. Remarketing fees of approximately $0 and $4,000 were incurred for each of the nine month periods ended September 30, 2017 and 2016, respectively. For the nine months ended September 30, 2017 and 2016, there were no remarketing fees paid with cash or netted against receivables due from such parties.

Gains from the termination of leases are recognized when the lease is modified and terminated concurrently.  Gains from lease termination included in lease revenue for the nine months ended September 30, 2017 and 2016, was approximately $1,000 and $4,000, respectively.

CCC, on behalf of the Partnership and on behalf of other affiliated companies and partnerships (“partnerships”), acquires equipment subject to associated debt obligations and lease agreements and allocates a participation in the cost, debt and lease revenue to the various companies based on certain risk factors.

The Partnership’s share of the cost of the equipment in which it participates with other partnerships at September 30, 2017 was approximately $4,922,000 and is included in the Partnership’s equipment on its balance sheet. The total cost of the equipment shared by the Partnership with other partnerships at September 30, 2017 was approximately $13,697,000. The Partnership’s share of the outstanding debt associated with this equipment at September 30, 2017 was approximately $362,000 and is included in the Partnership’s notes payable on its balance sheet. The total outstanding debt related to the equipment shared by the Partnership at September 30, 2017 was approximately $2,859,000.

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

The following is a schedule of approximate future minimum rentals on non-cancellable operating leases at September 30, 2017:

For the period ended December	Amount
Three months ended December 31, 2017	$268,000
Year Ended December 31, 2018	734,000
Year Ended December 31, 2019	545,000
Year Ended December 31, 2020	255,000
Year Ended December 31, 2021	52,000
$1,854,000
Finance Leases:

The following lists the components of the net investment in direct finance leases:
	September 30, 2017	December 31, 2016
Total minimum lease payments to be received	$10,000	$44,000
Estimated residual value of leased equipment (unguaranteed)	20,000	20,000
Less: unearned income	(2,000)	(3,000)
Initial direct costs finance leases	-	1,000
Net investment in finance leases	$28,000	$62,000

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

As of September 30, 2017 and December 31, 2016, we determined that we did not have a need for an allowance for uncollectible accounts associated with any of our finance leases, as the customer payment histories with us, associated with these leases, has been positive.

The following is a schedule of approximate future minimum rentals on non-cancelable direct financing leases at September 30, 2017:

Amount
Three months ended December 31, 2017	$5,000
2018	5,000
Total	$10,000

4. Related Party Transactions

Receivables/Payables

As of September 30, 2017 and December 31, 2016, the Company’s related party receivables and payables are short term, unsecured and non-interest bearing.

Nine months ended September 30,	2017	2016

Reimbursable expenses
The General Partner and its affiliates are entitled to reimbursement by the Partnership for the cost of goods, supplies or services obtained and used by the General Partner in connection with the administration and operation of the Partnership from third parties unaffiliated with the General Partner. In addition, the General Partner and its affiliates are entitled to reimbursement of certain expenses incurred by the General Partner and its affiliates in connection with the administration and operation of the Partnership.  For the nine months ended September 30, 2017 and 2016, the Partnership was charged approximately $110,000 and $158,000 in Other LP expense, respectively.
	$287,000	$384,000
Equipment acquisition fee
The General Partner earned an equipment acquisition fee of 4% of the purchase price of each item of equipment purchased as compensation for the negotiation of the acquisition of the equipment and lease thereof or sale under a conditional sales contract.	$35,000	$29,000
Equipment management fee
The General Partner is entitled to be paid a monthly fee equal to the lesser of (a) the fees which would be charged by an independent third party in the same geographic market for similar services and equipment or (b) the sum of (i) two percent of gross lease revenues attributable to equipment subject to full payout net leases which contain net lease provisions and (ii) five percent of the gross lease revenues attributable to equipment subject to operating leases. Our general partner, based on its experience in the equipment leasing industry and current dealings with others in the industry, will use its business judgment to determine if a given fee is competitive, reasonable and customary. The amount of the fee will depend upon the amount of equipment we manage, which in turn will depend upon the amount we raise in this offering. Reductions in market rates for similar services would also reduce the amount of the fee we will receive.
	$39,000	$35,000
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
	$7,000	$6,000

5. Notes Payable

Notes payable consisted of the following approximate amounts:
	September 30, 2017	December 31, 2016
Installment note payable to bank; interest rate of 1.60%, due in monthly installments of $2,775, including interest, with final payment in March 2017	$-	$8,000
Installment note payable to bank; interest rate of 1.60%, due in monthly installments of $5,138, including interest, with final payment in April 2017	-	21,000
Installment note payable to bank; interest rate of 4.85%, due in quarterly installments of $7,699, including interest, with final payment in July 2017	-	23,000
Installment note payable to bank; interest rate of 4.23%, due in quarterly installments of $420, including interest, with final payment in August 2017	1,000	1,000
Installment note payable to bank; interest rate of 4.88%, due in monthly installments of $1,058, including interest, with final payment in October 2017	1,000	10,000
Installment note payable to bank; interest rate of 4.23%, due in quarterly installments ranging from $1,370, to $1,927, including interest, with final payment in February 2018	6,000	16,000
Installment note payable to bank; interest rate of 4.23%, due in quarterly installments of $141 including interest, with final payment in October 2018	2,000	3,000
Installment note payable to bank; interest rate of 1.80%, due in monthly installments of $456, including interest, with final payment in February 2019	8,000	12,000
Installment note payable to bank; interest rate of 4.23%, due in monthly installments of $1,339, including interest, with final payment in August 2019	30,000	40,000
Installment note payable to bank; interest rate of 4.37%, due in monthly installments of $42,121, including interest, with final payment in October 2019	359,000	471,000
Installment note payable to bank; interest rate of 4.23%, due in monthly installments of $9,935, including interest, with final payment in January 2019	154,000	-
Installment note payable to bank; interest rate of 5.46%, due in monthly installments of $904, including interest, with final payment in December 2019	23,000	-
Installment note payable to bank; interest rate of 5.46%, due in monthly installments of $4,364, including interest, with final payment in January 2020	114,000	-
Installment note payable to bank; interest rate of 5.93%, due in monthly installments of $1,425, including interest, with final payment in February 2020	38,000	-
Installment note payable to bank; interest rate of 5.56%, due in monthly installments of $2,925, including interest, with final payment in June 2020	89,000	-
Installment note payable to bank; interest rate of 5.31%, due in quarterly installments of $327, including interest, with final payment in January 2021	79,000	-
	$904,000	$605,000

The notes are secured by specific equipment with a carrying value of approximately $1,152,000 as of September 30, 2017 and are nonrecourse liabilities of the Partnership. As such, the notes do not contain any financial debt covenants with which we must comply on either an annual or quarterly basis. Aggregate maturities of notes payable for each of the periods subsequent to September 30, 2017 are as follows:

Amount
Three months ended December 31, 2017	$44,000
Year ended December 31, 2018	451,000
Year ended December 31, 2019	336,000
Year ended December 31, 2020	67,000
Year ended December 31, 2021	6,000
$904,000

6. Supplemental Cash Flow Information

No interest or principal on notes payable was paid by the Partnership because direct payment was made by lessee to the bank in lieu of collection of lease income and payment of interest and principal by the Partnership.

Other noncash activities included in the determination of net loss are as follows:

Nine months ended September 30,	2017	2016
Lease revenue net of interest expense on notes payable realized as a result of direct payment of principal by lessee to bank	$390,000	$250,000

Noncash investing and financing activities include the following:

Nine months ended September 30,	2017	2016
Debt assumed in connection with purchase of equipment	$626,000	$571,000
Accrued expenses incurred in connection with purchase of technology equipment	$73,000	$54,000

During the nine months ended September 30, 2017 and 2016, the Partnership wrote-off fully amortized acquisition and finance fees of approximately $37,000 and $25,000, respectively.

During the nine months ended September 30, 2017 and 2016, the Partnership wrote-off fully depreciated equipment of approximately $147,000 and $0, respectively.

7. Commitments and Contingencies

Medshare

In January 2015, CCC, on behalf of the Funds, entered into a Purchase Agreement (“Purchase Agreement”) for the sale of the equipment to Medshare Technologies (“Medshare”) for approximately $3,400,000. The Partnership’s share of the sale proceeds was approximately $77,000. As of November 7, 2017, the Partnership has received approximately $53,000 of the approximate $77,000 sale proceeds and has recorded a reserve against the outstanding receivable of approximately $8,000. On April 3, 2015 Medshare was obligated to make payment in full and failed to do so. As a result, Medshare defaulted on its purchase agreement with CCC and was issued a demand letter for full payment of the equipment. On June 25, 2015, Medshare filed a lawsuit in Texas state court for breach of contract (“State Suit”). On June 26, 2015, Commonwealth filed a lawsuit in the Northern District of Texas against Medshare seeking payment in full and/or return of the Equipment and damages.

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

On July 27, 2017 Defendant filed Chapter 11 in Northern District of Texas Dallas Division, an initial meeting of creditors is set for August 25, 2017. On July 26, 2017 Legacy Texas Bank, a secured creditor of Defendant filed for a TRO from U.S. District Court for Northern District of Texas, Dallas Division on July 27, 2017 with request for appointment of trustee for operation of Defendant, the hearing was held August 7, 2017.

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

On July 21, 2017, FINRA reaffirmed its position on the bar from the securities industry, but reduced the list of 1,840 items totaling $208,000 to a remaining list of 84 items totaling $36,226, and reduced the proposed fine from $100,000 to $50,000. On August 14, 2017 respondents appealed FINRA’s revised ruling. As of September 14, 2017, management believes that final resolution will not result in any material adverse financial impact on the Funds, but no assurance can be provided until the legal matter is resolved. Ms. Springsteen-Abbott has filed a Notice of Appeal and Preliminary Statement with the SEC.

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

INDUSTRY OVERVIEW

The Equipment Leasing and Finance Association’s (ELFA) Monthly Leasing and Finance Index (MLFI-25), which reports economic activity from 25 companies representing a cross section of the $1 trillion equipment finance sector, showed their overall new business volume for September was $8.7 billion, down 7% year-over-year from new business volume in September 2016. Volume was up 12% month-to-month from $7.8 billion in August. Year to date, cumulative new business volume was up 4% compared to 2016. Receivables over 30 days were 1.40%, down from 1.50% the previous month and down from 1.50% in the same period in 2016. Charge-offs were 0.40%, down from 0.44% the previous month, and down from 0.46 in the year-earlier period. Credit approvals totaled 74% in September, down from 75.3% in August. Total headcount for equipment finance companies was up 16.5% year over year, largely attributable to continued acquisition activity at an MLFI reporting company. Separately, the Equipment Leasing & Finance Foundation’s Monthly Confidence Index (MCI-EFI) for October is 63.7, unchanged from September.

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

REVENUE RECOGNITION

Through September 30, 2017, the Partnership’s lease portfolio consisted of operating and finance leases. For operating leases, lease revenue is recognized on a straight-line basis in accordance with the terms of the lease agreements.

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

Gains from the termination of leases are recognized when the lease is modified and terminated concurrently.  Gains from lease termination included in lease revenue for the nine months ended September 30, 2017 and 2016, was approximately $1,000 and $4,000, respectively.

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

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash

Our primary sources of cash for the nine months ended September 30, 2017, were cash provided by operating activities of approximately $21,000, payments received from finance leases of approximately $34,000 and net proceeds from the sale of equipment of approximately $16,000, compared to the nine months ended September 30, 2016 where our primary sources of cash were provided by operating activities of approximately $585,000, payments received from finance leases of approximately $34,000 and net proceeds from the sale of equipment of approximately $49,000.

Our primary uses of cash for the nine months ended September 30, 2017 were for the distributions to partners of approximately $126,000, limited partner redemptions of approximately $40,000, the purchase of new equipment of approximately $187,000 and equipment acquisition fees of approximately $32,000. For the nine months ended September 30, 2016, our primary uses of cash were for the distributions to partners of approximately $178,000, limited partner redemptions of approximately $98,000, the purchase of new equipment of approximately $95,000 and equipment acquisition fees of approximately $29,000.

Cash was provided by operating activities for the nine months ended September 30, 2017 of approximately $21,000, which includes net loss of approximately $204,000, depreciation and amortization expenses of approximately $573,000 and loss on sale of computer equipment of approximately $13,000.  Other noncash activities included in the determination of net income include direct payments to banks by lessees of approximately $390,000 and bad debt expense of approximately $2,000.   For the nine months ended September 30, 2016, cash was provided by operating activities of approximately $585,000, which includes net loss of approximately $340,000, depreciation and amortization expenses of approximately $615,000 and gain on sale of computer equipment of approximately $31,000.  Other noncash activities included in the determination of net income include direct payments to banks by lessees of approximately $250,000 and bad debt expense of approximately $2,000.

As we continue to acquire equipment for the equipment portfolio, operating expenses may increase, but because of our investment strategy of leasing equipment primarily through triple-net leases, we avoid operating expenses related to equipment maintenance or taxes.

CCC, on our behalf and on behalf of other affiliated partnerships, acquires equipment subject to associated debt obligations and lease revenue and allocates a participation in the cost, debt and lease revenue to the various partnerships based on certain risk factors. Capital expenditures and distributions are expected to continue to increase overall during the remainder of 2017 as management focuses on additional equipment acquisitions and funding limited partner distributions. We intend to invest approximately $100,000 in additional equipment during the remainder of 2017, primarily through debt financing.

We consider cash equivalents to be highly liquid investments with an original maturity of 90 days or less.

At September 30, 2017, cash and cash equivalents was held in two accounts maintained at one financial institution with an aggregate balance of approximately $16,000. Bank accounts are federally insured up to $250,000 by the FDIC. At September 30, 2017, the total cash balance was as follows:

At September 30, 2017	Balance
Total bank balance	$16,000
FDIC insured	(16,000)
Uninsured amount	$-

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

The Partnership’s investment strategy of acquiring equipment and generally leasing it under triple-net leases to operators who generally meet specified financial standards minimizes our operating expenses. As of September 30, 2017, the Partnership had future minimum rentals on non-cancelable operating leases of approximately $268,000 for the balance of the year ending December 31, 2017 and approximately $1,586,000 thereafter. As of September 30, 2017, the Partnership had future minimum rentals on non-cancelable finance leases of approximately $5,000 for the balance of the year ending December 31, 2017 and approximately $5,000 thereafter.

As of September 30, 2017, our non-recourse debt was approximately $904,000 with interest rates ranging from 1.60% to 5.93% and will be payable through January 2021.

RESULTS OF OPERATIONS
Three Months Ended September 30, 2017 compared to Three Months Ended September 30, 2016

Lease Revenue

Our lease revenue increased to approximately $259,000 for the three months ended September 30, 2017, from approximately $239,000 for the three months ended September 30, 2016.  The Partnership had 48 and 52 active operating leases for the three months ended September 30, 2017 and 2016, respectively.  Overall lease revenue increased while the overall number of active leases decreased. This increase in lease revenue is primarily due to the acquisition of fewer leases at higher rental rates. Management expects to add new leases to the Partnership’s portfolio throughout 2017, primarily through debt financing.

Sale of Equipment

For the three months ended September 30, 2017, the Partnership sold fully depreciated equipment with a net book value of approximately $7,000 for net gain of approximately $500.  This compares to the three months ended September 30, 2016, when the Partnership sold fully depreciated equipment with a net book value of approximately $18,000 for net gain of approximately $11,000.

Operating Expenses

Our operating expenses, excluding depreciation, primarily consist of accounting and legal fees, outside service fees and reimbursement of expenses to CCC for administration and operation of the Partnership. These expenses increased to approximately $113,000 for the three months ended September 30, 2017, from approximately $109,000 for the three months ended September 30, 2016.  This increase is primarily attributable to an increase in legal fees of approximately $44,000, partially offset by a decrease in other LP expenses of approximately $23,000, accounting fees of approximately $6,000, investor services expenses of approximately $5,000 and IT expenses, storage expenses and remarketing fees of approximately $1,000 each.

Equipment Management Fees

We pay an equipment management fee to our general partner for managing our equipment portfolio. The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases and approximately 2% of the gross lease revenue attributable to equipment that is subject to direct financing leases. The equipment management fee increased to approximately $13,000 for the three months ended September 30, 2017, from approximately $12,000 for the three months ended September 30, 2016. This increase in equipment management fees is consistent with the increase in lease revenue as described above.

Depreciation and Amortization Expense

Depreciation and amortization expenses consist of depreciation on equipment and amortization of equipment acquisition fees. These expenses decreased to approximately $193,000 for the three months ended September 30, 2017, from approximately $200,000 for the three months ended September 30, 2016. This decrease was due to the higher frequency in the termination of leases and equipment being fully depreciated as compared to the acquisition of new leases for the three months ended September 30, 2017.

Net Loss

For the three months ended September 30, 2017, we recognized revenue of approximately $259,000 and expenses of approximately $331,000, resulting in net loss of approximately $71,000.  For the three months ended September 30, 2016, we recognized revenue of approximately $252,000 and expenses of approximately $323,000, resulting in net loss of approximately $71,000.  This change in net loss is due to the changes in revenue and expenses as described above.

Nine Months Ended September 30, 2017 compared to Nine Months Ended September 30, 2016

Lease Revenue

Our lease revenue increased to approximately $758,000 for the nine months ended September 30, 2017, from approximately $687,000 for the nine months ended September 30, 2016.  The Partnership had 53 and 61 active operating leases for the nine months ended September 30, 2017 and 2016, respectively.  Overall lease revenue increased while the overall number of active leases decreased. This increase in lease revenue is primarily due to the acquisition of fewer leases at higher rental rates. Management expects to add new leases to the Partnership’s portfolio throughout 2017, primarily through debt financing.

 Sale of Equipment

We sold equipment, held under operating leases, with net book value of approximately $29,000 for a net loss of approximately $13,000 for the nine months ended September 30, 2017.  This compares to the nine months ended September 30, 2016, when we sold equipment, held under operating leases, with net book value of approximately $18,000 for a net gain of approximately $31,000.

Operating Expenses

Our operating expenses, excluding depreciation, primarily consist of accounting and legal fees, outside service fees and reimbursement of expenses to CCC for administration and operation of the Partnership. These expenses decreased to approximately $331,000 for the nine months ended September 30, 2017, from approximately $403,000 for the nine months ended September 30, 2016. This decrease is primarily attributable to a decrease in other LP expense of approximately $48,000 and accounting fees of approximately $21,000.

Equipment Management Fees

We pay an equipment management fee to our general partner for managing our equipment portfolio. The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases and approximately 2% of the gross lease revenue attributable to equipment that is subject to direct financing leases. The equipment management fee increased to approximately $39,000 for the nine months ended September 30, 2017 from approximately $35,000 for the nine months ended September 30, 2016.  This increase is consistent with the overall increase in lease revenue.

Depreciation and Amortization Expense

Depreciation and amortization expenses consist of depreciation on equipment and amortization of equipment acquisition fees. These expenses decreased to approximately $573,000 for the nine months ended September 30, 2017, from approximately $615,000 for the nine months ended September 30, 2016. This decrease was due to the higher frequency in the termination of leases and equipment being fully depreciated as compared to the acquisition of new leases for the nine months ended September 30, 2017.

Net Loss

For the nine months ended September 30, 2017, we recognized revenue of approximately $761,000 and expenses of approximately $989,000 and other income of approximately $24,000, resulting in a net loss of approximately $204,000.  For the nine months ended September 30, 2016, we recognized revenue of approximately $722,000 and expenses of approximately $1,062,000, resulting in a net loss of approximately $340,000. This change in net loss is due to the changes in revenue and expenses as described above.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
N/A

Item 4. Controls and Procedures

Our management, under the supervision and with the participation of the General Partner’s Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures related to our reporting and disclosure obligations as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, the General Partner’s Chief Executive Officer and Principal Financial Officer have concluded that, as of September 30, 2017, our disclosure controls and procedures are effective in ensuring that information relating to us which is required to be disclosed in our periodic reports filed or submitted under the Securities Exchange Act of 1934 is (a) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (b) accumulated and communicated to management, including the General Partner’s Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There were no changes in the Partnership’s internal control over financial reporting during the third quarter of 2017 that have materially affected or are reasonably likely to materially affect its internal control over financial reporting.

Part II: OTHER INFORMATION

Item 1. Legal Proceedings

Medshare

In January 2015, CCC, on behalf of the Funds, entered into a Purchase Agreement (“Purchase Agreement”) for the sale of the equipment to Medshare Technologies (“Medshare”) for approximately $3,400,000. The Partnership’s share of the sale proceeds was approximately $77,000. As of November 7, 2017, the Partnership has received approximately $53,000 of the approximate $77,000 sale proceeds and has recorded a reserve against the outstanding receivable of approximately $8,000. On April 3, 2015 Medshare was obligated to make payment in full and failed to do so. As a result, Medshare defaulted on its purchase agreement with CCC and was issued a demand letter for full payment of the equipment. On June 25, 2015, Medshare filed a lawsuit in Texas state court for breach of contract (“State Suit”). On June 26, 2015, Commonwealth filed a lawsuit in the Northern District of Texas against Medshare seeking payment in full and/or return of the Equipment and damages.

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

On July 21, 2017, FINRA reaffirmed its position on the bar from the securities industry, but reduced the list of 1,840 items totaling $208,000 to a remaining list of 84 items totaling $36,226, and reduced the proposed fine from $100,000 to $50,000. On August 14, 2017 respondents appealed FINRA’s revised ruling. As of September 14, 2017, management believes that final resolution will not result in any material adverse financial impact on the Funds, but no assurance can be provided until the legal matter is resolved. Ms. Springsteen-Abbott has filed a Notice of Appeal and Preliminary Statement with the SEC.

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

COMMONWEALTH INCOME & GROWTH FUND VI
BY: COMMONWEALTH INCOME & GROWTH FUND, INC., General Partner
November 14, 2017	By: /s/ Kimberly A. Springsteen-Abbott
Date	Kimberly A. Springsteen-Abbott
Chief Executive Officer Commonwealth Income & Growth Fund, Inc.

November 14, 2017	By: /s/ Lynn A. Whatley
Date	Lynn A. Whatley
Executive Vice President, Chief Operating Officer