Form 10-Q
period 2018-03-31
Commonwealth Income & Growth Fund VI
filed 2018-05-15
CIK 1351901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018 or

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

FORM 10-Q
March 31, 2018

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

Commonwealth Income & Growth Fund VI
Condensed Balance Sheets

	March 31,	December 31,
	2018	2017
	(unaudited)
ASSETS
Cash and cash equivalents	$117,829	$24,583
Lease income receivable, net of reserve of approximately $33,000 at March 31, 2018 and December 31, 2017	151,396	132,566
Accounts receivable, Commonwealth Capital Corp., net	49,833	247,286
Other receivables, net of reserve of approximately $12,000 at March 31, 2018 and December 31, 2017	23,051	33,949
Prepaid expenses	2,482	3,713
	344,591	442,097

Net investment in finance leases	5,969	13,474

Equipment, at cost	8,378,596	9,033,540
Accumulated depreciation	(7,162,541)	(7,650,855)
	1,216,055	1,382,685

Equipment acquisition costs and deferred expenses, net of accumulated amortization of approximately $41,000 and $33,000 at March 31, 2018 and December 31, 2017, respectively	48,025	56,019

Total Assets	$1,614,640	$1,894,275

LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES
Accounts payable	$165,130	$162,009
Accounts payable, CIGF, Inc., net	124,653	158,571
Other accrued expenses	5,057	95,348
Unearned lease income	62,333	60,847
Notes payable	870,164	928,032

Total Liabilities	1,227,337	1,404,807

COMMITMENTS AND CONTINGENCIES
PARTNERS' CAPITAL

General Partner	1,000	1,000
Limited Partners	386,303	488,468
Total Partners' Capital	387,303	489,468

Total Liabilities and Partners' Capital	$1,614,640	$1,894,275

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund VI
Condensed Statements of Operations
(unaudited)
	Three months ended March 31,
	2018	2017

Revenue
Lease	$259,444	$247,438
Interest and other	808	903
Gain on sale of equipment	19,284	750
Total revenue and gain on sale of equipment	279,536	249,091

Expenses
Operating, excluding depreciation	158,708	131,821
Equipment management fee, General Partner	13,068	12,599
Interest	10,262	9,187
Depreciation	166,136	180,253
Amortization of equipment acquisition costs and deferred expenses	7,995	10,080
Bad Debt Expense	-	551
Total expenses	356,169	344,491

Other income (loss)
Gain from insurance recovery	-	24,135
Total other income (loss)	-	24,135

Net loss	$(76,633)	$(71,265)

Net loss allocated to Limited Partners	$(76,633)	$(71,661)

Net loss per equivalent Limited Partnership unit	$(0.04)	$(0.04)

Weighted average number of equivalent Limited Partnership units outstanding during the period	1,755,584	1,759,805

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund VI
Condensed Statement of Partners' Capital
For the three months ended March 31, 2018
(unaudited)

	General	Limited
	Partner	Partner	General	Limited
	Units	Units	Partner	Partners	Total
Balance, January 1, 2018	50	1,757,396	$1,000	$488,468	$489,468
Net loss	-	-	-	(76,633)	(76,633)
Redemptions	-	(6,526)	-	(25,532)	(25,532)
Balance, March 31, 2018	50	1,750,870	$1,000	$386,303	$387,303

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund VI
Condensed Statements of Cash Flows
(unaudited)

	Three months ended March 31,
	2018	2017

Net cash provided by (used in) operating activities	$91,542	$(22,061)

Cash flows from investing activities
Capital expenditures	-	(134,717)
Equipment acquisition fees paid to General Partner	-	(23,382)
Payments received from finance leases	4,814	11,350
Net proceeds from the sale of equipment	22,422	750
Net cash provided by (used in) investing activities	27,236	(145,999)

Cash flows from financing activities
Redemptions	(25,532)	(30,066)
Debt placement fee	-	(4,498)
Distributions to Partners	-	(88,366)
Net cash used in financing activities	(25,532)	(122,930)

Net increase (decrease) in cash and cash equivalents	93,246	(290,990)

Cash and cash equivalents at beginning of the period	24,583	332,742

Cash and cash equivalents at end of the period	$117,829	$41,752

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

The Partnership’s General Partner is Commonwealth Income & Growth Fund, Inc. (the “General Partner”), a Pennsylvania corporation which is an indirect wholly owned subsidiary of CCC. CCC is a member of the Institute for Portfolio Alternatives (“IPA”) and the Equipment Leasing and Finance Association (“ELFA”). Approximately ten years after the commencement of operations, the Partnership intends to sell or otherwise dispose of all of its equipment, make final distributions to partners, and to dissolve. Unless sooner terminated or extended pursuant to the terms of its Limited Partnership Agreement, the Partnership will continue until December 31, 2018.

Liquidity and Going Concern

The General Partner and CCC have committed to fund, either through cash contributions and/or forgiveness of indebtedness, any necessary operational cash shortfalls of the Partnership through March 31, 2019. The General Partner will continue to reassess the funding of limited partner distributions throughout 2018 and will continue to waive certain fees. The General Partner and CCC will also determine if related party payables owed to the Partnership may be deferred (if deemed necessary in an effort to further increase the Partnership’s cash flow. If available cash flow or net disposition proceeds are insufficient to cover the Partnership expenses and liabilities on a short and long term basis, the Partnership may attempt to obtain additional funds by disposing of or refinancing equipment, or by borrowing within its permissible limits.

The Partnership has incurred recurring losses and has a working capital deficit at March 31, 2018. The Partnership believes it has alleviated these conditions as discussed above. Allocations of income and distributions of cash are based on the Agreement. The various allocations under the Agreement prevent any limited partner’s capital account from being reduced below zero and ensure the capital accounts reflect the anticipated sharing ratios of cash distributions, as defined in the Agreement.

2. Summary of Significant Accounting Policies

Basis of Presentation

The financial information presented as of any date other than December 31, 2017 has been prepared from the books and records without audit. The following unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Financial information as of December 31, 2017 has been derived from the audited financial statements of the Partnership, but does not include all disclosures required by generally accepted accounting principles to be included in audited financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated, have been included. Operating results for the three months ended March 31, 2018 are not necessarily indicative of financial results that may be expected for the full year ended December 31, 2018.

Disclosure of Fair Value Financial Instruments

Estimated fair value was determined by management using available market information and appropriate valuation methodologies. However, judgment was necessary to interpret market data and develop estimated fair value. Cash and cash equivalents, receivables, accounts payable and accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values as of March 31, 2018 and December 31, 2017 due to the short term nature of these financial instruments.

The Partnership’s long-term debt consists of notes payable, which are secured by specific equipment and are nonrecourse liabilities of the Partnership. The estimated fair value of this debt at March 31, 2018 and December 31, 2017 approximates the carrying value of these instruments, due to the interest rates on the debt approximating current market interest rates. The Partnership classifies the fair value of its notes payable within Level 2 of the valuation hierarchy based on the observable inputs used to estimate fair value.

Cash and cash equivalents

We consider cash equivalents to be highly liquid investments with an original maturity of 90 days or less.

At March 31, 2018, cash and cash equivalents was held in an account maintained at one financial institution with a balance of approximately $121,000. Bank account is federally insured up to $250,000 by the FDIC. At March 31, 2018, the total cash balance was as follows:

At March 31, 2018	Balance
Total bank balance	$121,000
FDIC insured	(121,000)
Uninsured amount	$-

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

Remarketing fees will be paid to the leasing companies from which the Partnership purchases leases. These are fees that are earned by the leasing companies when the initial terms of the lease have been met. The General Partner believes that this strategy adds value since it entices the leasing company to remain actively involved with the lessee and encourages potential extensions, remarketing or sale of equipment. This strategy is designed to minimize any conflicts the leasing company may have with a new lessee and may assist in maximizing overall portfolio performance. The remarketing fee is tied into lease performance thresholds and is a factor in the negotiation of the fee. For the three months ended March 31, 2018 and 2017, remarketing fees of approximately $0 and $0 were incurred, respectively. For the three months ended March 31, 2018 and 2017, there were no remarketing fees paid with cash or netted against receivables due from such parties.

Gains from the termination of leases are recognized when the lease is modified and terminated concurrently. Gains from lease termination included in lease revenue for the three months ended March 31, 2018 and 2017 was approximately $0 and $0, respectively.

CCC, on behalf of the Partnership and on behalf of other affiliated companies and partnerships (“partnerships”), acquires equipment subject to associated debt obligations and lease agreements and allocates a participation in the cost, debt and lease revenue to the various companies based on certain risk factors.

The Partnership’s share of the cost of the equipment in which it participates with other partnerships at March 31, 2018 was approximately $4,748,000 and is included in the Partnership’s equipment on its balance sheet. The total cost of the equipment shared by the Partnership with other partnerships at March 31, 2018 was approximately $13,363,000. The Partnership’s share of the outstanding debt associated with this equipment at March 31, 2018 was approximately $345,000 and is included in the Partnership’s notes payable on its balance sheet. The total outstanding debt related to the equipment shared by the Partnership at March 31, 2018 was approximately $2,458,000.

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

As the Partnership and the other programs managed by the General Partner increase their overall portfolio size, opportunities for shared participation are expected to continue. Sharing in the acquisition of a lease portfolio gives the fund an opportunity to acquire additional assets and revenue streams, while allowing the fund to remain diversified and reducing its overall risk with respect to one portfolio. As additional investment opportunities arise during the remainder of 2018, the Partnership expects total shared equipment and related debt to trend higher as the Partnership builds its portfolio.

The following is a schedule of approximate future minimum rentals on non-cancellable operating leases:

Periods Ended December 31,	Amount
Nine months ended December 31, 2018	$518,000
Year ended December 31, 2019	408,000
Year ended December 31, 2020	114,000
Year ended December 31, 2021	12,000
$1,052,000
Finance Leases:

The following lists the approximate components of the net investment in direct financing leases:
	March 31, 2018	December 31, 2017
Total minimum lease payments to be received	$-	$4,000
Estimated residual value of leased equipment (unguaranteed)	6,000	9,000
Initial direct costs finance leases	-	1,000
Less: unearned income	-	(1,000)
Net investment in finance leases	$6,000	$13,000

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

The following table presents the credit risk profile, by creditworthiness category, of our finance lease receivables at March 31, 2018:

Risk Level	Percent of Total
Low	-%
Moderate-Low	-%
Moderate	-%
Moderate-High	100%
High	-%
Net finance lease receivable	100%

As of March 31, 2018 and December 31, 2017, we determined that we did not have a need for an allowance for uncollectible accounts associated with any of our finance leases, as the customer payment histories with us, associated with these leases, has been positive.

CCC, on behalf of the Partnership and on behalf of other affiliated companies and partnerships (“partnerships”), acquires equipment subject to associated debt obligations and lease agreements and allocates a participation in the cost, debt and lease revenue to the various companies based on certain risk factors.

4. Related Party Transactions

Receivables/Payables

As of March 31, 2018 and December 31, 2017, the Company’s related party receivables and payables are short term, unsecured and non-interest bearing.

Three months ended March 31,	2018	2017
Reimbursable Expenses
The General Partner and its affiliates are entitled to reimbursement by the Partnership for the cost of goods, supplies or services obtained and used by the General Partner in connection with the administration and operation of the Partnership from third parties unaffiliated with the General Partner. In addition, the General Partner and its affiliates are entitled to reimbursement of certain expenses incurred by the General Partner and its affiliates in connection with the administration and operation of the Partnership. For the three months ended March 31, 2018 and 2017, the Partnership was charged approximately $48,000 and $37,000 in Other LP expense, respectively.
	$108,000	$120,000

Equipment acquisition fee
The General Partner earned an equipment acquisition fee of 4% of the purchase price of each item of equipment purchased as compensation for the negotiation of the acquisition of the equipment and lease thereof or sale under a conditional sales contract. For the three months ended March 31, 2018, the General Partner earned acquisition fees from operating and finance leases of approximately $0 and $0, respectively.	$-	$23,000

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
	$13,000	$13,000

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
	$-	$4,000

5. Notes Payable

Notes payable consisted of the following approximate amounts:
	March 31, 2018	December 31, 2017
Installment note payable to bank; interest rate of 4.23%, due in quarterly installments ranging from $1,370, to $1,927, including interest, with final payment in February 2018	$-	$3,000
Installment note payable to bank; interest rate of 4.23%, due in quarterly installments of $141 including interest, with final payment in October 2018	1,000	2,000
Installment note payable to bank; interest rate of 4.47%, due in monthly installments of $9,935, including interest, with final payment in January 2019	97,000	126,000
Installment note payable to bank; interest rate of 1.80%, due in monthly installments of $456, including interest, with final payment in February 2019	5,000	6,000
Installment note payable to bank; interest rate of 4.23%, due in monthly installments of $1,339, including interest, with final payment in August 2019	22,000	26,000
Installment note payable to bank; interest rate of 4.37%, due in monthly installments of $42,121, including interest, with final payment in October 2019	282,000	321,000
Installment note payable to bank; interest rate of 5.46%, due in monthly installments of $904, including interest, with final payment in December 2019	18,000	20,000
Installment note payable to bank; interest rate of 5.46%, due in monthly installments of $4,364, including interest, with final payment in January 2020	91,000	103,000
Installment note payable to bank; interest rate of 5.93%, due in monthly installments of $1,425, including interest, with final payment in February 2020	31,000	35,000
Installment note payable to bank; interest rate of 5.56%, due in monthly installments of $2,925, including interest, with final payment in June 2020	74,000	82,000
Installment note payable to bank; interest rate of 5.25%, due in monthly installments of $253, including interest, with final payment in August 2020	7,000	8,000
Installment note payable to bank; interest rate of 5.25%, due in quarterly installments of $5,330, including interest, with final payment in August 2020	50,000	60,000
Installment note payable to bank; interest rate of 4.87%, due in quarterly installments of $4,785, including interest, with final payment in October 2020	49,000	63,000
Installment note payable to bank; interest rate of 5.31%, due in quarterly installments of $6,157, including interest, with final payment in January 2021	68,000	73,000
Installment note payable to bank; interest rate of 6.33%, due in quarterly installments of $5,805, including interest, with final payment in January 2021	75,000	-
	$870,000	$928,000

The notes are secured by specific equipment with a carrying value of approximately $1,170,000 and are nonrecourse liabilities of the Partnership. As such, the notes do not contain any financial debt covenants with which we must comply on either an annual or quarterly basis. Aggregate approximate maturities of notes payable for each of the periods subsequent to March 31, 2018 are as follows:
Amount
Nine months ended December 31, 2018	$373,000
Year ended December 31, 2019	379,000
Year ended December 31, 2020	106,000
Year ended December 31, 2021	12,000
$870,000

6. Supplemental Cash Flow Information

No interest or principal on notes payable was paid by the Partnership during 2018 and 2017 because direct payment was made by lessee to the bank in lieu of collection of lease income and payment of interest and principal by the Partnership.

Other noncash activities included in the determination of net loss are as follows:

Three months ended March 31,	2018	2017
Lease revenue net of interest expense on notes payable realized as a result of direct payment of principal by lessee to bank	$58,000	$108,000

Noncash investing and financing activities include the following:

Three months ended March 31,	2018	2017
Debt assumed in connection with purchase of equipment	$75,000	$450,000
Accrual for Q1distribution to partners paid in April 2017	$-	$38,000

During the three months ended March 31, 2018 and 2017, the Partnership wrote-off fully amortized acquisition and finance fees of approximately $0 and $8,000, respectively.

During the three months ended March 31, 2018 and 2017, the Partnership wrote-off fully depreciated equipment of approximately $622,000 and $11,000, respectively.

7. Commitments and Contingencies

Medshare

In January 2015, CCC, on behalf of the Funds, entered into a Purchase Agreement (“Purchase Agreement”) for the sale of the equipment to Medshare Technologies (“Medshare”) for approximately $3,400,000.  The Partnership’s share of the sale proceeds was approximately $77,000.  As of May 15, 2018, the Partnership has received approximately $61,000 of the approximate $77,000 sale proceeds and has recorded a reserve against the outstanding receivable of approximately $12,000.  On April 3, 2015 Medshare was obligated to make payment in full and failed to do so.  As a result, Medshare defaulted on its purchase agreement with CCC and was issued a demand letter for full payment of the equipment.  On June 25, 2015, Medshare filed a lawsuit in Texas state court for breach of contract (“State Suit”).  On June 26, 2015, Commonwealth filed a lawsuit in the Northern District of Texas against Medshare seeking payment in full and/or return of the Equipment and damages.

In July 2016, CCC, on behalf of the Funds, entered into a $1,400,000 binding Settlement Agreement (“Settlement Agreement”) with Medshare and its principal owner, Chris Cleary (collectively referred to as “Defendants”), who are held jointly and severally liable for the entire settlement.  On August 2, 2016, the Defendants made payment to CCC of an initial $200,000 to be followed by 24 structured monthly payments of approximately $50,000 per month to begin no later than September 15, 2016.  The Partnership’s share of the Settlement Agreement is approximately $23,000 and is to be applied against the net Medshare receivable of approximately $18,000 as of the settlement date.  The remaining $5,000 will be applied against the $12,000 reserve and recorded as a bad debt recovery.  As of May 15, 2018, the Partnership received approximately $8,000 of the approximate $23,000 settlement agreement which was applied against the net Medshare receivable of approximately $18,000 as of the settlement date.  As Defendant defaulted on settlement agreement, CCC sought and obtained consent judgement from U.S. District Court for Northern District of Texas, Dallas Division on July 27, 2017 in the amount of $1.5 million, less $450,000 previously paid plus $6,757 in attorney fees, both Defendant and Cleary being jointly and severally liable for judgement amount.  The court also vacated the September 21, 2016 settlement dismissal.

On July 27, 2017 Defendant filed Chapter 11 in Northern District of Texas Dallas Division.  On July 26, 2017 Legacy Texas Bank, a secured creditor of Defendant filed for a TRO from U.S. District Court for Northern District of Texas, Dallas Division on July 27, 2017 with request for appointment of trustee for operation of Defendant, which was granted and case has been converted to Chapter 7.  On April 19, 2018 the Bankruptcy Court approved payment of $70,000 in partial settlement of CCC claims and the Trustee remains is in process of negotiation in claims for estate with a distribution to creditors, including additional Commonwealth claims.  While it is not anticipated that the trustee’s distribution to Commonwealth will fully cover the judgment, recovery may still be pursued directly against Cleary. As such, management believes that the foregoing will not result in any adverse financial impact on the Funds, but no assurance can be provided until the proceedings are resolved.

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

On July 21, 2017, FINRA reduced the list of 1,840 items totaling $208,000 to a remaining list of 84 items totaling $36,226 (which includes approximately $30,000 of continuing education expenses for personnel providing services to the Funds), and reduced the proposed fine from $100,000 to $50,000, but reaffirmed its position on the bar from the securities industry.  Respondents promptly appealed FINRA’s revised ruling to the SEC. That appeal is pending as of May 15, 2018.  All requested or allowed briefs have been filed with the SEC.  Management believes that whatever the final resolution of this may be, it will not result in any material adverse financial impact on the Funds, although a final assurance cannot be provided until the legal matter is resolved.

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

Readers are also directed to other risks and uncertainties discussed in other documents we file with the SEC, including, without limitation, those discussed in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed with the SEC. We undertake no obligation to update or revise any forward-looking information, whether as a result of new information, future developments or otherwise.

INDUSTRY OVERVIEW

The Equipment Leasing and Finance Association’s (ELFA) Monthly Leasing and Finance Index (MLFI-25), which reports economic activity from 25 companies representing a cross section of the $1 trillion equipment finance sector, showed their overall new business volume for March was $9.1 billion, up 2% year-over-year from new business volume in March 2017. Volume was up 18% month-to-month from $7.7 billion in February. Year to date, cumulative new business volume was up 12% compared to 2017. Receivables over 30 days were 2% percent, up from 1.6% the previous month and up from 1.4% percent the same period in 2017. Charge-offs were 0.51%, up from 0.28% the previous month, and down from 0.68% in the year-earlier period. Credit approvals totaled 75.2% in March, up from 74.2% in February. Total headcount for equipment finance companies was up 0.3% year over year. Separately, the Equipment Leasing & Finance Foundation’s Monthly Confidence Index (MCI-EFI) in April is 68.3, easing from 72.2 in March.

ELFA President and CEO Ralph Petta said, “The first quarter of the year concludes with a continued steady increase in new business growth.  Tempering this trend, which reflects sound fundamentals in the overall economy and high business confidence, is the reality that charge-offs and delinquencies are also inching forward, ever so slightly.”

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

REVENUE RECOGNITION

Through March 31, 2018, the Partnership’s lease portfolio consisted of operating leases and finance leases. For operating leases, lease revenue is recognized on a straight-line basis in accordance with the terms of the lease agreement.

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

Gains from the termination of leases are recognized when the lease is modified and terminated concurrently. Gains from lease termination included in lease revenue for the three months ended March 31, 2018 and 2017 was approximately $0 and $0, respectively.

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

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash

Our primary sources of cash for the three months ended March 31, 2018 were cash provided by operating activities of approximately $92,000, payments from finance leases of approximately $5,000 and proceeds from the sale of equipment of approximately $22,000. Our primary source of cash for the three months ended March 31, 2017 was payments received from finance leases of approximately $11,000.

Our primary uses of cash for the three months ended March 31, 2018, were partner redemptions of approximately $26,000. Our primary uses of cash for the three months ended March 31, 2017, were distributions to partners of approximately $88,000, partner redemptions of approximately $30,000, capital expenditures of approximately $135,000 and equipment acquisition fees paid to the General Partner of approximately $23,000.

Cash was provided by operating activities for the three months ended March 31, 2018 of approximately $92,000, which includes net loss of approximately $77,000 and depreciation and amortization expenses of approximately $174,000. Other noncash activities included in the determination of operating activities include direct payments to banks by lessees of approximately $58,000. Cash was used in operating activities for the three months ended March 31, 2017 of approximately $22,000, which includes net loss of approximately $71,000 and depreciation and amortization expenses of approximately $190,000. Other noncash activities included in the determination of net loss include direct payments to banks by lessees of approximately $108,000.

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
Capital expenditures and distributions are expected to continue to increase overall during the remainder of 2018 as management focuses on additional equipment acquisitions and funding limited partner distributions. We intend to invest approximately $100,000 in additional equipment during the remainder of 2018, primarily through debt financing.

We consider cash equivalents to be highly liquid investments with an original maturity of 90 days or less.

At March 31, 2018, cash and cash equivalents was held in an account maintained at one financial institution with a balance of approximately $121,000. Bank accounts are federally insured up to $250,000 by the FDIC. At March 31, 2018, the total cash balance was as follows:

At March 31, 2018	Balance
Total bank balance	$121,000
FDIC insured	(121,000)
Uninsured amount	$-

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

The Partnership’s investment strategy of acquiring equipment and generally leasing it under triple-net leases to operators who generally meet specified financial standards minimizes our operating expenses. As of March 31, 2018, the Partnership had future minimum rentals on non-cancelable operating leases of approximately $518,000 for the balance of the year ending December 31, 2018 and approximately $534,000 thereafter. As of March 31, 2018, the Partnership had future minimum rentals on non-cancelable finance leases of approximately $0 for the balance of the year ending December 31, 2018 and approximately $0 thereafter.

As of March 31, 2018, our non-recourse debt was approximately $870,000 with interest rates ranging from 1.80% to 6.33% and will be payable through January 2021.

RESULTS OF OPERATIONS

Three months ended March 31, 2018 compared to three months ended March 31, 2017

Lease Revenue

Our lease revenue increased to approximately $259,000 for the three months ended March 31, 2018, from approximately $247,000 for the three months ended March 31, 2017. The Partnership had 57 and 50 active operating leases for the three months ended March 31, 2018 and 2017, respectively. This increase was primarily due the acquisition of new lease agreements. Management expects to add new leases to the Partnership’s portfolio throughout 2018, primarily through debt financing.

Sale of Equipment

We sold equipment with net book value of $3,000 for a net gain of approximately $19,000 for the three months ended March 31, 2018. This compares to the three months ended March 31, 2017, when we sold equipment with net book value of $0 for a net gain of approximately $750.

Operating Expenses

Our operating expenses, excluding depreciation, primarily consist of accounting and legal fees, outside service fees and reimbursement of expenses to CCC for administration and operation of the Partnership. These expenses increased to approximately $158,000 for the three months ended March 31, 2018, from approximately $132,000 for the three months ended March 31, 2017. This increase is primarily attributable to an increase in other LP expenses of approximately $11,000, an increase in legal fees of approximately $54,000, offset by a decrease in reimbursable expenses of approximately $37,000 and accounting fees of approximately $15,000.

Equipment Management Fees

We pay an equipment management fee to our general partner for managing our equipment portfolio. The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases and approximately 2% of the gross lease revenue attributable to equipment that is subject to direct financing leases. The equipment management fee was approximately $13,000 for the three months ended March 31, 2018 and approximately $13,000 for the three months ended March 31, 2017, which is consistent with the lease revenue.

Depreciation and Amortization Expense

Depreciation and amortization expenses consist of depreciation on equipment and amortization of equipment acquisition fees. These expenses decreased to approximately $166,000 for the three months ended March 31, 2018, from approximately $180,000 for the three months ended March 31, 2017. This decrease was due to the higher frequency in the termination of leases and equipment being fully depreciated as compared to the acquisition of new leases for the three months ended March 31, 2018.

Net Loss

For the three months ended March 31, 2018, we recognized revenue of approximately $279,000 and expenses of approximately $356,000 resulting in a net loss of approximately $77,000. For the three months ended March 31, 2017, we recognized revenue of approximately $249,000, expenses of approximately $344,000 and an insurance recovery gain of $24,000, resulting in a net loss of approximately $71,000. This change is due to the changes in revenue and expenses as described above.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

N/A

Item 4. Controls and Procedures

Our management, under the supervision and with the participation of the General Partner’s Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures related to our reporting and disclosure obligations as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, the General Partner’s Chief Executive Officer and Principal Financial Officer have concluded that, as of March 31, 2018, our disclosure controls and procedures are effective in ensuring that information relating to us which is required to be disclosed in our periodic reports filed or submitted under the Securities Exchange Act of 1934 is (a) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (b) accumulated and communicated to management, including the General Partner’s Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There were no changes in the Partnership’s internal control over financial reporting during the first quarter of 2018 that have materially affected or are reasonably likely to materially affect its internal control over financial reporting.

Part II: OTHER INFORMATION

Item 1. Legal Proceedings

Medshare

In January 2015, CCC, on behalf of the Funds, entered into a Purchase Agreement (“Purchase Agreement”) for the sale of the equipment to Medshare Technologies (“Medshare”) for approximately $3,400,000.  The Partnership’s share of the sale proceeds was approximately $77,000.  As of May 15, 2018, the Partnership has received approximately $61,000 of the approximate $77,000 sale proceeds and has recorded a reserve against the outstanding receivable of approximately $12,000.  On April 3, 2015 Medshare was obligated to make payment in full and failed to do so.  As a result, Medshare defaulted on its purchase agreement with CCC and was issued a demand letter for full payment of the equipment.  On June 25, 2015, Medshare filed a lawsuit in Texas state court for breach of contract (“State Suit”).  On June 26, 2015, Commonwealth filed a lawsuit in the Northern District of Texas against Medshare seeking payment in full and/or return of the Equipment and damages.

In July 2016, CCC, on behalf of the Funds, entered into a $1,400,000 binding Settlement Agreement (“Settlement Agreement”) with Medshare and its principal owner, Chris Cleary (collectively referred to as “Defendants”), who are held jointly and severally liable for the entire settlement.  On August 2, 2016, the Defendants made payment to CCC of an initial $200,000 to be followed by 24 structured monthly payments of approximately $50,000 per month to begin no later than September 15, 2016.  The Partnership’s share of the Settlement Agreement is approximately $23,000 and is to be applied against the net Medshare receivable of approximately $18,000 as of the settlement date.  The remaining $5,000 will be applied against the $12,000 reserve and recorded as a bad debt recovery.  As of May 15, 2018, the Partnership received approximately $8,000 of the approximate $23,000 settlement agreement which was applied against the net Medshare receivable of approximately $18,000 as of the settlement date.  As Defendant defaulted on settlement agreement, CCC sought and obtained consent judgement from U.S. District Court for Northern District of Texas, Dallas Division on July 27, 2017 in the amount of $1.5 million, less $450,000 previously paid plus $6,757 in attorney fees, both Defendant and Cleary being jointly and severally liable for judgement amount.  The court also vacated the September 21, 2016 settlement dismissal.

On July 27, 2017 Defendant filed Chapter 11 in Northern District of Texas Dallas Division.  On July 26, 2017 Legacy Texas Bank, a secured creditor of Defendant filed for a TRO from U.S. District Court for Northern District of Texas, Dallas Division on July 27, 2017 with request for appointment of trustee for operation of Defendant, which was granted and case has been converted to Chapter 7.  On April 19, 2018 the Bankruptcy Court approved payment of $70,000 in partial settlement of CCC claims and the Trustee remains is in process of negotiation in claims for estate with a distribution to creditors, including additional Commonwealth claims.  While it is not anticipated that the trustee’s distribution to Commonwealth will fully cover the judgment, recovery may still be pursued directly against Cleary. As such, management believes that the foregoing will not result in any adverse financial impact on the Funds, but no assurance can be provided until the proceedings are resolved.

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

On July 21, 2017, FINRA reduced the list of 1,840 items totaling $208,000 to a remaining list of 84 items totaling $36,226 (which includes approximately $30,000 of continuing education expenses for personnel providing services to the Funds), and reduced the proposed fine from $100,000 to $50,000, but reaffirmed its position on the bar from the securities industry.  Respondents promptly appealed FINRA’s revised ruling to the SEC. That appeal is pending as of May 15, 2018.  All requested or allowed briefs have been filed with the SEC.  Management believes that whatever the final resolution of this may be, it will not result in any material adverse financial impact on the Funds, although a final assurance cannot be provided until the legal matter is resolved.

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

COMMONWEALTH INCOME & GROWTH FUND VI
BY: COMMONWEALTH INCOME & GROWTH FUND, INC., General Partner
May 15, 2018	By: /s/ Kimberly A. Springsteen-Abbott
Kimberly A. Springsteen-Abbott
Chief Executive Officer Commonwealth Income & Growth Fund, Inc.

May 15, 2018	By: /s/ Lynn A. Whatley Lynn A. WhatleyExecutive Vice President, Chief Operating Officer