Form 10-Q
period 2018-06-30
Commonwealth Income & Growth Fund VI
filed 2018-08-14
CIK 1351901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018 or

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

FORM 10-Q
JUNE 30, 2018

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
	June 30,	December 31,
	2018	2017
	(unaudited)
ASSETS
Cash and cash equivalents	$64,221	$24,583
Lease income receivable, net of reserve of approximately $33,000 at June 30, 2018 and December 31, 2017	129,436	132,566
Accounts receivable, Commonwealth Capital Corp., net	126,993	247,286
Other receivables, net of reserve of approximately $12,000 at June 30, 2018 and December 31, 2017	13,082	33,949
Prepaid expenses	1,244	3,713
	334,976	442,097

Net investment in finance leases	-	13,474

Equipment, at cost	8,185,975	9,033,540
Accumulated depreciation	(7,051,450)	(7,650,855)
	1,134,525	1,382,685

Equipment acquisition costs and deferred expenses, net of accumulated amortization of approximately $47,000 and $33,000 at June 30, 2018 and December 31, 2017, respectively	43,039	56,019

Total Assets	$1,512,540	$1,894,275

LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES
Accounts payable	$164,484	$162,009
Accounts payable, CIGF, Inc., net	94,091	158,571
Other accrued expenses	5,057	95,348
Unearned lease income	71,540	60,847
Notes payable	790,067	928,032

Total Liabilities	1,125,239	1,404,807

COMMITMENTS AND CONTINGENCIES

PARTNERS' CAPITAL
General Partner	1,000	1,000
Limited Partners	386,301	488,468
Total Partners' Capital	387,301	489,468

Total Liabilities and Partners' Capital	$1,512,540	$1,894,275

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund VI
Condensed Statements of Operations
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenue
Lease	$227,663	$251,817	$487,107	$499,254
Interest and other	15	682	823	1,585
Gain on sale of equipment	11,403	-	30,687	-
Total revenue and gain on sale of equipment	239,081	252,499	518,617	500,839

Expenses
Operating, excluding depreciation	61,503	85,881	220,211	217,702
Equipment management fee, General Partner	11,383	12,818	24,451	25,417
Interest	10,440	10,718	20,702	19,905
Depreciation	147,623	180,688	313,759	360,940
Amortization of equipment acquisition costs
and deferred expenses	8,134	9,332	16,129	19,412
Bad debt expense	-	19	-	570
Loss on sale of computer equipment	-	14,329	-	13,579
Total expenses	239,083	313,785	595,252	657,525

Other income (loss)
Gain from insurance recovery	-	-	-	24,135
Total other income	-	-	-	24,135

Net loss	$(2)	$(61,286)	$(76,635)	$(132,551)

Net loss allocated to Limited Partners	$(2)	$(61,286)	$(76,635)	$(132,947)

Net loss per equivalent Limited Partnership unit	$(0.00)	$(0.03)	$(0.04)	$(0.08)

Weighted average number of equivalent Limited
Partnership units outstanding during the period	1,750,871	1,760,681	1,753,214	1,762,234

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund VI
Condensed Statement of Partners' Capital
For the six months ended June 30, 2018
(unaudited)

	General	Limited
	Partner	Partner	General	Limited
	Units	Units	Partner	Partners	Total
Balance, January 1, 2018	50	1,757,396	$1,000	$488,468	$489,468
Net loss	-	-	-	(76,635)	(76,635)
Redemptions	-	(6,526)	-	(25,532)	(25,532)
Balance, June 30, 2018	50	1,750,870	$1,000	$386,301	$387,301

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund VI
Condensed Statements of Cash Flow
(unaudited)

	Six months ended
	June 30,
	2018	2017

Net cash provided by operating activities	$37,114	$7,776

Cash flows from investing activities
Capital expenditures	(13,091)	(137,962)
Payments received from finance leases	4,814	22,701
Equipment acquisition fees paid to General Partner	(2,623)	(24,263)
Net proceeds from the sale of equipment	39,481	8,659

Net cash provided by (used in) investing activities	28,581	(130,865)

Cash flows from financing activities
Redemptions	(25,532)	(30,066)
Debt placement fee	(525)	(4,498)
Distributions to Partners	-	(126,475)

Net cash used in financing activities	(26,057)	(161,039)

Net increase (decrease) in cash and cash equivalents	39,638	(284,128)

Cash and cash equivalents, beginning of the period	24,583	332,742

Cash and cash equivalents, end of the period	$64,221	$48,614

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

Liquidity and Going Concern

The General Partner and CCC have committed to fund, either through cash contributions and/or forgiveness of indebtedness, any necessary operational cash shortfalls of the Partnership through June 30, 2019. The General Partner will continue to reassess the funding of limited partner distributions throughout 2018 and will continue to waive certain fees. The General Partner and CCC will also determine if related party payables owed to them the Partnership may be deferred (if deemed necessary in an effort to further increase the Partnership’s cash flow. If available cash flow or net disposition proceeds are insufficient to cover the Partnership expenses and liabilities on a short and long term basis, the Partnership may attempt to obtain additional funds by disposing of or refinancing equipment, or by borrowing within its permissible limits.

The Partnership has incurred recurring losses and has a working capital deficit at June 30, 2018. The Partnership believes it has alleviated these conditions as discussed above. Allocations of income and distributions of cash are based on the Agreement. The various allocations under the Agreement prevent any limited partner’s capital account from being reduced below zero and ensure the capital accounts reflect the anticipated sharing ratios of cash distributions, as defined in the Agreement.

2. Summary of Significant Accounting Policies

Basis of Presentation

The financial information presented as of any date other than December 31, 2017 has been prepared from the books and records without audit. The following unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Financial information as of December 31, 2017 has been derived from the audited financial statements of the Partnership, but does not include all disclosures required by generally accepted accounting principles to be included in audited financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated, have been included. Operating results for the six months ended June 30, 2018 are not necessarily indicative of financial results that may be expected for the full year ended December 31, 2018.

Disclosure of Fair Value of Financial Instruments

Estimated fair value was determined by management using available market information and appropriate valuation methodologies. However, judgment was necessary to interpret market data and develop estimated fair value. Cash and cash equivalents, receivables, accounts payable and accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values as of June 30, 2018 and December 31, 2017 due to the short term nature of these financial instruments.

The Partnership’s long-term debt consists of notes payable, which are secured by specific equipment and are nonrecourse liabilities of the Partnership. The estimated fair value of this debt at June 30, 2018 and December 31, 2017 approximates the carrying value of these instruments, due to the interest rates on the debt approximating current market interest rates. The Partnership classifies the fair value of its notes payable within Level 2 of the valuation hierarchy based on the observable inputs used to estimate fair value.

Cash and cash equivalents

We consider cash equivalents to be highly liquid investments with an original maturity of 90 days or less.

At June 30, 2018, cash and cash equivalents were held in one account maintained at one financial institution with an aggregate balance of approximately $66,000. Bank accounts are federally insured up to $250,000 by the FDIC. At June 30, 2018, the total cash balance was as follows:

At June 30, 2018	Balance
Total bank balance	$66,000
FDIC insured	(66,000)
Uninsured amount	$-

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

Included within the scope of FASB Accounting Standards Update No. 2016-02, Leases (Topic 842) is FASB Accounting Standards Update No. 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842); Accounting Standards Update No. 2017-14, Income Statement—Reporting Comprehensive Income (Topic 220), Revenue Recognition (Topic 605), and Revenue from Contracts with Customers (Topic 606) (SEC Update)(“ASC 606”);FASB Accounting Standards Update No. 2018-10, Codification Improvements- Leases (Topic 842) . The Partnership has determined that its income streams fall outside the scope of ASC 606.

3. Information Technology, Medical Technology, Telecommunications Technology, Inventory Management and Other Business-Essential Capital Equipment (“Equipment”)

The Partnership is the lessor of equipment under leases with periods that generally will range from 12 to 48 months. In general, associated costs such as repairs and maintenance, insurance and property taxes are paid by the lessee.

Remarketing fees will be paid to the leasing companies from which the Partnership purchases leases. These are fees that are earned by the leasing companies when the initial terms of the lease have been met. The General Partner believes that this strategy adds value since it entices the leasing company to remain actively involved with the lessees for potential extensions, remarketing or sale of equipment. This strategy is designed to minimize any conflicts the leasing company may have with a new lessee and may assist in maximizing overall portfolio performance. The remarketing fee is tied into lease performance thresholds and is a factor in the negotiation of the fee. Remarketing fees incurred in connection with lease extensions are accounted for as operating costs. Remarketing fees incurred in connection with the sale of equipment are included in the gain or loss calculations. For the six months ended June 30, 2018 and 2017, there were no remarketing fees incurred and/or paid with cash or netted against receivables due from such parties, respectively.

Gains from the termination of leases are recognized when the lease is modified and terminated concurrently. Gains from lease termination included in lease revenue for the six months ended June 30, 2018 and 2017, was approximately $500 and $1,000, respectively.

CCC, on behalf of the Partnership and on behalf of other affiliated companies and partnerships (“partnerships”), acquires equipment subject to associated debt obligations and lease agreements and allocates a participation in the cost, debt and lease revenue to the various companies based on certain risk factors.

The Partnership’s share of the cost of the equipment in which it participates with other partnerships at June 30, 2018 was approximately $4,748,000 and is included in the Partnership’s equipment on its balance sheet. The total cost of the equipment shared by the Partnership with other partnerships at June 30, 2018 was approximately $13,363,000. The Partnership’s share of the outstanding debt associated with this equipment at June 30, 2018 was approximately $283,000 and is included in the Partnership’s notes payable on its balance sheet. The total outstanding debt related to the equipment shared by the Partnership at June 30, 2018 was approximately $2,191,000.

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

The following is a schedule of approximate future minimum rentals on non-cancellable operating leases at June 30, 2018:

For the period ended December	Amount
Six months ended December 31, 2018	$371,000
Year Ended December 31, 2019	427,000
Year Ended December 31, 2020	133,000
Year Ended December 31, 2021	17,000
$948,000

The Partnership operational phase is scheduled to end on December 31, 2018. If the Partnership should terminate with a portfolio of active leases, CCC will assume all remaining active leases at their fair market value and related remaining revenue stream and any associated debt obligation through their termination.

Finance Leases:

The following lists the components of the net investment in direct finance leases:

	June 30, 2018	December 31, 2017
Total minimum lease payments to be received	$-	$4,000
Estimated residual value of leased equipment (unguaranteed)	-	9,000
Less: unearned income	-	(1,000)
Initial direct costs finance leases	-	1,000
Net investment in finance leases	$-	$13,000

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

As of June 30, 2018 and December 31, 2017, we determined that we did not have a need for an allowance for uncollectible accounts associated with any of our finance leases, as the customer payment histories with us, associated with these leases, has been positive.

CCC, on behalf of the Partnership and on behalf of other affiliated companies and partnerships (“partnerships”), acquires equipment subject to associated debt obligations and lease agreements and allocates a participation in the cost, debt and lease revenue to the various companies based on certain risk factors.

4. Related Party Transactions

Receivables/Payables

As of June 30, 2018 and December 31, 2017, the Company’s related party receivables and payables are short term, unsecured and non-interest bearing.

Six months ended June 30,	2018	2017

Reimbursable expenses
The General Partner and its affiliates are entitled to reimbursement by the Partnership for the cost of goods, supplies or services obtained and used by the General Partner in connection with the administration and operation of the Partnership from third parties unaffiliated with the General Partner. In addition, the General Partner and its affiliates are entitled to reimbursement of certain expenses incurred by the General Partner and its affiliates in connection with the administration and operation of the Partnership.  For the six months ended June 30, 2018 and 2017, the Partnership was charged approximately $78,000 and $72,000 in Other LP expense, respectively.
	$210,000	$205,000
Equipment acquisition fee
The General Partner earned an equipment acquisition fee of 4% of the purchase price of each item of equipment purchased as compensation for the negotiation of the acquisition of the equipment and lease thereof or sale under a conditional sales contract.	$3,000	$24,000
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
	$24,000	$25,000
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
	$500	$4,000

5. Notes Payable

Notes payable consisted of the following approximate amounts:

	June 30, 2018	December 31, 2017
Installment note payable to bank; interest rate of 4.23%, due in quarterly installments ranging from $1,370, to $1,927, including interest, with final payment in February 2018	$-	$3,000
Installment note payable to bank; interest rate of 4.23%, due in quarterly installments of $141 including interest, with final payment in October 2018	1,000	2,000
Installment note payable to bank; interest rate of 4.47%, due in monthly installments of $9,935, including interest, with final payment in January 2019	69,000	126,000
Installment note payable to bank; interest rate of 1.80%, due in monthly installments of $456, including interest, with final payment in February 2019	4,000	6,000
Installment note payable to bank; interest rate of 4.23%, due in monthly installments of $1,339, including interest, with final payment in August 2019	18,000	26,000
Installment note payable to bank; interest rate of 4.37%, due in monthly installments of $42,121, including interest, with final payment in October 2019	243,000	321,000
Installment note payable to bank; interest rate of 5.46%, due in monthly installments of $904, including interest, with final payment in December 2019	16,000	20,000
Installment note payable to bank; interest rate of 5.46%, due in monthly installments of $4,364, including interest, with final payment in January 2020	79,000	103,000
Installment note payable to bank; interest rate of 5.93%, due in monthly installments of $1,425, including interest, with final payment in February 2020	27,000	35,000
Installment note payable to bank; interest rate of 5.56%, due in monthly installments of $2,925, including interest, with final payment in June 2020	66,000	82,000
Installment note payable to bank; interest rate of 5.25%, due in monthly installments of $253, including interest, with final payment in August 2020	6,000	8,000
Installment note payable to bank; interest rate of 5.25%, due in quarterly installments of $5,330, including interest, with final payment in August 2020	45,000	60,000
Installment note payable to bank; interest rate of 4.87%, due in quarterly installments of $4,785, including interest, with final payment in October 2020	45,000	63,000
Installment note payable to bank; interest rate of 5.31%, due in quarterly installments of $6,157, including interest, with final payment in January 2021	63,000	73,000
Installment note payable to bank; interest rate of 6.33%, due in quarterly installments of $5,805, including interest, with final payment in January 2021	58,000	-
Installment note payable to bank; interest rate of 6.66%, due in quarterly installments of $2,774, including interest, with final payment in January 2021	30,000	-
Installment note payable to bank; interest rate of 6.66%, due in monthly installments of $665, including interest, with final payment in March 2021	20,000	-
	$790,000	$928,000

The notes are secured by specific equipment with a carrying value of approximately $1,096,000 and are nonrecourse liabilities of the Partnership. As such, the notes do not contain any financial debt covenants with which we must comply on either an annual or quarterly basis. Aggregate approximate maturities of notes payable for each of the periods subsequent to June 30, 2018 are as follows:

Amount
Six months ended December 31, 2018	$253,000
Year ended December 31, 2019	396,000
Year ended December 31, 2020	124,000
Year ended December 31, 2021	17,000
$790,000

The Partnership’s operational phase is scheduled to end on December 31, 2018. If the Partnership should terminate, CCC will assume all remaining active leases at their fair market value and related remaining revenue stream and any associated debt obligation through their termination.

6. Supplemental Cash Flow Information

No interest or principal on notes payable was paid by the Partnership during 2018 and 2017 because direct payment was made by lessee to the bank in lieu of collection of lease income and payment of interest and principal by the Partnership.

Other noncash activities included in the determination of net loss are as follows:

Six months ended June 30,	2018	2017
Lease revenue net of interest expense on notes payable realized as a result of direct payment of principal by lessee to bank	$190,000	$217,000

Noncash investing and financing activities include the following:

Six months ended June 30,	2018	2017
Debt assumed in connection with purchase of equipment	$52,000	$451,000

During the six months ended June 30, 2018 and 2017, the Partnership wrote-off fully amortized acquisition and finance fees of approximately $2,000 and $31,000, respectively.

During the three months ended June 30, 2018 and 2017, the Partnership wrote-off fully depreciated equipment of approximately $655,000 and $11,000, respectively.

7. Commitments and Contingencies

Medshare

In January 2015, CCC, on behalf of the Funds, entered into a Purchase Agreement (“Purchase Agreement”) for the sale of the equipment to Medshare Technologies (“Medshare”) for approximately $3,400,000.  The Partnership’s share of the sale proceeds was approximately $77,000.  As of August 14, 2018, the Partnership has received approximately $61,000 of the approximate $77,000 sale proceeds and has recorded a reserve of $12,000 against the outstanding receivables.  On April 3, 2015 Medshare was obligated to make payment in full and failed to do so.  As a result, Medshare defaulted on its purchase agreement with CCC and was issued a demand letter for full payment of the equipment.  On June 25, 2015, Medshare filed a lawsuit in Texas state court for breach of contract (“State Suit”).  On June 26, 2015, Commonwealth filed a lawsuit in the Northern District of Texas against Medshare seeking payment in full and/or return of the Equipment and damages.

In July 2016, CCC, on behalf of the Funds, entered into a $1,400,000 binding Settlement Agreement (“Settlement Agreement”) with Medshare and its principal owner, Chris Cleary (collectively referred to as “Defendants”), who are held jointly and severally liable for the entire settlement.  On August 2, 2016, the Defendants made payment to CCC of an initial $200,000 to be followed by 24 structured monthly payments of approximately $50,000 per month to begin no later than September 15, 2016.  The Partnership’s share of the Settlement Agreement is approximately $23,000 and is to be applied against the net Medshare receivable of approximately $18,000 as of the settlement date.  The remaining $5,000 will be applied against the $12,000 reserve and recorded as a bad debt recovery.  As of August 14, 2018, the Partnership received approximately $8,000 of the approximate $23,000 settlement agreement which was applied against the net Medshare receivable of approximately $18,000 as of the settlement date.  As Defendant defaulted on settlement agreement, CCC sought and obtained consent judgement from U.S. District Court for Northern District of Texas, Dallas Division on July 27, 2017 in the amount of $1.5 million, less $450,000 previously paid plus $6,757 in attorney fees, both Defendant and Cleary being jointly and severally liable for judgement amount.  The court also vacated the September 21, 2016 settlement dismissal.

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

FINRA

On May 3, 2013, the FINRA Department of Enforcement filed a complaint naming Commonwealth Capital Securities Corp. (“CCSC”) and the owner of the firm, Kimberly Springsteen-Abbott, as respondents; however on October 22, 2013, FINRA filed an amended complaint that dropped the allegations against CCSC and reduced the scope of the allegations against Ms. Springsteen-Abbott.  The sole remaining charge was that Ms. Springsteen-Abbott had approved the misallocation of some expenses to certain Funds.  Management believes that the expenses at issue include amounts that were proper and that were properly allocated to Funds, and also identified a smaller number of expenses that had been allocated in error, but were adjusted and repaid to the affected Funds when they were identified in 2012.  During the period in question, Commonwealth Capital Corp. (“CCC”) and Ms. Springsteen-Abbott provided important financial support to the Funds, voluntarily absorbed expenses and voluntarily waived fees in amounts aggregating in excess of any questioned allocations.  A Hearing Panel ruled on March 30, 2015, that Ms. Springsteen-Abbott should be barred from the securities industry because the Panel concluded that she allegedly misallocated approximately $208,000 of expenses involving certain Funds over the course of three years.  As such, management had allocated approximately $87,000 of the $208,000 in allegedly misallocated expenses back to the affected funds as a contingency accrual in CCC’s financial statements and a good faith payment for the benefit of those Income Funds.

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

On July 21, 2017, FINRA reduced the list of 1,840 items totaling $208,000 to a remaining list of 84 items totaling $36,226 (which includes approximately $30,000 of continuing education expenses for personnel providing services to the Funds), and reduced the proposed fine from $100,000 to $50,000, but reaffirmed its position on the bar from the securities industry.  Respondents promptly appealed FINRA’s revised ruling to the SEC. That appeal is pending as of August 14, 2018.  All requested or allowed briefs have been filed with the SEC.  Management believes that whatever the final resolution of this may be, it will not result in any material adverse financial impact on the Funds, although final assurance cannot be provided until the legal matter is resolved.

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

INDUSTRY OVERVIEW

The Equipment Leasing and Finance Association’s (ELFA) Monthly Leasing and Finance Index (MLFI-25), which reports economic activity from 25 companies representing a cross section of the $1 trillion equipment finance sector, showed their overall new business volume for June was $9.1 billion, down 7% year-over-year from new business volume in June 2017. Volume was up 18% month-to-month from $7.7 billion in May. Year to date, cumulative new business volume was up 4% compared to 2017. Receivables over 30 days were 1.40%, down from 1.60% the previous month and up from 1.30% the same period in 2017. Charge-offs were 0.33%, up from 0.31% the previous month, and down from 0.38% in the year-earlier period. Credit approvals totaled 75.8% in June, down from 76.8% in May. Total headcount for equipment finance companies was down 0.2% year over year. During 2017, headcount was elevated due to acquisition activity at an MLFI reporting company. Separately, the Equipment Leasing & Finance Foundation’s Monthly Confidence Index (MCI-EFI) in July is 62.8, easing from the June index of 66.2.

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

REVENUE RECOGNITION

Through June 30, 2018, the Partnership’s lease portfolio consisted of operating and finance leases. For operating leases, lease revenue is recognized on a straight-line basis in accordance with the terms of the lease agreements.

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

Gains from the termination of leases are recognized when the lease is modified and terminated concurrently. Gains from lease termination included in lease revenue for the six months ended June 30, 2018 and 2017, was approximately $500 and $1,000, respectively.

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

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash

Our primary sources of cash for the six months ended June 30, 2018 were cash provided by operating activities of approximately $37,000, payments received from finance leases of approximately $5,000 and net proceeds from the sale of equipment of approximately $39,000. This compares to the six months ended June 30, 2017 where our primary sources of cash were provided by operating activities of approximately $8,000, payments received from finance leases of approximately $23,000 and net proceeds from the sale of equipment of approximately $9,000.

Our primary uses of cash for the six months ended June 30, 2018, were partner redemptions of approximately $26,000, capital expenditures of approximately $13,000 and equipment acquisition fees paid to the General Partner of approximately $3,000. Our primary uses of cash for the six months ended June 30, 2017, were distributions to partners of approximately $126,000, partner redemptions of approximately $30,000, capital expenditures of approximately $138,000, debt placement fees of approximately $4,000 and equipment acquisition fees paid to the General Partner of approximately $24,000.

Cash was provided by operating activities for the six months ended June 30, 2018 of approximately $37,000, which includes a net loss of approximately $77,000, depreciation and amortization expenses of approximately $330,000 and gain on sale of equipment of approximately $31,000. Other noncash activities included in the determination of net income include direct payments to banks by lessees of approximately $190,000. For the six months ended June 30, 2017, cash was provided by operating activities of approximately $8,000, which includes a net loss of approximately $133,000, depreciation and amortization expenses of approximately $381,000 and loss on sale of equipment of approximately $14,000. Other noncash activities included in the determination of net income include direct payments to banks by lessees of approximately $217,000.

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
Capital expenditures and distributions are expected to continue to increase overall during the remainder of 2018 as management focuses on additional equipment acquisitions and funding limited partner distributions. We intend to invest approximately $500,000 in additional equipment during the remainder of 2018, primarily through debt financing.

We consider cash and cash equivalents to be highly liquid investments with an original maturity of 90 days or less.

At June 30, 2018, cash and cash equivalents were held in one account maintained at one financial institution with an aggregate balance of approximately $66,000. Bank accounts are federally insured up to $250,000 by the FDIC. At June 30, 2018, the total cash balance was as follows:

At June 30, 2018	Balance
Total bank balance	$66,000
FDIC insured	(66,000)
Uninsured amount	$-

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

The Partnership’s investment strategy of acquiring equipment and generally leasing it under triple-net leases to operators who generally meet specified financial standards minimizes our operating expenses. As of June 30, 2018, the Partnership had future minimum rentals on non-cancelable operating leases of approximately $371,000 for the balance of the year ending December 31, 2018 and approximately $577,000 thereafter. As of June 30, 2018, the Partnership had future minimum rentals on non-cancelable finance leases of approximately $0 for the balance of the year ended December 31, 2018 and approximately $0 thereafter.

As of June 30, 2018, our non-recourse debt was approximately $790,000 with interest rates ranging from 1.80% to 6.66% and will be payable through March 2021.

The Partnership’s operational phase is scheduled to end on December 31, 2018. If the Partnership should terminate, CCC will assume all remaining active leases at their fair market value and related remaining revenue stream and any associated debt obligation through their termination.

The General Partner and CCC have committed to fund, either through cash contributions and/or forgiveness of indebtedness, any necessary operational cash shortfalls of the Partnership through June 30, 2019. The General Partner will continue to reassess the funding of limited partner distributions throughout 2018 and will continue to waive certain fees if the General Partner determines it is in the best interest of the Partnership to do so. If available cash flow or net disposition proceeds are insufficient to cover the Partnership expenses and liabilities on a short and long term basis, the Partnership may attempt to obtain additional funds by disposing of or refinancing equipment, or by borrowing within its permissible limits. Additionally, the Partnership will seek to enhance portfolio returns and maximize cash flow through the use of leveraged lease transactions; the acquisition of lease equipment through financing.  This strategy allows the General Partner to acquire additional revenue generating leases without the use of investor funds, thus maximizing overall return.

RESULTS OF OPERATIONS

Three months ended June 30, 2018 compared to three months ended June 30, 2017

Lease Revenue

Lease revenue decreased to approximately $228,000 for the three months ended June 30, 2018, from approximately $252,000 for the three months ended June 30, 2017. The Partnership had 50 and 46 active operating leases for the three months ended June 30, 2018 and 2017, respectively. This increase was primarily due the acquisition of new lease agreements. Management expects to add new leases to the Partnership’s portfolio throughout 2018, primarily through debt financing.

Sale of Equipment

For the three months ended June 30, 2018, the Partnership sold fully depreciated equipment with a net book value of approximately $6,000 for a net gain of approximately $11,000. This compares to the three months ended June 30, 2017, when the Partnership sold fully depreciated equipment with a net book value of approximately $22,000 for net loss of approximately $14,000.

Operating Expenses

Our operating expenses, excluding depreciation, primarily consist of accounting and legal fees, outside service fees and reimbursement of expenses to CCC for administration and operation of the Partnership. These expenses decreased to approximately $62,000 for the three months ended June 30, 2018, from approximately $86,000 for the three months ended June 30, 2017. This decrease is primarily attributable to a decrease in accounting fees of approximately $9,000, other LP expenses of approximately $5,000, legal fees of approximately $6,000 and investor shareholder service expenses of approximately $7,000.

Equipment Management Fees

We pay an equipment management fee to our general partner for managing our equipment portfolio. The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases and approximately 2% of the gross lease revenue attributable to equipment that is subject to direct financing leases. The equipment management fee decreased to approximately $11,000 for the three months ended June 30, 2018 from approximately $13,000 for the three months ended June 30, 2017, which is consistent with the decrease in lease revenue.

Depreciation and Amortization Expense

Depreciation and amortization expenses consist of depreciation on equipment and amortization of equipment acquisition fees. These expenses decreased to approximately $156,000 for the three months ended June 30, 2018, from approximately $190,000 for the three months ended June 30, 2017. This decrease was due to the higher frequency in the termination of leases and equipment being fully depreciated as compared to the acquisition of new leases for the three months ended June 30, 2018.

Net Loss

For the three months ended June 30, 2018, we recognized revenue of approximately $239,081, expenses of approximately $239,083, resulting in a net loss of approximately $2. For the three months ended June 30, 2017, we recognized revenue of approximately $253,000 and expenses of approximately $314,000, resulting in net loss of approximately $61,000. This change in net loss is due to the changes in revenue and expenses as described above.

Six months ended June 30, 2018 compared to six months ended June 30, 2017

Lease Revenue

Lease revenue decreased to approximately $487,000 for the six months ended June 30, 2018, from approximately $499,000 for the six months ended June 30, 2017. The Partnership had 53 and 52 active operating leases for the six months ended June 30, 2018 and 2017, respectively. Overall lease revenue decreased while the overall number of active leases increased. This decrease in lease revenue is primarily due to the replacement of existing leases at lower rental rates. Management expects to add new leases to the Partnership’s portfolio throughout 2018, primarily through debt financing.

Sale of Equipment

For the six months ended June 30, 2018, we sold equipment held under operating leases with a net book value of approximately $9,000 for a net gain of approximately $31,000. This compares to the six months ended June 30, 2017, we sold equipment held under operating leases with a net book value of approximately $22,000 for net loss of approximately $14,000.

Operating Expenses

Our operating expenses, excluding depreciation, primarily consist of accounting and legal fees, outside service fees and reimbursement of expenses to CCC for administration and operation of the Partnership. These expenses increased to approximately $220,000 for the six months ended June 30, 2018, from approximately $218,000 for the six months ended June 30, 2017. This increase is primarily attributable to an increase in Other LP expense of approximately $6,000 and legal fees of approximately $24,000, partially offset by a decrease in accounting fees of approximately $24,000.

Equipment Management Fees

We pay an equipment management fee to our general partner for managing our equipment portfolio. The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases and approximately 2% of the gross lease revenue attributable to equipment that is subject to direct financing leases. The equipment management fee decreased to approximately $24,000 for the six months ended June 30, 2018 from approximately $25,000 for the six months ended June 30, 2017. This increase is consistent with the overall decrease in lease revenue.

Depreciation and Amortization Expense

Depreciation and amortization expenses consist of depreciation on equipment and amortization of equipment acquisition fees. These expenses decreased to approximately $330,000 for the six months ended June 30, 2018, from approximately $381,000 for the six months ended June 30, 2017. This decrease was due to the higher frequency in the termination of leases and equipment being fully depreciated as compared to the acquisition of new leases for the six months ended June 30, 2018.

Net Loss

For the six months ended June 30, 2018, we recognized revenue of approximately $518,000 expenses of approximately $595,000, resulting in a net loss of approximately $77,000. For the six months ended June 30, 2017, we recognized revenue of approximately $501,000 expenses of approximately $658,000 and an insurance recovery gain of approximately $24,000, resulting in a net loss of approximately $133,000.This change in net loss is due to the changes in revenue and expenses as described above.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

N/A

Item 4. Controls and Procedures

Our management, under the supervision and with the participation of the General Partner’s Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures related to our reporting and disclosure obligations as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, the General Partner’s Chief Executive Officer and Principal Financial Officer have concluded that, as of June 30, 2018, our disclosure controls and procedures are effective in ensuring that information relating to us which is required to be disclosed in our periodic reports filed or submitted under the Securities Exchange Act of 1934 is (a) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (b) accumulated and communicated to management, including the General Partner’s Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There were no changes in the Partnership’s internal control over financial reporting during the second quarter of 2018 that have materially affected or are reasonably likely to materially affect its internal control over financial reporting.

Part II: OTHER INFORMATION

Item 1. Legal Proceedings

Medshare

In January 2015, CCC, on behalf of the Funds, entered into a Purchase Agreement (“Purchase Agreement”) for the sale of the equipment to Medshare Technologies (“Medshare”) for approximately $3,400,000.  The Partnership’s share of the sale proceeds was approximately $77,000.  As of August 14, 2018, the Partnership has received approximately $61,000 of the approximate $77,000 sale proceeds and has recorded a reserve of $12,000 against the outstanding receivables.  On April 3, 2015 Medshare was obligated to make payment in full and failed to do so.  As a result, Medshare defaulted on its purchase agreement with CCC and was issued a demand letter for full payment of the equipment.  On June 25, 2015, Medshare filed a lawsuit in Texas state court for breach of contract (“State Suit”).  On June 26, 2015, Commonwealth filed a lawsuit in the Northern District of Texas against Medshare seeking payment in full and/or return of the Equipment and damages.

In July 2016, CCC, on behalf of the Funds, entered into a $1,400,000 binding Settlement Agreement (“Settlement Agreement”) with Medshare and its principal owner, Chris Cleary (collectively referred to as “Defendants”), who are held jointly and severally liable for the entire settlement.  On August 2, 2016, the Defendants made payment to CCC of an initial $200,000 to be followed by 24 structured monthly payments of approximately $50,000 per month to begin no later than September 15, 2016.  The Partnership’s share of the Settlement Agreement is approximately $23,000 and is to be applied against the net Medshare receivable of approximately $18,000 as of the settlement date.  The remaining $5,000 will be applied against the $12,000 reserve and recorded as a bad debt recovery.  As of August 14, 2018, the Partnership received approximately $8,000 of the approximate $23,000 settlement agreement which was applied against the net Medshare receivable of approximately $18,000 as of the settlement date.  As Defendant defaulted on settlement agreement, CCC sought and obtained consent judgement from U.S. District Court for Northern District of Texas, Dallas Division on July 27, 2017 in the amount of $1.5 million, less $450,000 previously paid plus $6,757 in attorney fees, both Defendant and Cleary being jointly and severally liable for judgement amount.  The court also vacated the September 21, 2016 settlement dismissal.

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

FINRA

On May 3, 2013, the FINRA Department of Enforcement filed a complaint naming Commonwealth Capital Securities Corp. (“CCSC”) and the owner of the firm, Kimberly Springsteen-Abbott, as respondents; however on October 22, 2013, FINRA filed an amended complaint that dropped the allegations against CCSC and reduced the scope of the allegations against Ms. Springsteen-Abbott.  The sole remaining charge was that Ms. Springsteen-Abbott had approved the misallocation of some expenses to certain Funds.  Management believes that the expenses at issue include amounts that were proper and that were properly allocated to Funds, and also identified a smaller number of expenses that had been allocated in error, but were adjusted and repaid to the affected Funds when they were identified in 2012.  During the period in question, Commonwealth Capital Corp. (“CCC”) and Ms. Springsteen-Abbott provided important financial support to the Funds, voluntarily absorbed expenses and voluntarily waived fees in amounts aggregating in excess of any questioned allocations.  A Hearing Panel ruled on March 30, 2015, that Ms. Springsteen-Abbott should be barred from the securities industry because the Panel concluded that she allegedly misallocated approximately $208,000 of expenses involving certain Funds over the course of three years.  As such, management had allocated approximately $87,000 of the $208,000 in allegedly misallocated expenses back to the affected funds as a contingency accrual in CCC’s financial statements and a good faith payment for the benefit of those Income Funds.

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

On July 21, 2017, FINRA reduced the list of 1,840 items totaling $208,000 to a remaining list of 84 items totaling $36,226 (which includes approximately $30,000 of continuing education expenses for personnel providing services to the Funds), and reduced the proposed fine from $100,000 to $50,000, but reaffirmed its position on the bar from the securities industry.  Respondents promptly appealed FINRA’s revised ruling to the SEC. That appeal is pending as of August 14, 2018.  All requested or allowed briefs have been filed with the SEC.  Management believes that whatever the final resolution of this may be, it will not result in any material adverse financial impact on the Funds, although final assurance cannot be provided until the legal matter is resolved.

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

COMMONWEALTH INCOME & GROWTH FUND VI
BY: COMMONWEALTH INCOME & GROWTH FUND, INC., General Partner
August 14, 2018	By: /s/ Kimberly A. Springsteen-Abbott
Kimberly A. Springsteen-Abbott
Chief Executive Officer Commonwealth Income & Growth Fund, Inc.

August 14, 2018	By: /s/ Lynn A. Whatley
Lynn A. Whatley
Executive Vice President, Chief Operating Officer