Form 10-Q
period 2018-09-30
Commonwealth Income & Growth Fund VI
filed 2018-11-14
CIK 1351901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018 or

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

FORM 10-Q
SEPTEMBER 30, 2018

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

Commonwealth Income & Growth Fund VI
Condensed Balance Sheets

	September 30,	December 31,
	2018	2017
	(unaudited)
ASSETS
Cash and cash equivalents	$9,451	$24,583
Lease income receivable, net of reserve of approximately $33,000 at September 30, 2018 and December 31, 2017	119,916	132,566
Accounts receivable, Commonwealth Capital Corp., net	138,683	247,286
Other receivables, net of reserve of approximately $12,000 at September 30, 2018 and December 31, 2017	25,834	33,949
Prepaid expenses	5,733	3,713
	299,617	442,097

Net investment in finance leases	-	13,474

Equipment, at cost	8,171,506	9,033,540
Accumulated depreciation	(7,154,628)	(7,650,855)
	1,016,878	1,382,685
Equipment acquisition costs and deferred expenses, net of accumulated amortization of approximately $55,000 and $33,000 at September 30, 2018 and December 31, 2017, respectively	36,141	56,019

Total Assets	$1,352,636	$1,894,275

LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES
Accounts payable	$203,669	$162,009
Accounts payable, CIGF, Inc., net	100,282	158,571
Other accrued expenses	31,562	95,348
Unearned lease income	34,368	60,847
Notes payable	662,736	928,032
Total Liabilities	1,032,617	1,404,807

COMMITMENTS AND CONTINGENCIES

PARTNERS' CAPITAL
General Partner	1,000	1,000
Limited Partners	319,019	488,468
Total Partners' Capital	320,019	489,468

Total Liabilities and Partners' Capital	$1,352,636	$1,894,275

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund VI
Condensed Statements of Operations
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenue
Lease	$215,343	$258,522	$702,450	$757,776
Interest and other	(351)	480	472	2,065
Gain on sale of equipment	192	454	30,879	1,204
Total revenue and gain on sale of equipment	215,184	259,456	733,801	761,045

Expenses
Operating, excluding depreciation	89,611	113,272	309,822	330,974
Equipment management fee, General Partner	11,323	13,147	35,774	38,564
Interest	9,633	10,404	30,335	30,309
Depreciation	142,943	185,374	456,702	546,314
Amortization of equipment acquisition costs
and deferred expenses	8,105	7,677	24,234	27,089
Bad debt expense		1,046	-	1,616
Loss on sale of computer equipment		-		14,329
Total expenses	261,615	330,920	856,867	989,195

Other income (loss)
Gain from insurance recovery	-	-	-	24,135
Total other income	-	-	-	24,135

Net loss	$(46,431)	$(71,464)	$(123,066)	$(204,015)

Net loss allocated to Limited Partners	$(46,431)	$(71,464)	$(123,066)	$(204,411)

Net loss per equivalent Limited Partnership unit	$(0.03)	$(0.04)	$(0.07)	$(0.12)

Weighted average number of equivalent Limited
Partnership units outstanding during the period	1,749,520	1,756,361	1,751,969	1,761,362

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund VI
Condensed Statement of Partners' Capital
For the nine months ended September 30, 2018
(unaudited)

	General	Limited
	Partner	Partner	General	Limited
	Units	Units	Partner	Partners	Total
Balance, January 1, 2018	50	1,757,396	$1,000	$488,468	$489,468
Net loss	-	-	-	(123,066)	(123,066)
Redemptions	-	(13,066)	-	(46,383)	(46,383)
Balance, June 30, 2018	50	1,744,330	$1,000	$319,019	$320,019

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund VI
Condensed Statements of Cash Flow
(unaudited)

	Nine months ended
	September 30,
	2018	2017

Net cash provided by operating activities	$10,012	$21,492

Cash flows from investing activities
Capital expenditures	(18,893)	(186,711)
Payments received from finance leases	4,814	33,745
Equipment acquisition fees paid to General Partner	(3,635)	(31,945)
Net proceeds from the sale of equipment	39,673	16,304

Net cash provided by (used in) investing activities	21,959	(168,607)

Cash flows from financing activities
Redemptions	(46,383)	(39,565)
Debt placement fee	(720)	(6,097)
Distributions to Partners	-	(126,475)

Net cash used in financing activities	(47,103)	(172,137)

Net decrease in cash and cash equivalents	(15,132)	(319,252)

Cash and cash equivalents, beginning of the period	24,583	332,742

Cash and cash equivalents, end of the period	$9,451	$13,490

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

The Partnership’s General Partner is Commonwealth Income & Growth Fund, Inc. (the “General Partner”), a Pennsylvania corporation which is an indirect wholly owned subsidiary of CCC. CCC is a member of the Institute for Portfolio Alternatives (“IPA”) and the Equipment Leasing and Finance Association (“ELFA”). Approximately ten years after the commencement of operations, the Partnership intends to sell or otherwise dispose of all of its equipment, make final distributions to partners, and to dissolve. Unless sooner terminated or extended pursuant to the terms of its Limited Partnership Agreement, the Partnership will continue until December 31, 2018. However, the General Partner has expressed intent to extend the operational phase approximately five years beyond its ten year term. The General Partner initiated a proxy vote of Limited Partners commencing on September 4, 2018 to extend the operational phase to December 31, 2023. A shareholders meeting has been scheduled for November 13, 2018 to determine the outcome of the proxy vote.

Liquidity and Going Concern

The General Partner and CCC have committed to fund, either through cash contributions and/or forgiveness of indebtedness, any necessary operational cash shortfalls of the Partnership through September 30, 2019. The General Partner will continue to reassess the funding of limited partner distributions throughout 2018 and will continue to waive certain fees. The General Partner and CCC will also determine if related party payables owed to the Partnership may be deferred (if deemed necessary) in an effort to further increase the Partnership’s cash flow. If available cash flow or net disposition proceeds are insufficient to cover the Partnership expenses and liabilities on a short and long term basis, the Partnership may attempt to obtain additional funds by disposing of or refinancing equipment, or by borrowing within its permissible limits.

The Partnership has incurred recurring losses and has a working capital deficit at September 30, 2018. The Partnership believes it has alleviated these conditions as discussed above. Allocations of income and distributions of cash are based on the Agreement. The various allocations under the Agreement prevent any limited partner’s capital account from being reduced below zero and ensure the capital accounts reflect the anticipated sharing ratios of cash distributions, as defined in the Agreement.

2. Summary of Significant Accounting Policies

Basis of Presentation

The financial information presented as of any date other than December 31, 2017 has been prepared from the books and records without audit. The following unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Financial information as of December 31, 2017 has been derived from the audited financial statements of the Partnership, but does not include all disclosures required by generally accepted accounting principles to be included in audited financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated, have been included. Operating results for the nine months ended September 30, 2018 are not necessarily indicative of financial results that may be expected for the full year ended December 31, 2018.

Disclosure of Fair Value of Financial Instruments

Estimated fair value was determined by management using available market information and appropriate valuation methodologies. However, judgment was necessary to interpret market data and develop estimated fair value. Cash and cash equivalents, receivables, accounts payable and accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values as of September 30, 2018 and December 31, 2017 due to the short term nature of these financial instruments.

The Partnership’s long-term debt consists of notes payable, which are secured by specific equipment and are nonrecourse liabilities of the Partnership. The estimated fair value of this debt at September 30, 2018 and December 31, 2017 approximates the carrying value of these instruments, due to the interest rates on the debt approximating current market interest rates. The Partnership classifies the fair value of its notes payable within Level 2 of the valuation hierarchy based on the observable inputs used to estimate fair value.

Cash and cash equivalents

We consider cash equivalents to be highly liquid investments with an original maturity of 90 days or less.

At September 30, 2018, cash and cash equivalents were held in one account maintained at one financial institution with an aggregate balance of approximately $27,000. Bank accounts are federally insured up to $250,000 by the FDIC. At September 30, 2018, the total cash balance was as follows:

At September 30, 2018	Balance
Total bank balance	$27,000
FDIC insured	(250,000)
Uninsured amount	$-

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

Recently Adopted Accounting Pronouncements

In February 2018, the FASB issued Accounting Standards Update No. 2018-03, Technical Corrections and Improvements to Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities- the amendments in this Update are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years beginning after June 15, 2018. Public business entities with fiscal years beginning between December 15, 2017, and June 15, 2018, are not required to adopt these amendments until the interim period beginning after June 15, 2018, and public business entities with fiscal years beginning between June 15, 2018, and December 15, 2018, are not required to adopt these amendments before adopting the amendments in Update 2016-01. For all other entities, the effective date is the same as the effective date in Update 2016-01. All entities may early adopt these amendments for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, as long as they have adopted Update 2016-01.  We adopted Accounting Standards Update No. 2018-03 on October 1, 2018; however, adoption of this ASU had no impact on the Partnership’s financial statements for the nine months ended September 30, 2018.

Recent Accounting Pronouncements Not Yet Adopted

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

Included within the scope of FASB Accounting Standards Update No. 2016-02, Leases (Topic 842) is FASB Accounting Standards Update No. 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842); Accounting Standards Update No. 2017-14, Income Statement—Reporting Comprehensive Income (Topic 220), Revenue Recognition (Topic 605), and Revenue from Contracts with Customers (Topic 606) (SEC Update)(“ASC 606”); FASB Accounting Standards Update No. 2018-10, Codification Improvements- Leases (Topic 842); FASB Accounting Standards Update No. 2018-11, Leases (Topic 842)Targeted Improvements. The Partnership has determined that its income streams fall outside the scope of ASC 606.

3. Information Technology, Medical Technology, Telecommunications Technology, Inventory Management and Other Business-Essential Capital Equipment (“Equipment”)

The Partnership is the lessor of equipment under leases with periods that generally will range from 12 to 48 months. In general, associated costs such as repairs and maintenance, insurance and property taxes are paid by the lessee.

Remarketing fees will be paid to the leasing companies from which the Partnership purchases leases. These are fees that are earned by the leasing companies when the initial terms of the lease have been met. The General Partner believes that this strategy adds value since it entices the leasing company to remain actively involved with the lessees for potential extensions, remarketing or sale of equipment. This strategy is designed to minimize any conflicts the leasing company may have with a new lessee and may assist in maximizing overall portfolio performance. The remarketing fee is tied into lease performance thresholds and is a factor in the negotiation of the fee. Remarketing fees incurred in connection with lease extensions are accounted for as operating costs. Remarketing fees incurred in connection with the sale of equipment are included in the gain or loss calculations. For the nine months ended September 30, 2018 and 2017, there were no remarketing fees incurred and/or paid with cash or netted against receivables due from such parties, respectively.

Gains from the termination of leases are recognized when the lease is modified and terminated concurrently. Gains from lease termination included in lease revenue for the nine months ended September 30, 2018 and 2017, was approximately $500 and $1,000, respectively.

CCC, on behalf of the Partnership and on behalf of other affiliated companies and partnerships (“partnerships”), acquires equipment subject to associated debt obligations and lease agreements and allocates a participation in the cost, debt and lease revenue to the various companies based on certain risk factors.

The Partnership’s share of the cost of the equipment in which it participates with other partnerships at September 30, 2018 was approximately $4,748,000 and is included in the Partnership’s equipment on its balance sheet. The total cost of the equipment shared by the Partnership with other partnerships at September 30, 2018 was approximately $13,363,000. The Partnership’s share of the outstanding debt associated with this equipment at September 30, 2018 was approximately $232,000 and is included in the Partnership’s notes payable on its balance sheet. The total outstanding debt related to the equipment shared by the Partnership at September 30, 2018 was approximately $1,921,000.

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

The following is a schedule of approximate future minimum rentals on non-cancellable operating leases at September 30, 2018:

For the period ended December	Amount
Three months ended December 31, 2018	$197,000
Year Ended December 31, 2019	434,000
Year Ended December 31, 2020	140,000
Year Ended December 31, 2021	21,000
$792,000

The Partnership operational phase is scheduled to end on December 31, 2018. However, the General Partner has expressed intent to extend the operational phase approximately five years beyond its ten year term. The General Partner initiated a proxy vote of Limited Partners commencing on September 4, 2018 to extend the operational phase to December 31, 2023. A shareholders meeting has been scheduled for November 13, 2018 to determine the outcome of the proxy vote.

Finance Leases:

The following lists the approximate components of the net investment in direct financing leases:

	September 30,	December 31,
	2018	2017
Total minimum lease payments to be received	$-	$4,000
Estimated residual value of leased equipment (unguaranteed)	-	9,000
Less: unearned income	-	(1,000)
Initial direct costs finance leases	-	1,000
Net investment in finance leases	$-	$13,000

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

As of September 30, 2018 and December 31, 2017, we determined that we did not have a need for an allowance for uncollectible accounts associated with any of our finance leases, as the customer payment history with us, associated with these leases, has been positive.

CCC, on behalf of the Partnership and on behalf of other affiliated companies and partnerships (“partnerships”), acquires equipment subject to associated debt obligations and lease agreements and allocates a participation in the cost, debt and lease revenue to the various companies based on certain risk factors.

4. Related Party Transactions

Receivables/Payables

As of September 30, 2018 and December 31, 2017, the Company’s related party receivables and payables are short term, unsecured and non-interest bearing.

Nine months ended September 30,	2018	2017

Reimbursable expenses
The General Partner and its affiliates are entitled to reimbursement by the Partnership for the cost of goods, supplies or services obtained and used by the General Partner in connection with the administration and operation of the Partnership from third parties unaffiliated with the General Partner. In addition, the General Partner and its affiliates are entitled to reimbursement of certain expenses incurred by the General Partner and its affiliates in connection with the administration and operation of the Partnership.  For both the nine months ended September 30, 2018 and 2017, the Partnership was charged approximately $110,000 in Other LP expense.
	$295,000	$287,000
Equipment acquisition fee
The General Partner earned an equipment acquisition fee of 4% of the purchase price of each item of equipment purchased as compensation for the negotiation of the acquisition of the equipment and lease thereof or sale under a conditional sales contract.	$4,000	$35,000
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
	$35,000	$39,000

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
	$1,000	$7,000

5. Notes Payable

Notes payable consisted of the following approximate amounts:

	September 30, 2018	December 31, 2017
Installment note payable to bank; interest rate of 4.23%, due in quarterly installments ranging from $1,370, to $1,927, including interest, with final payment in February 2018	$-	$3,000
Installment note payable to bank; interest rate of 4.23%, due in quarterly installments of $141 including interest, with final payment in October 2018	500	2,000
Installment note payable to bank; interest rate of 4.47%, due in monthly installments of $9,935, including interest, with final payment in January 2019	39,500	126,000
Installment note payable to bank; interest rate of 1.80%, due in monthly installments of $456, including interest, with final payment in February 2019	2,000	6,000
Installment note payable to bank; interest rate of 4.23%, due in monthly installments of $1,339, including interest, with final payment in August 2019	14,500	26,000
Installment note payable to bank; interest rate of 4.37%, due in quarterly installments of $42,121, including interest, with final payment in October 2019	204,000	321,000
Installment note payable to bank; interest rate of 5.46%, due in monthly installments of $904, including interest, with final payment in December 2019	13,000	20,000
Installment note payable to bank; interest rate of 5.46%, due in monthly installments of $4,364, including interest, with final payment in January 2020	67,000	103,000
Installment note payable to bank; interest rate of 5.93%, due in monthly installments of $1,425, including interest, with final payment in February 2020	23,000	35,000
Installment note payable to bank; interest rate of 5.56%, due in monthly installments of $2,925, including interest, with final payment in June 2020	58,500	82,000
Installment note payable to bank; interest rate of 5.25%, due in monthly installments of $253, including interest, with final payment in August 2020	6,000	8,000
Installment note payable to bank; interest rate of 5.25%, due in quarterly installments of $5,330, including interest, with final payment in August 2020	40,000	60,000
Installment note payable to bank; interest rate of 4.87%, due in quarterly installments of $4,785, including interest, with final payment in October 2020	41,000	63,000
Installment note payable to bank; interest rate of 5.31%, due in quarterly installments of $6,157, including interest, with final payment in January 2021	57,000	73,000
Installment note payable to bank; interest rate of 6.33%, due in quarterly installments of $5,805, including interest, with final payment in January 2021	53,000	-
Installment note payable to bank; interest rate of 6.66%, due in quarterly installments of $2,774, including interest, with final payment in January 2021	25,500	-
Installment note payable to bank; interest rate of 6.66%, due in monthly installments of $665, including interest, with final payment in March 2021	18,500	-
	$663,000	$928,000

The notes are secured by specific equipment with a carrying value of approximately $968,000 and are nonrecourse liabilities of the Partnership. As such, the notes do not contain any financial debt covenants with which we must comply on either an annual or quarterly basis. Aggregate approximate maturities of notes payable for each of the periods subsequent to September 30, 2018 are as follows:

Amount
Three months ended December 31, 2018	$109,000
Year ended December 31, 2019	402,000
Year ended December 31, 2020	131,000
Year ended December 31, 2021	21,000
$663,000

The Partnership operational phase is scheduled to end on December 31, 2018. However, the General Partner has expressed intent to extend the operational phase approximately five years beyond its ten year term. The General Partner initiated a proxy vote of Limited Partners commencing on September 4, 2018 to extend the operational phase to December 31, 2023. A shareholders meeting has been scheduled for November 13, 2018 to determine the outcome of the proxy vote.

6. Supplemental Cash Flow Information

No interest or principal on notes payable was paid by the Partnership because direct payment was made by lessee to the bank in lieu of collection of lease income and payment of interest and principal by the Partnership.

Other noncash activities included in the determination of net loss are as follows:

Nine months ended September 30,	2018	2017
Lease revenue net of interest expense on notes payable realized as a result of direct payment of principal by lessee to bank	$337,000	$390,000

Noncash investing and financing activities include the following:

Nine months ended September 30,	2018	2017
Debt assumed in connection with purchase of equipment	$52,000	$626,000
Accrued expenses incurred in connection with purchase of technology equipment	$25,000	$73,000

During the nine months ended September 30, 2018 and 2017, the Partnership wrote-off fully amortized acquisition and finance fees of approximately $2,000 and $37,000, respectively.

During the nine months ended September 30, 2018 and 2017, the Partnership wrote-off fully depreciated equipment of approximately $0 and $147,000, respectively.

7. Commitments and Contingencies

Medshare

In January 2015, CCC, on behalf of the Funds, entered into a Purchase Agreement (“Purchase Agreement”) for the sale of the equipment to Medshare Technologies (“Medshare”) for approximately $3,400,000.  The Partnership’s share of the sale proceeds was approximately $77,000.  As of November 14, 2018, the Partnership has received approximately $61,000 of the approximate $77,000 sale proceeds and has recorded a reserve of $12,000 against the outstanding receivables.  On April 3, 2015 Medshare was obligated to make payment in full and failed to do so.  As a result, Medshare defaulted on its purchase agreement with CCC and was issued a demand letter for full payment of the equipment.  On June 25, 2015, Medshare filed a lawsuit in Texas state court for breach of contract (“State Suit”).  On June 26, 2015, Commonwealth filed a lawsuit in the Northern District of Texas against Medshare seeking payment in full and/or return of the Equipment and damages.

In July 2016, CCC, on behalf of the Funds, entered into a $1,400,000 binding Settlement Agreement (“Settlement Agreement”) with Medshare and its principal owner, Chris Cleary (collectively referred to as “Defendants”), who are held jointly and severally liable for the entire settlement.  On August 2, 2016, the Defendants made payment to CCC of an initial $200,000 to be followed by 24 structured monthly payments of approximately $50,000 per month to begin no later than September 15, 2016.  The Partnership’s share of the Settlement Agreement is approximately $23,000 and is to be applied against the net Medshare receivable of approximately $18,000 as of the settlement date.  The remaining $5,000 will be applied against the $12,000 reserve and recorded as a bad debt recovery.  As of November 14, 2018, the Partnership received approximately $8,000 of the approximate $23,000 settlement agreement which was applied against the net Medshare receivable of approximately $18,000 as of the settlement date.  As Defendant defaulted on settlement agreement, CCC sought and obtained consent judgement from U.S. District Court for Northern District of Texas, Dallas Division on July 27, 2017 in the amount of $1.5 million, less $450,000 previously paid plus $6,757 in attorney fees, both Defendant and Cleary being jointly and severally liable for judgement amount.  The court also vacated the September 21, 2016 settlement dismissal.

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

On July 21, 2017, FINRA reduced the list of 1,840 items totaling $208,000 to a remaining list of 84 items totaling $36,226 (which includes approximately $30,000 of continuing education expenses for personnel providing services to the Funds), and reduced the proposed fine from $100,000 to $50,000, but reaffirmed its position on the bar from the securities industry.  Respondents promptly appealed FINRA’s revised ruling to the SEC. That appeal is pending as of November 14, 2018.  All requested or allowed briefs have been filed with the SEC.  Management believes that whatever final resolution of this may be, it will not result in any material adverse financial impact on the Funds, although a final assurance cannot be provided until the legal matter is resolved.

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

INDUSTRY OVERVIEW

The Equipment Leasing and Finance Association’s (ELFA) Monthly Leasing and Finance Index (MLFI-25), which reports economic activity from 25 companies representing a cross section of the $1 trillion equipment finance sector, showed their overall new business volume for September was $8.5 billion, down 2% year-over-year from new business volume in September 2017. Volume was down 5% month-to-month from $8.9 billion in August. Year to date, cumulative new business volume was up 4% compared to 2017. Receivables over 30 days were 1.60%, down from 1.90% the previous month and up from 1.40% the same period in 2017. Charge-offs were 0.40%, up from 0.29% the previous month, and unchanged from the year-earlier period. Credit approvals totaled 75.7% in September, down from 76.4% in August. Total headcount for equipment finance companies was down 0.2% year over year. During 2017, headcount was elevated due to acquisition activity at an MLFI reporting company. Separately, the Equipment Leasing & Finance Foundation’s Monthly Confidence Index (MCI-EFI) in October is 63.2, down from the September index of 65.5.

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

REVENUE RECOGNITION

As of September 30, 2018, the Partnership’s lease portfolio consisted of operating and finance leases. For operating leases, lease revenue is recognized on a straight-line basis in accordance with the terms of the lease agreements.

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

Gains from the termination of leases are recognized when the lease is modified and terminated concurrently.  Gains from lease termination included in lease revenue for the nine months ended September 30, 2018 and 2017, was approximately $500 and $1,000, respectively.

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

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash

Our primary sources of cash for the nine months ended September 30, 2018, were cash provided by operating activities of approximately $10,000, payments received from finance leases of approximately $5,000 and net proceeds from the sale of equipment of approximately $40,000, compared to the nine months ended September 30, 2017 where our primary sources of cash were provided by operating activities of approximately $21,000, payments received from finance leases of approximately $34,000 and net proceeds from the sale of equipment of approximately $16,000.

Our primary uses of cash for the nine months ended September 30, 2018 were limited partner redemptions of approximately $46,000, the purchase of new equipment of approximately $19,000 and equipment acquisition fees of approximately $4,000. For the nine months ended September 30, 2017, our primary uses of cash were for the distributions to partners of approximately $126,000, limited partner redemptions of approximately $40,000, the purchase of new equipment of approximately $187,000 and equipment acquisition fees of approximately $32,000.

Cash was provided by operating activities for the nine months ended September 30, 2018 of approximately $10,000, which includes net loss of approximately $123,000 and depreciation and amortization expenses of approximately $481,000.  Other noncash activities included in the determination of net income include direct payments to banks by lessees of approximately $337,000.  For the nine months ended September 30, 2017, cash was provided by operating activities of approximately $21,000, which includes net loss of approximately $204,000, depreciation and amortization expenses of approximately $573,000 and loss on sale of computer equipment of approximately $13,000.  Other noncash activities included in the determination of net income include direct payments to banks by lessees of approximately $390,000 and bad debt expense of approximately $2,000.

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

We consider cash equivalents to be highly liquid investments with an original maturity of 90 days or less. At September 30, 2018, cash and cash equivalents were held in one account maintained at one financial institution with an aggregate balance of approximately $27,000. Bank accounts are federally insured up to $250,000 by the FDIC. At September 30, 2018, the total cash balance was as follows:

At September 30, 2018	Balance
Total bank balance	$27,000
FDIC insured	(250,000)
Uninsured amount	$-

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

The Partnership’s investment strategy of acquiring equipment and generally leasing it under triple-net leases to operators who generally meet specified financial standards minimizes our operating expenses. As of September 30, 2018, the Partnership had future minimum rentals on non-cancelable operating leases of approximately $197,000 for the balance of the year ending December 31, 2018 and approximately $576,000 thereafter. As of September 30, 2018, the Partnership had future minimum rentals on non-cancelable finance leases of approximately $0 for the balance of the year ended December 31, 2018 and approximately $0 thereafter.

As of September 30, 2018, our non-recourse debt was approximately $663,000 with interest rates ranging from 1.80% to 6.66% and will be payable through March 2021.

The Partnership operational phase is scheduled to end on December 31, 2018. However, the General Partner has expressed intent to extend the operational phase approximately five years beyond its ten year term. The General Partner initiated a proxy vote of Limited Partners commencing on September 4, 2018 to extend the operational phase to December 31, 2023. A shareholders meeting has been scheduled for November 13, 2018 to determine the outcome of the proxy vote.

The General Partner and CCC have committed to fund, either through cash contributions and/or forgiveness of indebtedness, any necessary operational cash shortfalls of the Partnership through September 30, 2019. The General Partner will continue to reassess the funding of limited partner distributions throughout 2018 and will continue to waive certain fees if the General Partner determines it is in the best interest of the Partnership to do so. If available cash flow or net disposition proceeds are insufficient to cover the Partnership expenses and liabilities on a short and long term basis, the Partnership may attempt to obtain additional funds by disposing of or refinancing equipment, or by borrowing within its permissible limits. Additionally, the Partnership will seek to enhance portfolio returns and maximize cash flow through the use of leveraged lease transactions; the acquisition of lease equipment through financing.  This strategy allows the General Partner to acquire additional revenue generating leases without the use of investor funds, thus maximizing overall return.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2018 compared to Three Months Ended September 30, 2017

Lease Revenue

Our lease revenue decreased to approximately $215,000 for the three months ended September 30, 2018, from approximately $259,000 for the three months ended September 30, 2017.  The Partnership had 41 and 48 active operating leases for the three months ended September 30, 2018 and 2017, respectively.  This decrease in lease is primarily due to a greater number of lease agreements ending versus new lease agreements being acquired. Management expects to add new leases to the Partnership’s portfolio throughout 2018, primarily through debt financing.

Sale of Equipment

For the three months ended September 30, 2018, the Partnership sold fully depreciated equipment with a net book value of approximately $0 for net gain of approximately $200.  This compares to the three months ended September 30, 2017, when the Partnership sold fully depreciated equipment with a net book value of approximately $7,000 for net gain of approximately $500.

Operating Expenses

Our operating expenses, excluding depreciation, primarily consist of accounting and legal fees, outside service fees and reimbursement of expenses to CCC for administration and operation of the Partnership. These expenses decreased to approximately $90,000 for the three months ended September 30, 2018, from approximately $113,000 for the three months ended September 30, 2017.  This decrease is primarily attributable to a decrease in legal fees of approximately $16,000, other LP expenses of approximately $6,000 and accounting fees of approximately $6,000.

Equipment Management Fees

We pay an equipment management fee to our general partner for managing our equipment portfolio. The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases and approximately 2% of the gross lease revenue attributable to equipment that is subject to direct financing leases. The equipment management fee decreased to approximately $11,000 for the three months ended September 30, 2018, from approximately $13,000 for the three months ended September 30, 2017. This decrease in equipment management fees is consistent with the decrease in lease revenue as described above.

Depreciation and Amortization Expense

Depreciation and amortization expenses consist of depreciation on equipment and amortization of equipment acquisition fees. These expenses decreased to approximately $151,000 for the three months ended September 30, 2018, from approximately $193,000 for the three months ended September 30, 2017. This decrease was due to the higher frequency in the termination of leases and equipment being fully depreciated as compared to the acquisition of new leases for the three months ended September 30, 2018.

Net Loss

For the three months ended September 30, 2018, we recognized revenue of approximately $215,000 and expenses of approximately $261,000, resulting in net loss of approximately $46,000.  For the three months ended September 30, 2017, we recognized revenue of approximately $259,000 and expenses of approximately $331,000, resulting in net loss of approximately $71,000.  This change in net loss is due to the changes in revenue and expenses as described above.

Nine Months Ended September 30, 2018 compared to Nine Months Ended September 30, 2017

Lease Revenue

Our lease revenue decreased to approximately $702,000 for the nine months ended September 30, 2018, from approximately $758,000 for the nine months ended September 30, 2017.  The Partnership had 53 active operating leases for both the nine months ended September 30, 2018 and 2017.  Overall lease revenue decreased while the overall number of active leases remained unchanged. This decrease in lease revenue is primarily due to the termination of existing lease agreements with higher rental rates. Management expects to add new leases to the Partnership’s portfolio throughout 2018, primarily through debt financing.

Sale of Equipment

We sold equipment, held under operating leases, with net book value of approximately $8,000 for a net gain of approximately $31,000 for the nine months ended September 30, 2018.  This compares to the nine months ended September 30, 2017, when the Partnership sold equipment, held under operating leases, with net book value of approximately $29,000 for a net loss of approximately $13,000.

Operating Expenses

Our operating expenses, excluding depreciation, primarily consist of accounting and legal fees, outside service fees and reimbursement of expenses to CCC for administration and operation of the Partnership. These expenses decreased to approximately $310,000 for the nine months ended September 30, 2018, from approximately $331,000 for the nine months ended September 30, 2017. This decrease is primarily attributable to a decrease in IT related accounting expenses of approximately $31,000 and investor relation expenses of approximately $6,000, partially offset by an increase in legal expense of approximately $8,000.

Equipment Management Fees

We pay an equipment management fee to our general partner for managing our equipment portfolio. The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases and approximately 2% of the gross lease revenue attributable to equipment that is subject to direct financing leases. The equipment management fee increased to approximately $36,000 for the nine months ended September 30, 2018 from approximately $39,000 for the nine months ended September 30, 2017.  This decrease is consistent with the overall decrease in lease revenue.

Depreciation and Amortization Expense

Depreciation and amortization expenses consist of depreciation on equipment and amortization of equipment acquisition fees. These expenses decreased to approximately $481,000 for the nine months ended September 30, 2018, from approximately $573,000 for the nine months ended September 30, 2017. This decrease was due to the higher frequency in the termination of leases and equipment being fully depreciated as compared to the acquisition of new leases for the nine months ended September 30, 2018.

Net Loss

For the nine months ended September 30, 2018, we recognized revenue of approximately $734,000 and expenses of approximately $857,000, resulting in a net loss of approximately $123,000.  For the nine months ended September 30, 2017, we recognized revenue of approximately $761,000 and expenses of approximately $989,000 and other income of approximately $24,000, resulting in a net loss of approximately $204,000. This change in net loss is due to the changes in revenue and expenses as described above.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
N/A

Item 4. Controls and Procedures

Our management, under the supervision and with the participation of the General Partner’s Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures related to our reporting and disclosure obligations as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, the General Partner’s Chief Executive Officer and Principal Financial Officer have concluded that, as of September 30, 2018, our disclosure controls and procedures are effective in ensuring that information relating to us which is required to be disclosed in our periodic reports filed or submitted under the Securities Exchange Act of 1934 is (a) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (b) accumulated and communicated to management, including the General Partner’s Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There were no changes in the Partnership’s internal control over financial reporting during the third quarter of 2017 that have materially affected or are reasonably likely to materially affect its internal control over financial reporting.

Part II: OTHER INFORMATION

Item 1. Legal Proceedings

Medshare

In January 2015, CCC, on behalf of the Funds, entered into a Purchase Agreement (“Purchase Agreement”) for the sale of the equipment to Medshare Technologies (“Medshare”) for approximately $3,400,000.  The Partnership’s share of the sale proceeds was approximately $77,000.  As of November 14, 2018, the Partnership has received approximately $61,000 of the approximate $77,000 sale proceeds and has recorded a reserve of $12,000 against the outstanding receivables.  On April 3, 2015 Medshare was obligated to make payment in full and failed to do so.  As a result, Medshare defaulted on its purchase agreement with CCC and was issued a demand letter for full payment of the equipment.  On June 25, 2015, Medshare filed a lawsuit in Texas state court for breach of contract (“State Suit”).  On June 26, 2015, Commonwealth filed a lawsuit in the Northern District of Texas against Medshare seeking payment in full and/or return of the Equipment and damages.

In July 2016, CCC, on behalf of the Funds, entered into a $1,400,000 binding Settlement Agreement (“Settlement Agreement”) with Medshare and its principal owner, Chris Cleary (collectively referred to as “Defendants”), who are held jointly and severally liable for the entire settlement.  On August 2, 2016, the Defendants made payment to CCC of an initial $200,000 to be followed by 24 structured monthly payments of approximately $50,000 per month to begin no later than September 15, 2016.  The Partnership’s share of the Settlement Agreement is approximately $23,000 and is to be applied against the net Medshare receivable of approximately $18,000 as of the settlement date.  The remaining $5,000 will be applied against the $12,000 reserve and recorded as a bad debt recovery.  As of November 14, 2018, the Partnership received approximately $8,000 of the approximate $23,000 settlement agreement which was applied against the net Medshare receivable of approximately $18,000 as of the settlement date.  As Defendant defaulted on settlement agreement, CCC sought and obtained consent judgement from U.S. District Court for Northern District of Texas, Dallas Division on July 27, 2017 in the amount of $1.5 million, less $450,000 previously paid plus $6,757 in attorney fees, both Defendant and Cleary being jointly and severally liable for judgement amount.  The court also vacated the September 21, 2016 settlement dismissal.

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

On July 21, 2017, FINRA reduced the list of 1,840 items totaling $208,000 to a remaining list of 84 items totaling $36,226 (which includes approximately $30,000 of continuing education expenses for personnel providing services to the Funds), and reduced the proposed fine from $100,000 to $50,000, but reaffirmed its position on the bar from the securities industry.  Respondents promptly appealed FINRA’s revised ruling to the SEC. That appeal is pending as of November 14, 2018.  All requested or allowed briefs have been filed with the SEC.  Management believes that whatever final resolution of this may be, it will not result in any material adverse financial impact on the Funds, although a final assurance cannot be provided until the legal matter is resolved.

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

COMMONWEALTH INCOME & GROWTH FUND VII, LP
BY: COMMONWEALTH INCOME & GROWTH FUND, INC., General Partner

November 14, 2018	By: /s/ Kimberly A. Springsteen-Abbott
Date	Kimberly A. Springsteen-Abbott
Chief Executive Officer Commonwealth Income & Growth Fund, Inc.

November 14, 2018	By: /s/ Theodore Cavaliere
Date	Theodore Cavaliere
Vice President, Financial Operations Principal