Form 10-K
period 2018-12-31
Commonwealth Income & Growth Fund VI
filed 2019-04-01
CIK 1351901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED) FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018 or

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
DECEMBER 31, 2018

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

The Partnership’s General Partner is Commonwealth Income & Growth Fund, Inc. (the “General Partner”), a Pennsylvania corporation which is an indirect wholly owned subsidiary of CCC.  CCC is a member of the Institute for Portfolio Alternatives (“IPA”) and the Equipment Leasing and Finance Association (“ELFA”).    The Partnership was originally scheduled to end its operational phase on December 31, 2018. During the year ended December 31, 2018, the operational phase was officially extended to December 31, 2023 through an investor proxy vote. The Partnership is expected to terminate on December 31, 2025.

In order to make a redemption request, Limited Partners will be required to advise the General Partner in writing of such request. Upon receipt of such notification, the Partnership will provide detailed forms and instructions to complete the request. During the years ended December 31, 2018 and 2017, limited partners redeemed 13,142 and 9,930 units, respectively, of the partnership for a total redemption price of approximately $46,383 and $40,000, respectively, in accordance with the terms of the limited partnership agreement.

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

As of December 31, 2018, all equipment purchased by the Partnership is subject to an operating lease or a finance lease. The Partnership may also engage in sale/leaseback transactions, pursuant to which the Partnership would purchase equipment from companies that would then immediately lease the equipment from the Partnership. The Partnership may also purchase equipment which is leased under full payout net leases or sold under conditional sales contracts at the time of acquisition or the Partnership may enter into a full payout net lease or conditional sales contract with a third party when the Partnership acquires an item of equipment.

The Partnership may enter into arrangements with one or more manufacturers pursuant to which the Partnership purchases equipment that has previously been leased directly by the manufacturer to third parties (“vendor leasing agreements”). The Partnership and manufacturers may agree to obtain non-recourse loans from the manufacturers, to finance the acquisition of equipment. Such loans would be secured only by the specific equipment financed and the receivables due to the manufacturers from users of such equipment. It is expected that the manufacturers of equipment will provide maintenance, remarketing and other services for the equipment subject to such agreements. As of December 31, 2018, the Partnership has no such agreements.

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

DIVERSIFICATION

Diversification is generally desirable to minimize the effects of changes in specific industries, local economic conditions or similar risks. However, the extent of the Partnership’s diversification, in the aggregate and within each category of equipment, depends in part upon the financing which can be assumed by the Partnership or borrowed from third parties on satisfactory terms. The Partnership’s policy not to borrow on a recourse basis will further limit its financing options. Diversification also depends on the availability of various types of equipment. For the year ended December 31, 2018, the Partnership has acquired a diversified equipment portfolio, which it has leased to 9 different companies located throughout the United States.

The equipment types comprising the portfolio at December 31, 2018 are as follows:

Equipment Type	Approximate %
Datacom	12%
Desktops - Tier 1/Laptops	8%
Digital Storage	20%
High End Servers	15%
High Volume & Spec Printers	3%
Inventory Control Systems	8%
Multifunction Centers	24%
Servers/Other	10%
Total	100%

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

The Partnership’s policy is to generally enter into “triple net leases” (or the equivalent, in the case of a conditional sales contract) which typically provide that the lessee or some other party bear the risk of physical loss of the equipment; pay taxes relating to the lease or use of the equipment; maintain the equipment; indemnify the Partnership-lessor against any liability suffered by the Partnership as the result of any act or omission of the lessee or its agents; maintain casualty insurance in an amount equal to the greater of the full value of the equipment and a specified amount set forth in the lease; and maintain liability insurance naming the Partnership as an additional insured with a minimum coverage which the General Partner deems appropriate. In addition, the Partnership may purchase “umbrella” insurance policies to cover excess liability and casualty losses, to the extent deemed practicable and advisable by the General Partner. As of December 31, 2018, all leases that have been entered into are “triple net leases.”

The terms and conditions of the Partnership’s leases, or conditional sales contracts, are each determined by negotiation and may impose substantial obligations upon the Partnership. Where the Partnership assumes maintenance or service obligations, the General Partner generally causes the Partnership to enter into separate maintenance or service agreements with manufacturers or certified maintenance organizations to provide such services. Such agreements generally require annual or more frequent adjustment of service fees. As of December 31, 2018, the Partnership has not entered into any such agreements.

Remarketing fees will be paid to the leasing companies from which the Partnership purchases leases. These are fees that are earned by the leasing companies when the initial terms of the lease have been met. The General Partner believes that this strategy adds value since it entices the leasing company to remain actively involved with the lessees and encourages potential extensions, remarketing or sale of equipment. This strategy is designed to minimize any conflicts the leasing company may have with a new lessee and may assist in maximizing overall portfolio performance. The remarketing fee is tied into lease performance thresholds and is a factor in the negotiation of the fee. Remarketing fees incurred in connection with lease extensions are accounted for as operating costs. Remarketing fees incurred in connection with the sale of equipment are included in the gain or loss calculations. For the years ended December 31, 2018 and 2017, approximately $0 and $0 of remarketing fees were incurred, respectively. For the years ended December 31, 2018 and 2017, there were no remarketing fees paid with cash and/or netted against receivables due from such parties.

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

BORROWING POLICIES

The General Partner, at its discretion, may cause the Partnership to incur debt in the maximum aggregate amount of 30% of the aggregate cost of the equipment owned by the Partnership, or subject to conditional sales contracts. The Partnership will incur only non-recourse debt that is secured by equipment and lease income therefrom. Such leveraging permits the Partnership to increase the aggregate amount of its depreciable assets, and, as a result, potentially increases both its lease revenues and its federal income tax deductions above the levels that would be achieved without leveraging. There is no limit on the amount of debt that may be incurred in connection with the acquisition of any single item of equipment. Any debt incurred is fully amortized over the term of the initial lease or conditional sales contract to which the equipment securing the debt is subject. The precise amount borrowed by the Partnership depends on a number of factors, including the types of equipment acquired by the Partnership; the creditworthiness of the lessee; the availability of suitable financing; and prevailing interest rates. There can be no assurance that credit will be available to the Partnership in the amount or at the time desired or on terms considered reasonable by the General Partner. As of December 31, 2018, the Partnership’s aggregate nonrecourse outstanding debt of approximately $554,000 was approximately 11.3% of the aggregate cost of the equipment owned, with a carrying value of approximately $863,000 and are nonrecourse liabilities of the Partnership.

The Partnership may purchase some items of equipment without leverage. If the Partnership purchases an item of equipment without leverage and thereafter suitable financing becomes available, it may then obtain the financing, secure the financing with the purchased equipment and invest any proceeds from such financing in additional items of equipment. Any such financing will be on terms consistent with the terms applicable to borrowings generally. During 2018, the Partnership did not enter into any such agreements.

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

Loan agreements may also require that the Partnership maintain certain reserves or compensating balances and may impose other obligations upon the Partnership. Moreover, since a significant portion of the Partnership’s revenues from the leasing of equipment will be reserved for repayment of debt, the use of financing reduces the cash, which might otherwise be available for distributions until the debt has been repaid and may reduce the Partnership’s cash flow over a substantial portion of the Partnership’s operating life. As of December 31, 2018 the Partnership had not entered into any such agreements.

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

REFINANCING POLICIES

Subject to the limitations set forth in “Borrowing Policies” above, the Partnership may refinance its debt from time to time. With respect to a particular item of equipment, the General Partner will take into consideration such factors as the amount of appreciation in value, if any, to be realized, the possible risks of continued ownership, and the anticipated advantages to be obtained for the Partnership, as compared to selling such equipment. As of December 31, 2018, the Partnership has not entered into any debt refinancing transactions.

Refinancing, if achievable, may permit the Partnership to retain an item of equipment and at the same time to generate additional funds for reinvestment in additional equipment or for distribution to the Limited Partners.

LIQUIDATION POLICIES

The General Partner intends to cause the Partnership to begin the liquidation phase approximately 10 years after commencement of operations. Notwithstanding the Partnership’s objective to sell all of its assets and dissolve by December 31, 2018, the General Partner may cause the Partnership to dispose of all its equipment and dissolve the Partnership sooner, if warranted by economic conditions. The Partnership was originally scheduled to end its operational phase on December 31, 2018. During the year ended December 31, 2018, the operational phase was officially extended to December 31, 2023 through an investor proxy vote. The Partnership is expected to terminate on December 31, 2025.

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

For the period January 1, 2018 through April 1, 2019, the Partnership has not purchased, nor has made the commitment to purchase equipment.

Lessee	Equipment Category	Purchased Term	Pro-rated Purchase Price
Cummins Inc.	Small IBM Servers	12	$38,798.54
Cummins Inc.	High Vol & Spec Printers	36	$26,780.00
Hofstra University	Desktops – Tier 1	36	$25,293.65

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

EMPLOYEES

The Partnership had no employees during 2018 and received administrative and other services from a related party, CCC, which had 34 employees as of December 31, 2018.

ITEM 1A: RISK FACTORS

NOT APPLICABLE

ITEM 1B: UNRESOLVED STAFF COMMENTS

NONE

ITEM 2: PROPERTIES

NONE

ITEM 3: LEGAL PROCEEDINGS

Medshare

In January 2015, CCC, on behalf of the Funds, entered into a Purchase Agreement (“Purchase Agreement”) for the sale of the equipment to Medshare Technologies (“Medshare”) for approximately $3,400,000. The Partnership’s share of the sale proceeds was approximately $77,000. As of April 1, 2019, the Partnership has received approximately $62,000 of the approximate $77,000 sale proceeds and has recorded a reserve against the outstanding receivable of approximately $12,000. On April 3, 2015 Medshare was obligated to make payment in full and failed to do so. As a result, Medshare defaulted on its purchase agreement with CCC and was issued a demand letter for full payment of the equipment. On June 25, 2015, Medshare filed a lawsuit in Texas state court for breach of contract (“State Suit”). On June 26, 2015, Commonwealth filed a lawsuit in the Northern District of Texas against Medshare seeking payment in full and/or return of the Equipment and damages.

In July 2016, CCC, on behalf of the Funds, entered into a $1,400,000 binding Settlement Agreement (“Settlement Agreement”) with Medshare and its principal owner, Chris Cleary (collectively referred to as “Defendants”), who are held jointly and severally liable for the entire settlement. On August 2, 2016, the Defendants made payment to CCC of an initial $200,000 to be followed by 24 structured monthly payments of approximately $50,000 per month to begin no later than September 15, 2016. The Partnership’s share of the Settlement Agreement is approximately $23,000 and is to be applied against the net Medshare receivable of approximately $18,000 as of the settlement date. The remaining $5,000 will be applied against the $12,000 reserve and recorded as a bad debt recovery. As of April 1, 2019, the Partnership received approximately $9,000 of the approximate $23,000 settlement agreement which was applied against the net Medshare receivable of approximately $18,000 as of the settlement date. As Defendant defaulted on settlement agreement, CCC sought and obtained consent judgement from U.S. District Court for Northern District of Texas, Dallas Division on July 27, 2017 in the amount of $1.5 million, less $450,000 previously paid plus $6,757 in attorney fees, both Defendant and Cleary being jointly and severally liable for judgement amount. The court also vacated the September 21, 2016 settlement dismissal.

On July 27, 2017 Defendant filed Chapter 11 in Northern District of Texas Dallas Division.  On July 26, 2017 Legacy Texas Bank, a secured creditor of the Defendant filed for a TRO in the U.S. District Court of the Northern District of Texas, Dallas Division.  Included with the TRO filing was a request for appointment of trustee for operation of Defendant, which was granted and the case converted to Chapter 7. On December 18, 2018 the Bankruptcy Court entered final order and issued its last payment to CCC in March 2019 of approximately $43,000, of which the Partnership’s share was approximately $700.  Although the trustee’s final distribution to Commonwealth did not fully satisfy the judgment, recovery may still be pursued directly against Cleary. As such, management believes that the foregoing will not result in any adverse financial impact on the Funds, but no assurance can be provided until the proceedings are resolved.

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

On July 21, 2017, FINRA reduced the list of 1,840 items totaling $208,000 to a remaining list of 84 items totaling $36,226 (which includes approximately $30,000 of continuing education expenses for personnel providing services to the Funds), and reduced the proposed fine from $100,000 to $50,000, but reaffirmed its position on the bar from the securities industry.  Respondents promptly appealed FINRA’s revised ruling to the SEC. That appeal is pending as of April 1, 2019.  All requested or allowed briefs have been filed with the SEC.  Management believes that whatever final resolution of this may be, it will not result in any material adverse financial impact on the Funds, although, a final assurance cannot be provided until the legal matter is resolved.

ITEM 4: MINE SAFETY DISCLOSURES

NOT APPLICABLE

PART II

ITEM 5:
MARKET FOR THE REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no public market for the units nor is it anticipated that one will develop. As of December 31, 2018, there were 1,087 holders of units. The Units are not listed on any exchange or permitted to trade on any over-the-counter market. In addition, there are substantial restrictions on the transferability of units.

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

In order to make a redemption request, Limited Partners will be required to advise the General Partner in writing of such request. Upon receipt of such notification, the Partnership will provide detailed forms and instructions to complete the request. During the years ended December 31, 2018 and 2017, limited partners redeemed 13,142 and 9,930 units, respectively, of the partnership for a total redemption price of approximately $46,383 and $40,000, respectively, in accordance with the terms of the limited partnership agreement.

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

Distributions in the following amounts declared to the Limited Partners for the years ended December 31, 2018 and 2017 were as follows:

Quarter Ended	2018	2017
March 31	$-	$37,713
June 30	-	-
September 30	-	-
December 31	-	-
	$-	$37,713

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

The Equipment Leasing and Finance Association’s (ELFA) Monthly Leasing and Finance Index (MLFI-25), which reports economic activity from 25 companies representing a cross section of the $1 trillion equipment finance sector, showed their overall new business volume for January was $7.2 billion, up 4% year-over-year from new business volume in January 2018. Volume was down 43% month-to-month from $12.7 billion in December, following the typical end-of-quarter, end-of-year spike in new business activity. Receivables over 30 days were 1.7%, unchanged from the previous month and down from 1.9% the same period in 2018. Charge-offs were 0.35%, down from 0.55% the previous month, and virtually unchanged from the year-earlier period. Credit approvals totaled 76.1% in January, down from 77.9% in December. Total headcount for equipment finance companies was flat year over year. Separately, the Equipment Leasing & Finance Foundation’s Monthly Confidence Index (MCI-EFI) in February is 56.7, up from the January index of 53.4. ELFA President and CEO Ralph Petta said, “2019 gets off to a strong start in the equipment finance industry, with new business volume increasing 4% over the same period last year. Credit quality is stable. Business owners continue to expand their operations and acquire productive assets, even as interest rates edge up ever so slightly, with the Fed signaling a cautious wait-and-see posture for additional interest rate hikes this year.” Dave B. Fate, President and CEO, Stonebriar Commercial Finance, said, “The equipment finance industry remains robust with steady to improving metrics as we start the new year. Multiple factors contributed to an overall positive impact in the markets, including continued strong reported corporate earnings, record low unemployment, strong retail sales, trade talks moving forward in a positive fashion and the Federal Reserve’s significant change in tone. Stonebriar Commercial Finance had its fourth consecutive year since inception of record earnings, originations and no delinquency or credit losses. We enter 2019 with over $1 billion of new business volume in various stages in our pipeline. We remain bullish about the prospects in our industry for 2019.”

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

Revenue Recognition

For the year ended December 31, 2018, the Partnership’s lease portfolio consisted of operating leases. For operating leases, lease revenue is recognized on a straight-line basis in accordance with the terms of the lease agreement.

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

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of cash for the year ended December 31, 2018 were cash provided from net proceeds from the sale of equipment of approximately $66,000 and payments from finance leases of approximately $5,000. Our primary sources of cash for the year ended December 31, 2017 were cash provided by operating activities of approximately $57,000, net proceeds from the sale of equipment of approximately $31,000 and payments from finance leases of approximately $39,000.

Our primary uses of cash for the year ended December 31, 2018 were limited partner redemptions of approximately $46,000, capital expenditures of approximately $19,000. Our primary uses of cash for the year ended December 31, 2017 were for the distribution to partners of approximately $126,000, limited partner redemptions of approximately $40,000, capital expenditures of approximately $219,000 and equipment acquisition fees paid to the General Partner of approximately $43,000.

For the years ended December 31, 2018 and 2017, depreciation and amortization expenses were approximately $625,000 and $759,000, respectively. Other noncash activities included in the determination of net income for the years ended December 31, 2018 and 2017 were direct payments of lease income by lessees to banks of approximately $446,000 and $509,000, respectively.

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

At December 31, 2018, cash was held in an account maintained at one financial institution with an aggregate balance of approximately $17,000. Bank accounts are federally insured up to $250,000 by the FDIC. At December 31, 2018 and 2017, the aggregate cash balances were approximately as follows:

Balance at December 31	2018	2017
Total bank balance	$17,000	$27,000
FDIC insured	(17,000)	(27,000)
Uninsured amount	$-	$-

The Partnership believes it mitigates the risk of holding uninsured deposits by only depositing funds with major financial institutions. The Partnership has not experienced any losses in our accounts, and believes it is not exposed to any significant credit risk. The amounts in such accounts will fluctuate throughout 2019 due to many factors, including the pace of cash receipts, equipment acquisitions, interest rates and distributions to limited partners.
The amount in money market accounts, and therefore the interest income therefrom, will fluctuate throughout 2018 due to many factors, including the pace of equipment acquisitions, distributions and changes in interest rates.

As of December 31, 2018, we had future minimum rentals on non-cancellable operating leases of approximately $486,000 for 2019 and approximately $161,000 thereafter. These amounts represent scheduled payments on existing leases only, and do not include expected future revenues on leases that we have not yet entered as of December 31, 2018.

As of December 31, 2018, we did not have any future minimum rentals on non-cancellable finance leases outstanding.

The balance of our non-recourse debt at December 31, 2018 was approximately $554,000 with interest rates ranging from 1.8% to 6.66% which is payable through August 2021. We assumed debt in connection with the purchase of equipment of approximately $147,000 during 2018. Non-recourse debt leases will not generate current cash flow because the rental payments received from these leases are used to service the indebtedness associated with acquiring or financing the lease. For these leases, we anticipate that the equipment will generate income to the investor either through an extension of the lease term or from the sale of the equipment at the end of the lease term. Management does not expect significant interest rate increases to take place during 2019, and therefore expects our cost of nonrecourse borrowing to remain steady over the next 12 months.

CCC, on behalf of the Partnership and on behalf of other affiliated partnerships, acquires equipment subject to associated debt obligations and lease agreements and allocates a participation in the cost, debt and lease revenue to the various partnerships based on certain risk factors. The Partnership’s share of the cost of the equipment in which it participates with other partnerships at December 31, 2018 was approximately $4,774,000 and is included in the Partnership’s equipment on its balance sheet. The total cost of the equipment shared by the Partnership with other partnerships at December 31, 2018 was approximately $13,440,000. The Partnership’s share of the outstanding debt associated with this equipment at December 31, 2018 was approximately $197,000 and is included in the Partnership’s notes payable on its balance sheet. The total outstanding debt related to the equipment shared by the Partnership at December 31, 2018 was approximately $1,701,000.

As the Partnership and the other programs managed by the General Partner increase their overall portfolio size, opportunities for shared participation are expected to continue. Sharing in the acquisition of a lease portfolio gives the Partnership an opportunity to acquire additional assets and revenue streams, while allowing the Partnership to remain diversified and reducing its overall risk with respect to one portfolio. Thus, total shared equipment and related debt should continue throughout 2019 as the Partnership continues to acquire equipment for its portfolio.

Our cash flow from operations is expected to continue to be adequate to cover all operating expenses, liabilities, and distributions to limited partners during the next 12-month period. If available cash flow or net disposition proceeds are insufficient to cover our expenses and liabilities on a short and long term basis, we will attempt to obtain additional funds by disposing of or refinancing equipment, or by borrowing within its permissible limits. During the years ended December 31, 2018 and 2017, the Partnership declared cash distributions to limited partners of approximately $0 and $37,000, respectively. The General Partner will continue to reassess the funding of limited partner distributions throughout 2019.

RESULTS FROM OPERATIONS

For the year ended December 31, 2018, we recognized revenue of approximately $948,000, expenses of approximately $1,090,000, resulting in a net loss of approximately $142,000. For the year ended December 31, 2017, we recognized revenue of approximately $1,027,000, expenses of approximately $1,318,000 and other income of approximately $24,000, resulting in a net loss of approximately $267,000. We have 54 active operating leases that generated lease revenue of approximately $890,000 during 2018 as compared to 59 active operating leases that generated lease revenue of approximately $1,025,000 during 2017. This decrease in lease revenue is primarily due to the acquisition of fewer leases at higher rental rates. Management expects to add new leases to the Partnership’s portfolio throughout 2019, primarily through debt financing.

The Partnership’s equipment portfolio consists primarily of approximately 10% server/other, 24% multifunction centers, 15% high end servers, 20% digital storage, 8% desk/laptop computers produced by various manufacturers, 12% Datacom and 10% other various. The General Partner continuously monitors and seeks to decrease the concentration of equipment by type to diversify the equipment portfolio and potentially reduce the overall risk to the investor. For the year ended December 31, 2018, the Partnership had a total of five lessees that accounted for lease revenue of 10% or greater which are ranked as follows: 25%; 22%; 19%; 15%; and 10%. For the year ended December 31, 2017, the Partnership had a total of six lessees that accounted for lease revenue of 10% or greater which are ranked as follows: 27%; 18%; 16%; 12%; 10%; and 10%.

For the year ended December 31, 2018, operating expenses, excluding depreciation and amortization, primarily consist of accounting and legal fees, outside service fees and reimbursement of expenses to CCC for administration and operation of the Partnership. These expenses decreased to approximately $381,000 during 2018 from approximately $450,000 in 2017. This decline is primarily attributable to a decrease in accounting fees of approximately $26,000, Other LP expense of approximately $12,000, legal fees of approximately $10,000 and PM bonuses of approximately $8,000.

We pay an equipment management fee to our general partner for managing our equipment portfolio. The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases and 2% of the gross lease revenue attributable to equipment that is subject to finance leases. For the year ended December 31, 2018 the equipment management fee decreased to approximately $45,000 from approximately $52,000 for the year ended December 31, 2017 which is consistent with the increase in lease revenue.

Depreciation and amortization expenses consist of depreciation on equipment and amortization of equipment acquisition fees. For the years ended December 31, 2018 and 2017 these expenses were approximately $625,000 and $759,000, respectively. This decrease was due to the higher frequency in the termination of leases and equipment being fully depreciated as compared to the acquisition of new leases for the year ended December 31, 2018. For the years ended December 31, 2018 and 2017, the Partnership recognized gain of approximately $57,000 and loss of approximately $7,000 related to the sale of equipment, respectively. The 2018 gain on sale of equipment is primarily due to an increase in the number of equipment dispositions.

For the years ended December 31, 2018 and 2017, net loss was approximately $142,000 and $267,000, respectively. The changes in income were attributable to the changes in revenue and expenses as discussed above.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

NOT APPLICABLE

ITEM 8: FINANCIAL STATEMENTS

Our financial statements for the fiscal years ended December 31, 2018 and 2017, and the reports thereon of the independent registered public accounting firm are included in this annual report.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE

ITEM 9A: CONTROLS AND PROCEDURES

Our management, under the supervision and with the participation of the General Partner’s chief executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures related to our reporting and disclosure obligations as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, the chief executive officer and principal financial officer have concluded that, as of December 31, 2018, our disclosure controls and procedures are effective in ensuring that information relating to us, which is required to be disclosed in our periodic reports filed or submitted under the Securities Exchange Act of 1934 is (a) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (b) accumulated and communicated to management, including the chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Partnership’s internal control over financial reporting at December 31, 2018. Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO)”. Management’s assessment included an evaluation of the design of the Partnership’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the board of directors.

Based on our assessment, management determined that, at December 31, 2018, the Partnership maintained effective internal control over financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. This annual report does not include an attestation report of the company's registered independent public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Partnership’s registered independent public accounting firm pursuant to final rule of the Securities and Exchange Commission that permit the Partnership to provide only management's report in this annual report.

Changes in Internal Controls

There were no changes in the Partnership’s internal control over financial reporting during the fourth quarter of 2018 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Procedure for December 31, 2018 Fund Valuation

The Fund valuation for December 31, 2018 for Commonwealth Capital Corp. was accomplished by using spreadsheet and lease contract data provided by Commonwealth for the Funds with the following additional data and updates added to each Fund spreadsheet:

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

Commonwealth Income and Growth Fund VI, Unit Valuation

The General Partner’s estimated per unit value at December 31, 2018 as determined, and derived under the guidelines of the Appraised Value Methodology, and pursuant to the above specific enumerated component valuation methodologies and calculations is $1.89.

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

The directors and officers of the General Partner and key employees of CCC and its subsidiary Commonwealth Capital Securities Corp. ("CCSC"), are as follows:

NAME	TITLE
Kimberly A. Springsteen-Abbott	Chairman of the Board; Chief Executive Officer and Chief Compliance Officer of CCC, and CIGF, Inc.

Henry J. Abbott	Director of CCC, CCSC & CIGF, Inc.; Chief Executive Officer and Chairman of CCSC; President of CCC and CIGF, Inc.

Jay Dugan	Executive Vice President and Chief Technology Officer and Director of CCC; Senior Vice President and Chief Technology Officer of CIGF, Inc.

Peter Daley	Director of CCC and CIGF, Inc.

James Pruett	Compliance Officer of CCC & CIGF, Inc.; Senior Vice President of CCC, CCSC and CIGF, Inc.; Secretary to the Board of Directors of CCC; Chief Compliance Officer and Director of CCSC

Mark Hershenson	Senior Vice President and Broker-Dealer Relations Manager of CCC, CCSC and CIGF, Inc.

David W. Riggleman	Senior Vice President and Portfolio Manager of CCC and CIGF, Inc.

Brian Doster	Vice President and General Counsel of CCC, CCSC and CIGF, Inc.

Kimberly A. Springsteen-Abbott, age 60, joined Commonwealth in April 1997 as a founding registered principal and Chief Compliance Officer of its broker/dealer, Commonwealth Capital Securities Corp. Ms. Springsteen-Abbott is the Chief Executive Officer and Chairman of the Board of Directors of Commonwealth Capital Corp. (the parent corporation); and Commonwealth Income & Growth Fund, Inc. (the General Partner), positions she has held since April 2006. Ms. Springsteen-Abbott is responsible for general operations of the equipment leasing/portfolio management side of the business. Ms. Springsteen-Abbott oversees all CCC operations. Ms. Springsteen-Abbott oversees all corporate daily operations and training, as well as develops long-term corporate growth strategies. Ms. Springsteen-Abbott has over 27 years of experience in the financial services industry, specifically in the real estate, energy and leasing sectors of alternative investments. Ms. Springsteen-Abbott is the sole shareholder of Commonwealth Capital Corp. Ms. Springsteen-Abbott was elected to the Board of Directors of the parent corporation in 1997 and has also served as its Executive Vice President and COO. Also in 1997, she founded Commonwealth Capital Securities Corp., where she was elected to the Board of Directors and appointed President, COO and Chief Compliance Officer. Her responsibilities included business strategy, product development, broker/dealer relations development, due diligence, and compliance. From 1980 through 1997, Ms. Springsteen-Abbott was employed with Wheat First Butcher Singer, a regional broker/dealer located in Richmond, Virginia. At Wheat, she served as Senior Vice President & Marketing Manager for the Alternative Investments Division. Ms. Springsteen-Abbott holds her FINRA Series 7, 63 and 39 licenses. She is a member of the Equipment Leasing and Finance Association, REISA, the Financial Planners Association, the National Association of Equipment Leasing Brokers and has served on the Board of Trustees for the Investment Program Association. Ms. Springsteen-Abbott is a member of the Executive Committee and the Disaster Recovery Committee. Ms. Springsteen-Abbott is the wife of Henry J. Abbott.

Henry J. Abbott, age 69, joined Commonwealth in August 1998 as a Portfolio Manager, a position he held until April 2006, at which time he was elected President of CCC and CIGF, Inc., Chief Executive Officer & Chairman of CCSC, and Director of CCC and its affiliates. Mr. Abbott is a registered principal of the broker/dealer. Mr. Abbott is responsible for lease acquisitions, equipment dispositions and portfolio review. Additionally, Mr. Abbott is also responsible for oversight of residual valuation, due diligence, equipment inspections, negotiating renewal and purchase options and remarketing off-lease equipment. Mr. Abbott serves as senior member on the Disaster Recovery Committee and the Facilities Committee, and was appointed to the Executive Committee in 2008. Prior to Commonwealth, Mr. Abbott has been active in the commercial lending industry, working primarily on asset-backed transactions for more than 30 years. Mr. Abbott attended St. John’s University and holds his FINRA Series 7, 63 and 24 licenses. Mr. Abbott was a founding partner of Westwood Capital LLC in New York, a Senior Vice President for IBJ Schroeder Leasing Corporation and has managed a group specializing in the provision of operating lease finance programs in the high technology sector. Mr. Abbott brings extensive knowledge and experience in leasing and has managed over $1.5 billion of secured transactions. Mr. Abbott is a member of the Equipment Leasing and Finance Association, the National Association of Equipment Leasing Brokers, REISA and the Investment Program Association. Mr. Abbott is a member of the executive committee and the Disaster Recovery Committee.  Mr. Abbott is the husband of Kimberly A. Springsteen-Abbott.

Jay Dugan, age 71, joined Commonwealth in 2002 as Assistant Vice President and Network Administrator, and became a Vice President in December 2002, Senior Vice President in December 2003, and has been Executive Vice President and Chief Technology Officer of the parent and its affiliates since December 2004. Mr. Dugan has also been a director of CCC and CIGF, Inc. since June 2006. Mr. Dugan is responsible for the information technology vision, security, operation and ongoing development, including network configurations, protection of corporate assets and maximizing security and efficiency of information flow. Prior to Commonwealth, Mr. Dugan founded First Securities USA, a FINRA member firm, in 1988 and operated that firm through 1998. From 1999 until 2002, Mr. Dugan was an independent due diligence consultant until he came to Commonwealth to develop that area of the firm. Mr. Dugan attended St. Petersburg College and holds an AS Degree in Computer Networking Technology. Mr. Dugan is a Microsoft Certified Systems Engineer, Microsoft Certified Database Administrator and Comp-Tia Certified Computer Technician. Mr. Dugan is a senior member of the Disaster Recovery Committee, as well as oversight member of the Website Committee.

Peter Daley, age 79, joined Commonwealth in June 2006 as a director. Mr. Daley is an Accredited Senior Appraiser for the discipline of Machinery and Equipment with a specialty in High-Technology for the valuation of computer equipment. Mr. Daley has been in the computer business since 1965, first with IBM as a computer broker/lessor and then with Daley Marketing Corporation (DMC), a firm he founded in July 1980 to publish reports about computer equipment, including “Market Value Reports” and “Residual Value Reports.” In January 2001 Mr. Daley acquired Computer Economics, merged DMC into CEI and in April 2005 sold the IT Management Company and created a new company focused on the fair market value business. Additionally, Mr. Daley remains President of DMC Consulting Group, a separate company that specializes in writing Appraisals, Portfolio Analysis and Property Tax Valuation from Fair Market Value to Residual Value valuations. Mr. Daley has developed a database of “Fair Market Value” equipment values from 1980 to the present, utilizing a variety of reports and publications along with the DMC and CEI Market Value Reports. This database has been successfully used in the valuation of computer equipment in the settlement of a number of Virginia tax cases. He has also previously testified in California, Minnesota, Michigan, New York, and the Virginia Courts as an expert in the field of valuation of computer equipment. Mr. Daley has a full repertoire of lectures, seminars, presentations, and publications that he has conceived and shared with the public. From 1994 to the present he has been writing computer appraisals and reports for Fortune 500 companies. From April 2005 to the present as president of DMC Valuations Group, Mr. Daley has been publishing, both on the web and in print, fair market values, residual values, and manufacturer’s price lists to existing valuation clients around the world. Mr. Daley graduated from Pepperdine University in 1991 with a Masters of Business Administration, and from Cal State Northridge with a Bachelor of Science in Business Administration in 1965. Mr. Daley is also an Accredited Senior Appraiser with the American Society of Appraisers.

James Pruett, age 54, joined Commonwealth in 2002 as an Executive Assistant. Mr. Pruett was named Assistant Vice President and a Compliance Associate in February 2005, Vice President and Compliance Manager in December 2005, Senior Vice President and Compliance Officer of the parent and its affiliates in December 2007 and since August 2016 has served as Senior Vice President, Chief Compliance Officer and Director of CCSC. Mr. Pruett was also named Secretary to the parent’s board of directors in December 2008. Mr. Pruett is responsible for management of regulatory policies and procedures, assisting in compliance internal audit, associate regulatory filings, broker/dealer registrations, state and broker/dealer financial regulatory reporting requirements. Mr. Pruett assists in the management of shareholder records and updates. Mr. Pruett is a member of the Website Committee and the Disaster Recovery Committee. Mr. Pruett holds his FINRA Series 22, 63 and 39 licenses. Prior to joining Commonwealth, Mr. Pruett served as Managing Editor/Associate Publisher for Caliber Entertainment, a publishing and entertainment licensing company. Mr. Pruett’s responsibilities included oversight of production of publishing library, as well as serving as Editor-in-Chief for all publications and additionally served as Media Relations Liaison. Mr. Pruett is a member of the Equipment Leasing and Finance Association and the Investment Program Association.

Mark Hershenson, age 54, joined Commonwealth in April 2002 as Broker Services Manager and has served as Senior Vice President and Broker Dealer Relations Manager of the parent and its affiliates since December 2007. Mr. Hershenson is responsible for management of all broker/dealer relationships, and over-sees the Due Diligence, Marketing, and Broker Services Departments. Prior to Commonwealth, Mr. Hershenson served as part of a financial planning practice at American United Life from 1999 through 2002. He has written a book for the Florida Insurance Commissioner on how to sell insurance products. Additionally, in 1991 through 1998, Mr. Hershenson served as sales trainer at MetLife for over 100 registered representatives. Mr. Hershenson attended Stonehill College and holds a Bachelor’s degree in Psychology, with a concentration in Marketing/Organizational Behaviorism and engaged in Master’s level coursework in Financial Planning though American College. He holds his FINRA Series 6, 7, 39 and 63 licenses. Mr. Hershenson is a member of the Equipment Leasing and Finance Association and the Investment Program Association.

David W. Riggleman, age 57, joined Commonwealth in July 2007 as a Business Development Specialist and was named Assistant Vice President in December 2007, Portfolio Manager in June 2008 and as a Vice President of CCC and CIGF, Inc. in December 2008. He was named Senior Vice President of CCC and CIGF, Inc. in December of 2010. Mr. Riggleman is responsible for lease acquisitions, equipment research and evaluation, lease pricing, portfolio analysis, and asset remarketing and disposition. Prior to joining Commonwealth, Mr. Riggleman served from January 2005 to July 2007 as Vice President, Investments for Raymond James and Associates in Cumberland, Maryland. At Raymond James, he served as a Branch Owner in the Advisor Select Program. He managed branch associates in addition to managing private client accounts with more than $75 million in assets under management. From July 1994 to December 2004, Mr. Riggleman was Vice President, Investments and Branch Manager at Legg Mason. While there, he opened and managed a branch while also managing private client and institutional assets with assets under management of more than $65 million. He served as a member of Legg Mason President’s Council in 1998 and served consecutive terms as member of Legg Mason’s Financial Services Advisory Panel in 1999 and 2000. From January 1987 to June 1994, he was Vice President, Investments of Wheat First Securities, where he managed private client and institutional assets totaling more than $40 million. Mr. Riggleman studied Economics at the University of Richmond, and also Business Administration at Frostburg State University.

Brian Doster, age 59, joined Commonwealth Capital Corp. in February 2017. Mr. Doster is responsible for all legal functions including Federal, State and local compliance, dispute management, transactional documentation and enforcement and general legal matters. Prior to joining Commonwealth, Mr. Doster was SVP and General Counsel for Checkers Drive-In Restaurants, Inc. in Tampa, FL (1999 – 2014). Mr. Doster oversaw all legal needs of Checkers during both its public and private ownership, including oversight of domestic and international franchising. Prior to Checkers Mr. Doster served as General Counsel for Amoco Corporation in Chicago, IL (1985 – 1999). Mr. Doster provided for the legal needs of its many subsidiaries, including Amoco Oil Company and as GC and Secretary for Omega Oil Company and Whale Oil, Inc. Mr. Doster obtained his J.D. from the University of Baltimore and BS from Towson University. Mr. Doster is past President and continues to serve as director of Tampa Family Health Clinics, Inc. and is a past Baldridge Examiner.

Lynn A. Whatley, Effective on October 31, 2018, Lynn A. Whatley resigned as:

●
Chief Operating Officer and Executive Vice President of the Issuer, the Issuer’s General Partner, Commonwealth Income & Growth Fund Inc. and the Issuer’s Sponsor, Commonwealth Capital Corp.
●
Chief Operating Officer, Senior Vice President and Director of the Issuer’s Broker/Dealer and the fund’s Dealer-Manager, Commonwealth Capital Securities Corp.

Ms. Whatley cited personal reasons for her resignation

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

ENTITY RECEIVING COMPENSATION	TYPE OF COMPENSATION	AMOUNT INCURRED DURING 2018	AMOUNT INCURRED DURING 2017

	OPERATIONAL AND SALE OR LIQUIDATION STAGES

The General Partner and its Affiliates
Equipment Acquisition Fee. The General Partner earned an equipment acquisition fee of 4% of the purchase price of each item of equipment purchased as compensation for the negotiation of the acquisition of the equipment and lease thereof or sale under a conditional sales contract.  For the year ended December 31, 2018, equipment acquisition fees earned by the General Partner for operating and finance leases were approximately $4,000 and $0, respectively. For the year ended December 31, 2017, equipment acquisition fees earned by the General Partner for operating and finance leases was approximately $42,000 and $0, respectively.
		$4,000	$42,000
The General Partner	Reimbursable Expenses. The General Partner and its affiliates are entitled to reimbursement by the Partnership for the cost of goods, supplies or services obtained and used by the general partner in connection with the administration and operation of the partnership from third parties unaffiliated with the General Partner. The amounts set forth on this table do not include expenses incurred in the offering of units. For the years ended December 31, 2018 and 2017, the Partnership was charged approximately $142,000 and $154,000 in other LP expense, respectively.	$397,000	$420,000
The General Partner	Debt Placement Fee. As compensation for arranging term debt to finance the acquisition of equipment to the Partnership, a fee equal to one percent of such indebtedness; provided, however, that such fee shall be reduced to the extent the Partnership incurs such fees to third parties unaffiliated with the General Partner or the lender, with respect to such indebtedness. No such fee will be paid with respect to borrowings from the general partner or its affiliates.	$1,000	$8,000
The General Partner	Equipment Management Fee. A monthly fee equal to the lesser of (a) the fees which would be charged by an independent third party in the same geographic market for similar services and similar equipment or (b) the sum of (i) two percent of the gross lease revenues attributable to equipment subject to full payout net leases which contain net lease provisions and (ii) five percent of the gross lease revenues attributable to equipment subject to operating leases and (iii) two percent of the gross lease revenues attributable to equipment subject to finance leases.	$45,000	$52,000
The General Partner
Equipment Liquidation Fee. With respect to each item of equipment sold by the general partner, a fee equal to the lesser of (i) 50% of the competitive equipment sale commission or (ii) three percent of the sales price for such equipment. The payment of this fee is subordinated to the receipt by the Limited Partners of (i) a return of their capital contributions and 10% annum cumulative return, compounded daily, on adjusted capital contributions and (ii) the net disposition proceeds from such sale in accordance with the Partnership Agreement. Such fee is reduced to the extent any liquidation or resale fees are paid to unaffiliated parties. During the years ended December 31, 2018 and 2017, the General Partner earned but waived approximately $2,000 and $1,000 of equipment liquidation fees, respectively.
		$-	$-
The General Partner	Partnership Interest and Distribution. The General Partner has a present and continuing one percent interest of $1,000 in the Partnership’s item of income, gain, loss, deduction, credit, and tax preference. In addition, the General Partner receives one percent of Cash Available for Distribution until the Limited Partners have received distributions of Cash Available for Distribution equal to their Capital Contributions plus the 10% Cumulative Return and thereafter, the General Partner will receive 10% of Cash Available for Distribution.	$-	$-

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

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The aggregate fees billed and expected to be billed for the fiscal years ended December 31, 2018 and 2017 for professional services rendered by the Partnership’s independent registered public accounting firm for the audit of the registrant’s annual financial statements and review of the financial statements included in our Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for that fiscal year, was approximately $45,000 and $63,000, respectively.

AUDIT-RELATED FEES

There were no aggregate fees billed in the fiscal years ended December 31, 2018 and 2017 for assurance and related services by the Partnership’s independent registered public accounting firm that are reasonably related to the performance of the audit or review of the registrant's financial statements and are not reported under the paragraph captioned “Audit Fees.”

TAX FEES

There were no fees billed in the fiscal years ended December 31, 2018 and 2017 for professional services rendered by the Partnership’s independent registered public accounting firm for tax compliance, tax advice and tax planning.

ALL OTHER FEES

There were no aggregate fees billed in the fiscal years ended December 31, 2018 and 2017 for products and services provided by the Partnership’s independent registered public accounting firm, other than the services reported above under other captions of this Item 14.

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

There were no other fees approved by the Board of Directors of the General Partner or paid by the Partnership, during 2018 and 2017 other than fees related to audit or tax compliance services.

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

SIGNATURES

Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf April 1, 2019 by the undersigned thereunto duly authorized.

COMMONWEALTH INCOME & GROWTH FUND VI
By: COMMONWEALTH INCOME & GROWTH FUND, INC., General Partner
By: /s/Kimberly A. Springsteen-Abbott
Kimberly A. Springsteen-Abbott,
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 1, 2019:

SIGNATURE	CAPACITY

/s/Kimberly A. Springsteen-Abbott	Chairman, Chief Executive Officer,
Kimberly A. Springsteen-Abbott	Commonwealth Income & Growth Fund, Inc.

/s/Henry J. Abbott	Director, President,
Henry J. Abbott	Commonwealth Income & Growth Fund, Inc.

Commonwealth Income &
Growth Fund VI

Financial Statements
For the years ended December 31, 2018 and 2017

Report of Independent Registered Public Accounting Firm

The Partners
Commonwealth Income & Growth Fund VI
Clearwater, Florida

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Commonwealth Income & Growth Fund VI (“Partnership”) as of December 31, 2018 and 2017, the related statements of operations, Partners’ capital, and cash flows for the years then ended and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2018 and 2017, and the results of its operations and its cash flows for the years, in conformity with accounting principles generally accepted in the United States of America.

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

Philadelphia, Pennsylvania
April 1, 2019

F1

Commonwealth Income &
Growth Fund VI
Balance Sheets

	December 31,
	2018	2017
ASSETS
Cash and cash equivalents	$5,863	$24,583
Lease income receivable, net of reserve of approximately $33,000 at December 31, 2018 and 2017	82,957	132,566
Accounts receivable, Commonwealth Capital Corp., net	156,870	247,286
Other receivables, net of reserve of approximately $12,000 at December 31, 2018 and 2017	25,834	33,949
Prepaid expenses	3,959	3,713
	275,483	442,097

Net investment in finance leases	-	13,474

Equipment, at cost	4,899,399	9,033,540
Accumulated depreciation	(4,018,025)	(7,650,855)
	881,374	1,382,685
Equipment acquisition costs and deferred expenses, net of accumulated amortization of approximately $64,000 and $33,000 at December 31, 2018 and 2017, respectively	27,967	56,019
	27,967	56,019
Total Assets	$1,184,824	$1,894,275

LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES
Accounts payable	$159,643	$162,009
Accounts payable, CIGF, Inc., net	148,482	158,571
Other accrued expenses	5,058	95,348
Unearned lease income	15,933	60,847
Notes payable	554,134	928,032
Total Liabilities	883,250	1,404,807

COMMITMENTS AND CONTINGENCIES
PARTNERS' CAPITAL
General Partner	1,000	1,000
Limited Partners	300,574	488,468
Total Partners' Capital	301,574	489,468

Total Liabilities and Partners' Capital	$1,184,824	$1,894,275

see accompanying notes to financial statements

F2

Commonwealth Income &
Growth Fund VI
Statements of Operations

	Years ended December 31,
	2018	2017
Revenue
Lease	$889,839	$1,024,530
Interest and other	735	2,572
Gain on sale of equipment	57,343	-
Total revenue and gain on sale of equipment	947,917	1,027,102

Expenses
Operating, excluding depreciation	381,472	449,820
Equipment management fee, General Partner	44,588	52,006
Interest	38,756	40,186
Depreciation	592,206	723,677
Amortization of equipment acquisition costs and deferred expenses	32,406	35,064
Bad debt expense	-	10,416
Loss on sale of equipment	-	7,137
Total expenses	1,089,428	1,318,306

Other income
Gain from insurance recovery	-	24,135
Total other income	-	24,135

Net loss	$(141,511)	$(267,069)

Net loss allocated to Limited Partners	$(141,511)	$(267,465)

Net loss per equivalent Limited Partnership unit	$(0.08)	$(0.15)

Weighted average number of equivalent limited partnership units outstanding during the year	1,750,044	1,760,362

see accompanying notes to financial statements

F3

Commonwealth Income &
Growth Fund VI
Statements of Partners' Capital

	General	Limited
	Partner	Partner	General	Limited
	Units	Units	Partner	Partners	Total
Balance, January 1, 2017	50	1,767,326	$1,000	$833,211	$834,211
Redemptions	-	(9,930)	-	(39,565)	(39,565)
Net income (loss)	-	-	396	(267,465)	(267,069)
Distributions	-	-	(396)	(37,713)	(38,109)
Balance, December 31, 2017	50	1,757,396	$1,000	$488,468	$489,468
Redemptions	-	(13,142)	-	(46,383)	(46,383)
Net loss	-	-	-	(141,511)	(141,511)
Balance, December 31, 2018	50	1,744,254	$1,000	$300,574	$301,574

see accompanying notes to financial statements

F4

Commonwealth Income &
Growth Fund VI
Statements of Cash Flows
	Years ended December 31,
	2018	2017
Cash flows from operating activities
Net loss	$(141,511)	$(267,069)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	624,612	758,740
Bad debt expense	-	10,416
Net (gain) loss on sale of equipment	(57,343)	7,137
Other noncash activities:
Lease revenue net of interest expense, on notes payable, realized as a result of direct payment of principal to bank by lessee	(445,879)	(509,310)
Amortization of initial direct costs	46	622
Earned interest on finance leases	(200)	(2,666)
Changes in assets and liabilities
Lease income receivable	49,609	30,433
Accounts receivable, Commonwealth Capital Corp., net	90,416	(115,841)
Accounts receivable, GP	(187)	-
Other receivables - Other LP's	(21,605)	-
Other receivables	29,720	(13,096)
Prepaid expenses	(246)	(1,208)
Accounts payable	(2,366)	(13,283)
Accounts payable, General Partner	(9,902)	60,981
Other accrued expenses	(90,290)	89,533
Unearned lease income	(44,914)	22,004
Net cash (used in) provided by operating activities	(20,040)	57,393

Cash flows from investing activities
Capital expenditures	(18,893)	(218,664)
Payment from finance leases	4,814	38,981
Equipment acquisition fees paid to the General Partner	(3,635)	(42,776)
Net proceeds from the sale of equipment	66,137	31,267
Net cash provided by (used in) investing activities	48,423	(191,192)

Cash flows from financing activities
Redemptions	(46,383)	(39,565)
Distributions to partners	-	(126,475)
Debt placement fee paid to General partner	(720)	(8,320)
Net cash used in financing activities	(47,103)	(174,360)

Net decrease in cash and cash equivalents	(18,720)	(308,159)

Cash and cash equivalents at beginning of year	24,583	332,742

Cash and cash equivalents at end of year	$5,863	$24,583

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

During the years ended December 31, 2018 and 2017, limited partners redeemed 13,142 and 9,930 units of partnership interest for a total redemption price of approximately $46,000 and $40,000, respectively, in accordance with the terms of the Partnership’s Limited Partnership Agreement (the “Agreement”)

The Partnership used the proceeds of the offering to acquire, own and lease various types of computer information technology equipment and other similar capital equipment, which is leased primarily to U.S. corporations and institutions. Commonwealth Capital Corp. (“CCC”), on behalf of the Partnership and other affiliated partnerships, acquires computer equipment subject to associated debt obligations and lease agreements and allocates a participation in the cost, debt and lease revenue to the various partnerships based on certain risk factors.

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

The Partnership’s General Partner is Commonwealth Income & Growth Fund, Inc. (the “General Partner”), a Pennsylvania corporation which is an indirect wholly owned subsidiary of CCC.  CCC is a member of the Institute for Portfolio Alternatives (“IPA”) and the Equipment Leasing and Finance Association (“ELFA”).    By proxy vote of the Limited Partners at shareholders meeting that was held on September 4, 2018, the term of the fund was extended to December 31, 2023.

Allocations of income and distributions of cash are based on the Agreement. The various allocations under the Agreement prevent any limited partner’s capital account from being reduced below zero and ensure the capital accounts reflect the anticipated sharing ratios of cash distributions, as defined in the Agreement. During the year ended December 31, 2018, there were no limited partner cash distributions. During the year ended December 31, 2017, cash distributions to limited partners were made at a rate of approximately 0.1% of their original contributed capital. Distributions during the year ended December 31, 2017 were made to limited partners in the amount of approximately $.02 per unit based on each investor’s number of limited partnership units outstanding during the year.

Liquidity and Going Concern

The General Partner and CCC have committed to fund, either through cash contributions and/or forgiveness of indebtedness, any necessary operational cash shortfalls of the Partnership through March 31, 2020. The General Partner will continue to reassess the funding of limited partner distributions throughout 2019 and will continue to waive certain fees. The General Partner and CCC will also determine if related party payables owed to the Partnership may be deferred (if deemed necessary) in an effort to further increase the Partnership’s cash flow. If available cash flow or net disposition proceeds are insufficient to cover the Partnership expenses and liabilities on a short and long term basis, the Partnership may attempt to obtain additional funds by disposing of or refinancing equipment, or by borrowing within its permissible limits.

The Partnership has incurred recurring losses and has a working capital deficit at December 31, 2018. The Partnership believes it has alleviated these conditions as discussed above. Allocations of income and distributions of cash are based on the Agreement. The various allocations under the Agreement prevent any limited partner’s capital account from being reduced below zero and ensure the capital accounts reflect the anticipated sharing ratios of cash distributions, as defined in the Agreement.

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

There were no assets or liabilities measured at fair value on a recurring basis at December 31, 2018 and 2017. There were no assets measured on a non-recurring basis at December 31, 2018 and 2017.

Fair Value disclosures of financial instruments

Estimated fair value was determined by management using available market information and appropriate valuation methodologies. However, judgment was necessary to interpret market data and develop estimated fair value. Cash, other receivables, accounts payable and other accrued expenses are carried at amounts which reasonably approximate their fair values as of December 31, 2018 and 2017 due to the immediate or short-term nature of these financial instruments.

The Partnership’s long-term debt consists of notes payable, which are secured by specific equipment and are nonrecourse liabilities of the Partnership. The estimated fair value of this debt at December 31, 2018 and 2017 approximates the carrying value of these instruments, due to the interest rates on this debt approximating current market interest rates. The Partnership classifies the fair value of its notes payable within Level 2 of the valuation hierarchy based on the observable inputs used to estimate fair value.

F7

Revenue Recognition

For the years ended December 31, 2018 and 2017, the Partnership’s lease portfolio consisted of operating leases and finance leases. For operating leases, lease revenue is recognized on a straight-line basis in accordance with the terms of the lease agreement.

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

Recent Accounting Pronouncements Not Yet Adopted

In December 2018, the FASB issued ASU No. 2018-20, Leases (Topic 842): Narrow-Scope Improvements for Lessors, which is expected to reduce a lessor’s implementation and ongoing costs associated with applying the new leases standard. The ASU also clarifies a specific lessor accounting requirement.  Specifically, this ASU addresses the following issues facing lessors when applying the leases standard: Sales taxes and other similar taxes collected from lessees, certain lessor costs paid directly by lessees and recognition of variable payments for contracts with lease and non-lease components.  Under the new guidance, lessor accounting is largely unchanged and the Partnership has concluded that no significant changes are expected to the accounting for revenues upon adoption of Topic 842.

In March 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842) Section A—Leases: Amendments to the FASB Accounting Standards Codification® Section B—Conforming Amendments Related to Leases: Amendments to the FASB Accounting Standards Codification® Section C—Background Information and Basis for Conclusions- Effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, for any of the following: A public business entity; A not-for-profit entity that has issued, or is a conduit bond obligor for, securities that are traded, listed, or quoted on an exchange or an over-the-counter market; An employee benefit plan that files financial statements with the U.S. Securities and Exchange Commission (SEC). The new standard requires the recognition and measurement of leases at the beginning of the earliest period presented using a modified retrospective approach, which includes a number of optional practical expedients that entities may elect to apply.  This guidance also expands the requirements for lessees to record leases embedded in other arrangements and the required quantitative and qualitative disclosures surrounding leases. Additionally, our business involves lease agreements with our customers whereby we are the lessor in the transaction. Accounting guidance for lessors is largely unchanged. The amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years.  The Partnership does not anticipate any material impact to its financial statements as a result of the new lessee accounting.

F8

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

At December 31, 2018, cash was held in an account maintained at one financial institution with an aggregate balance of approximately $17,000. Bank accounts are federally insured up to $250,000 by the FDIC. At December 31, 2018 and 2017, the approximate cash balance was as follows:
Balance at December 31,	2018	2017
Total bank balance	$17,000	$27,000
FDIC insured	$(17,000)	$(27,000)
Uninsured amount	$-	$-

The Partnership believes it mitigates the risk of holding uninsured deposits by only depositing funds with major financial institutions. The Partnership has not experienced any losses in our accounts, and believes it is not exposed to any significant credit risk. The amounts in such accounts will fluctuate throughout 2019 due to many factors, including cash receipts, equipment acquisitions, interest rates and distributions to limited partners.

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

Net Loss Per Equivalent Limited Partnership Unit

The net loss per equivalent limited partnership unit is computed based upon net loss allocated to the limited partners and the weighted average number of equivalent units outstanding during the period.

F10

3. Information Technology, Medical Technology, Telecommunications Technology, Inventory Management and Other Business-Essential Capital Equipment (“Equipment”)

The Partnership is the lessor of equipment under leases with periods generally ranging from 12 to 48 months. In general, associated costs such as repairs and maintenance, insurance and property taxes are paid by the lessee.

Remarketing fees will be paid to the leasing companies from which the Partnership purchases leases. These are fees that are earned by the leasing companies when the initial terms of the lease have been met. The General Partner believes that this strategy adds value since it entices the leasing company to remain actively involved with the lessees and encourages potential extensions, remarketing or sale of equipment. This strategy is designed to minimize conflicts the leasing company may have with a new lessee and may assist in maximizing overall portfolio performance. The remarketing fee is tied into lease performance thresholds and is a factor in the negotiation of the fee. Remarketing fees incurred in connection with lease extensions are accounted for as operating costs. Remarketing fees incurred in connection with the sale of equipment are included in the gain or loss calculations. For both years ended December 31, 2018 and 2017, approximately $0 in remarketing fees were incurred. For the years ended December 31, 2018 and 2017, there were no remarketing fees paid with cash and/or netted against receivables due from such parties.

Gains or losses from sales of leased and off-lease equipment are recorded on a net basis in the Partnership’s Statement of Operations.  Gains from the termination of leases are recognized when the lease is modified and terminated concurrently. Gains from lease termination included in lease revenue for the year ended December 31, 2018 and 2017, was approximately $500 and $1,000, respectively.

CCC, on behalf of the Partnership and on behalf of other affiliated companies and partnerships (“partnerships”), acquires equipment subject to associated debt obligations and lease agreements and allocates a participation in the cost, debt and lease revenue to the various companies based on certain risk factors.

The Partnership’s share of the cost of the equipment in which it participates with other partnerships at December 31, 2018 was approximately $4,774,000 and is included in the Partnership’s equipment on its balance sheet. The total cost of the equipment shared by the Partnership with other partnerships at December 31, 2018 was approximately $13,440,000. The Partnership’s share of the outstanding debt associated with this equipment at December 31, 2018 was approximately $197,000 and is included in the Partnership’s notes payable on its balance sheet. The total outstanding debt related to the equipment shared by the Partnership at December 31, 2018 was approximately $1,701,000.

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

As the Partnership and the other programs managed by the General Partner increase their overall portfolio size, opportunities for shared participation are expected to continue. Sharing in the acquisition of a lease portfolio gives the Partnership an opportunity to acquire additional assets and revenue streams, while allowing the Partnership to remain diversified and reducing its overall risk with respect to one portfolio. Thus, total shared equipment and related debt should continue throughout 2019 as the Partnership continues to acquire equipment for its portfolio.

F11

The following is a schedule of approximate future minimum rentals on non-cancelable operating leases at December 31, 2018:

Years Ended December 31,	Amount
2019	$486,000
2020	140,000
2021	21,000
$647,000

The Partnership was originally scheduled to end its operational phase on December 31, 2018. During the year ended December 31, 2018, the operational phase was officially extended to December 31, 2023 through an investor proxy vote. The Partnership is expected to terminate on December 31, 2025.

Finance Leases

The following lists the approximate components of the net investment in direct financing leases:

At December 31,	2018	2017
Total minimum lease payments to be received	$-	$4,000
Initial direct costs	-	1,000
Estimated residual value of leased equipment (unguaranteed)	-	9,000
Less: unearned income	-	(1,000)
Net investment in direct finance leases	$-	$13,000

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

As of December 31, 2018, we determined that we did not have a need for an allowance for uncollectible accounts associated with any of our finance leases, as the customer payment histories with us, associated with these leases, has been positive, with no late payments.

F12

4. Significant Customers

Lessees equal to or exceeding 10% of lease revenue:

Years Ended December 31,	2018	2017
Alliant Techsystems	25%	27%
L-3 Communications Holdings, Inc.	22%	18%
Cummins, Inc.	19%	16%
International Paper Company	15%	12%
Automatic Data Processing, Inc.	10%	10%
Cargill, Inc.	**%	10%
  ** Represents less than 10% of lease revenue

Lessees equal to or exceeding 10% of net lease income receivable:

At December 31,	2018	2017
Cummins, Inc.	36%	12%
Automatic Data Processing, Inc.	35%	14%
L-3 Communications Holdings, Inc.	12%	**%
Cargill, Inc.	**%	41%
Alliant Techsystems	**%	14%
  ** Represents less than 10% of lease income receivable

F13

5. Related Party Transactions

Receivables/Payables

As of December 31, 2018 and 2017, the Partnership’s related party receivables and payables are short term, unsecured, non-interest bearing, and are presented net of related party receivables of approximately $157,000 and $247,000 at December 31, 2018 and 2017, respectively, and related party payables of approximately $148,000 and $159,000 at December 31, 2018 and 2017, respectively.

ENTITY RECEIVING COMPENSATION	TYPE OF COMPENSATION	AMOUNT INCURRED DURING 2018	AMOUNT INCURRED DURING 2017

	OPERATIONAL AND SALE OR LIQUIDATION STAGES

The General Partner and its Affiliates
Equipment Acquisition Fee. The General Partner earned an equipment acquisition fee of 4% of the purchase price of each item of equipment purchased as compensation for the negotiation of the acquisition of the equipment and lease thereof or sale under a conditional sales contract.  For the year ended December 31, 2018, equipment acquisition fees earned by the General Partner for operating and finance leases were approximately $4,000 and $0, respectively. For the year ended December 31, 2017, equipment acquisition fees earned by the General Partner for operating and finance leases was approximately $42,000 and $0, respectively.
		$4,000	$42,000
The General Partner	Reimbursable Expenses. The General Partner and its affiliates are entitled to reimbursement by the Partnership for the cost of goods, supplies or services obtained and used by the general partner in connection with the administration and operation of the partnership from third parties unaffiliated with the General Partner. The amounts set forth on this table do not include expenses incurred in the offering of units. For the years ended December 31, 2018 and 2017, the Partnership was charged approximately $142,000 and $154,000 in other LP expense, respectively.	$397,000	$420,000
The General Partner	Debt Placement Fee. As compensation for arranging term debt to finance the acquisition of equipment to the Partnership, a fee equal to one percent of such indebtedness; provided, however, that such fee shall be reduced to the extent the Partnership incurs such fees to third parties unaffiliated with the General Partner or the lender, with respect to such indebtedness. No such fee will be paid with respect to borrowings from the general partner or its affiliates.	$1,000	$8,000
The General Partner	Equipment Management Fee. A monthly fee equal to the lesser of (a) the fees which would be charged by an independent third party in the same geographic market for similar services and similar equipment or (b) the sum of (i) two percent of the gross lease revenues attributable to equipment subject to full payout net leases which contain net lease provisions and (ii) five percent of the gross lease revenues attributable to equipment subject to operating leases and (iii) two percent of the gross lease revenues attributable to equipment subject to finance leases.	$45,000	$52,000
The General Partner
Equipment Liquidation Fee. With respect to each item of equipment sold by the general partner, a fee equal to the lesser of (i) 50% of the competitive equipment sale commission or (ii) three percent of the sales price for such equipment. The payment of this fee is subordinated to the receipt by the Limited Partners of (i) a return of their capital contributions and 10% annum cumulative return, compounded daily, on adjusted capital contributions and (ii) the net disposition proceeds from such sale in accordance with the Partnership Agreement. Such fee is reduced to the extent any liquidation or resale fees are paid to unaffiliated parties. During the years ended December 31, 2018 and 2017, the General Partner earned but waived approximately $2,000 and $1,000 of equipment liquidation fees, respectively.
		$-	$-
The General Partner	Partnership Interest and Distribution. The General Partner has a present and continuing one percent interest of $1,000 in the Partnership’s item of income, gain, loss, deduction, credit, and tax preference. In addition, the General Partner receives one percent of Cash Available for Distribution until the Limited Partners have received distributions of Cash Available for Distribution equal to their Capital Contributions plus the 10% Cumulative Return and thereafter, the General Partner will receive 10% of Cash Available for Distribution.	$-	$-

F14

6. Notes Payable

Notes payable consisted approximately of the following:

	December 31, 2018	December 31, 2017
Installment note payable to bank; interest rate of 4.23%, due in quarterly installments ranging from $1,370, to $1,927, including interest, with final payment in February 2018	$-	$ 3,000
Installment note payable to bank; interest rate of 4.23%, due in quarterly installments of $141 including interest, with final payment in October 2018	-	2,000
Installment note payable to bank; interest rate of 4.47%, due in monthly installments of $9,935, including interest, with final payment in January 2019	10,000	126,000
Installment note payable to bank; interest rate of 1.80%, due in monthly installments of $456, including interest, with final payment in February 2019	1,000	6,000
Installment note payable to bank; interest rate of 4.23%, due in monthly installments of $1,339, including interest, with final payment in August 2019	11,000	26,000
Installment note payable to bank; interest rate of 4.37%, due in quarterly installments of $42,121, including interest, with final payment in October 2019	164,000	321,000
Installment note payable to bank; interest rate of 5.46%, due in monthly installments of $904, including interest, with final payment in December 2019	11,000	20,000
Installment note payable to bank; interest rate of 5.46%, due in monthly installments of $4,364, including interest, with final payment in January 2020	55,000	103,000
Installment note payable to bank; interest rate of 5.93%, due in monthly installments of $1,425, including interest, with final payment in February 2020	19,000	35,000
Installment note payable to bank; interest rate of 5.56%, due in monthly installments of $2,925, including interest, with final payment in June 2020	50,000	82,000
Installment note payable to bank; interest rate of 5.25%, due in monthly installments of $253, including interest, with final payment in August 2020	5,000	8,000
Installment note payable to bank; interest rate of 5.25% due in quarterly installments of $5,330, including interest, with final payment in August 2020	35,000	60,000
Installment note payable to bank; interest rate of 4.87% due in quarterly installments of $4,785, including interest, with final payment in October 2020	36,000	63,000
Installment note payable to bank; interest rate of 5.31%, due in quarterly installments of $6,157, including interest, with final payment in January 2021	52,000	73,000
Installment note payable to bank; interest rate of 6.33% due in quarterly installments of $5,805, including interest, with final payment in January 2021	48,000	-
Installment note payable to bank; interest rate of 6.66%, due in quarterly installments of $2,774, including interest, with final payment in January 2021	23,000	-
Installment note payable to bank; interest rate of 6.66% due in quarterly installments of $665, including interest, with final payment in March 2021	17,000	-
Installment note payable to bank; interest rate of 5.33%, due in monthly installments of $582, including interest, with final payment in August 2021	17,000	-
	$554,000	$928,000

The notes are secured by specific equipment with a carrying value of approximately $863,000 and are nonrecourse liabilities of the Partnership. As such, the notes do not contain any financial debt covenants with which we must comply on either an annual or quarterly basis. Aggregate approximate payments of notes payable for each of the periods subsequent to December 31, 2018 are as follows:

F15

Years Ended December 31,	Amount
2019	$402,000
2020	131,000
2021	21,000
$554,000

7. Supplemental Cash Flow Information

No interest or principal on notes payable was paid by the Partnership during 2018 and 2017 because direct payment was made by lessee to the bank in lieu of collection of lease income and payment of interest and principal by the Partnership.

Noncash investing and financing activities approximately include the following:

Years Ended December 31,	2018	2017
Debt assumed in connection with purchase of equipment	$147,000	$757,000
Accrued expenses incurred in connection with purchase of technology equipment	$-	$90,000

During the years ended December 31, 2018 and 2017, the Partnership wrote-off fully amortized acquisition and finance fees of approximately $2,000 and $44,000, respectively.

During the years ended December 31, 2018 and 2017, the Partnership wrote-off fully depreciated assets of approximately $205,000 and $230,000, respectively.

8. Commitments and Contingencies

Medshare

In January 2015, CCC, on behalf of the Funds, entered into a Purchase Agreement (“Purchase Agreement”) for the sale of the equipment to Medshare Technologies (“Medshare”) for approximately $3,400,000. The Partnership’s share of the sale proceeds was approximately $77,000. As of April 1, 2019, the Partnership has received approximately $62,000 of the approximate $77,000 sale proceeds and has recorded a reserve against the outstanding receivable of approximately $12,000. On April 3, 2015 Medshare was obligated to make payment in full and failed to do so. As a result, Medshare defaulted on its purchase agreement with CCC and was issued a demand letter for full payment of the equipment. On June 25, 2015, Medshare filed a lawsuit in Texas state court for breach of contract (“State Suit”). On June 26, 2015, Commonwealth filed a lawsuit in the Northern District of Texas against Medshare seeking payment in full and/or return of the Equipment and damages.

In July 2016, CCC, on behalf of the Funds, entered into a $1,400,000 binding Settlement Agreement (“Settlement Agreement”) with Medshare and its principal owner, Chris Cleary (collectively referred to as “Defendants”), who are held jointly and severally liable for the entire settlement. On August 2, 2016, the Defendants made payment to CCC of an initial $200,000 to be followed by 24 structured monthly payments of approximately $50,000 per month to begin no later than September 15, 2016. The Partnership’s share of the Settlement Agreement is approximately $23,000 and is to be applied against the net Medshare receivable of approximately $18,000 as of the settlement date. The remaining $5,000 will be applied against the $12,000 reserve and recorded as a bad debt recovery. As of April 1, 2019, the Partnership received approximately $9,000 of the approximate $23,000 settlement agreement which was applied against the net Medshare receivable of approximately $18,000 as of the settlement date. As Defendant defaulted on settlement agreement, CCC sought and obtained consent judgement from U.S. District Court for Northern District of Texas, Dallas Division on July 27, 2017 in the amount of $1.5 million, less $450,000 previously paid plus $6,757 in attorney fees, both Defendant and Cleary being jointly and severally liable for judgement amount. The court also vacated the September 21, 2016 settlement dismissal.

F16

On July 27, 2017 Defendant filed Chapter 11 in Northern District of Texas Dallas Division.  On July 26, 2017 Legacy Texas Bank, a secured creditor of the Defendant filed for a TRO in the U.S. District Court of the Northern District of Texas, Dallas Division.  Included with the TRO filing was a request for appointment of trustee for operation of Defendant, which was granted and the case converted to Chapter 7. On December 18, 2018 the Bankruptcy Court entered final order and issued its last payment to CCC in March 2019 of approximately $43,000, of which the Partnership’s share was approximately $700.  Although the trustee’s final distribution to Commonwealth did not fully satisfy the judgment, recovery may still be pursued directly against Cleary. As such, management believes that the foregoing will not result in any adverse financial impact on the Funds, but no assurance can be provided until the proceedings are resolved.

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

On July 21, 2017, FINRA reduced the list of 1,840 items totaling $208,000 to a remaining list of 84 items totaling $36,226 (which includes approximately $30,000 of continuing education expenses for personnel providing services to the Funds), and reduced the proposed fine from $100,000 to $50,000, but reaffirmed its position on the bar from the securities industry.  Respondents promptly appealed FINRA’s revised ruling to the SEC. That appeal is pending as of April 1, 2019.  All requested or allowed briefs have been filed with the SEC.  Management believes that whatever final resolution of this may be, it will not result in any material adverse financial impact on the Funds, although, a final assurance cannot be provided until the legal matter is resolved.

F17

9.	Reconciliation of Amounts Reported for Financial Reporting Purposes to Amounts on the Federal Partnership Return (Unaudited)
The tax basis of the Partnership’s net assets and liabilities vary from the amounts presented in these financial statements at December 31, 2018 and 2017 as follows:

Years Ended December 31,	2018	2017
Financial statement basis of net assets	$301,574	$489,468
Tax basis of net assets (unaudited)	(1.024,158)	(967,475)
Difference (unaudited)	$(1,325,732)	$(1,456,943)

The primary differences between the tax basis of net assets and the amounts recorded in the financial statements are the result of differences in accounting for impairment losses, syndication costs and differences between the depreciation methods used in the financial statements and the Partnership’s tax returns (unaudited).

Years ended December 31,	2018	2017
Net loss for financial reporting purposes to taxable loss	$(141,511)	$(267,069)
Gain (Loss) on sale of equipment	(30,883)	19,150
Depreciation	226,516	(280,413)
Amortization	8,909	8,463
Unearned lease income	(44,914)	22,004
Penalties	3,620	3,549
Bad debts	4,051	1,046
*Other	(32,380)	69,250
Taxable loss on the Federal Partnership return (unaudited)	$(6,592)	$(424,020)

  *Other- includes financial statement adjustments that will be reflected on the tax return in the subsequent year.

F18