Form 10-Q
period 2019-03-31
Commonwealth Income & Growth Fund VI
filed 2019-05-15
CIK 1351901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019 or

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

FORM 10-Q
March 31, 2019

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

Commonwealth Income & Growth Fund VI
Condensed Balance Sheets

	March 31,	December 31,
	2019	2018
	(unaudited)
ASSETS
Cash and cash equivalents	$9,079	$5,863
Lease income receivable, net of reserve of approximately $33,000 at March 31, 2019 and December 31, 2018	107,912	82,957
Accounts receivable, Commonwealth Capital Corp., net	73,034	156,870
Other receivables, net of reserve of approximately $12,000 at both March 31, 2019 and December 31, 2018	10,889	25,834
Prepaid expenses	2,490	3,959
	203,404	275,483

Equipment, at cost	4,887,084	4,899,399
Accumulated depreciation	(4,140,171)	(4,018,025)
	746,913	881,374

Equipment acquisition costs and deferred expenses, net of accumulated amortization of approximately $54,000 and $64,000 at March 31, 2019 and December 31, 2018, respectively	21,106	27,967

Total Assets	$971,423	$1,184,824

LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES
Accounts payable	$149,318	$159,643
Accounts payable, CIGF, Inc., net	98,984	148,482
Other accrued expenses	27,652	5,058
Unearned lease income	19,180	15,933
Notes payable	445,940	554,134

Total Liabilities	741,074	883,250

COMMITMENTS AND CONTINGENCIES
PARTNERS' CAPITAL

General Partner	1,000	1,000
Limited Partners	229,349	300,574
Total Partners' Capital	230,349	301,574

Total Liabilities and Partners' Capital	$971,423	$1,184,824

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund VI
Condensed Statements of Operations
(unaudited)
	Three months ended March 31,
	2019	2018

Revenue
Lease	$187,598	$259,444
Interest and other	2,501	808
Gain on sale of equipment	-	19,284
Total revenue and gain on sale of equipment	190,099	279,536

Expenses
Operating, excluding depreciation	103,631	158,708
Equipment management fee, General Partner	9,379	13,068
Interest	6,992	10,262
Depreciation	134,460	166,136
Amortization of equipment acquisition costs and deferred expenses	6,862	7,995
Total expenses	261,324	356,169

Net loss	$(71,225)	$(76,633)

Net loss allocated to Limited Partners	$(71,225)	$(76,632)

Net loss per equivalent Limited Partnership unit	$(0.04)	$(0.04)

Weighted average number of equivalent Limited Partnership units outstanding during the period	1,744,330	1,755,584

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund VI
Condensed Statement of Partners' Capital
For the three months ended March 31, 2019
(unaudited)

	General	Limited
	Partner	Partner	General	Limited
	Units	Units	Partner	Partners	Total
Balance, January 1, 2019	50	1,744,254	$1,000	$300,574	$301,574
Net loss	-	-	-	(71,225)	(71,225)
Balance, March 31, 2019	50	1,744,254	$1,000	$229,349	$230,349

	General	Limited
	Partner	Partner	General	Limited
	Units	Units	Partner	Partners	Total
Balance, January 1, 2018	50	1,757,396	$1,000	$488,468	$489,468
Net loss	-	-	-	(76,633)	(76,633)
Redemptions	-	(6,526)	-	(25,532)	(25,532)
Balance, March 31, 2018	50	1,750,870	$1,000	$386,303	$387,303

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund VI
Condensed Statements of Cash Flows
(unaudited)

	Three months ended March 31,
	2019	2018

Net cash provided by operating activities	$3,216	$91,542

Cash flows from investing activities
Payments received from finance leases	-	4,814
Net proceeds from the sale of equipment	-	22,422
Net cash provided by investing activities	-	27,236

Cash flows from financing activities
Redemptions	-	(25,532)
Net cash used in financing activities	-	(25,532)

Net increase in cash and cash equivalents	3,216	93,246

Cash and cash equivalents at beginning of the period	5,863	24,583

Cash and cash equivalents at end of the period	$9,079	$117,829

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

Liquidity and Going Concern

The General Partner and CCC have committed to fund, either through cash contributions and/or forgiveness of indebtedness, any necessary operational cash shortfalls of the Partnership through May 15, 2020. The General Partner will continue to reassess the funding of limited partner distributions throughout 2019 and will continue to waive certain fees. The General Partner and CCC will also determine if related party payables owed to the Partnership may be deferred (if deemed necessary in an effort to further increase the Partnership’s cash flow. If available cash flow or net disposition proceeds are insufficient to cover the Partnership expenses and liabilities on a short and long term basis, the Partnership may attempt to obtain additional funds by disposing of or refinancing equipment, or by borrowing within its permissible limits.

The Partnership has incurred recurring losses and has a working capital deficit at March 31, 2019. The Partnership believes it has alleviated these conditions as discussed above. Allocations of income and distributions of cash are based on the Agreement. The various allocations under the Agreement prevent any limited partner’s capital account from being reduced below zero and ensure the capital accounts reflect the anticipated sharing ratios of cash distributions, as defined in the Agreement.

2. Summary of Significant Accounting Policies

Basis of Presentation

The financial information presented as of any date other than December 31, 2018 has been prepared from the books and records without audit. The following unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Financial information as of December 31, 2018 has been derived from the audited financial statements of the Partnership, but does not include all disclosures required by generally accepted accounting principles to be included in audited financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated, have been included. Operating results for the three months ended March 31, 2019 are not necessarily indicative of financial results that may be expected for the full year ended December 31, 2019.

Disclosure of Fair Value Financial Instruments

Estimated fair value was determined by management using available market information and appropriate valuation methodologies. However, judgment was necessary to interpret market data and develop estimated fair value. Cash and cash equivalents, receivables, accounts payable and accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values as of March 31, 2019 and December 31, 2018 due to the short term nature of these financial instruments.

The Partnership’s long-term debt consists of notes payable, which are secured by specific equipment and are nonrecourse liabilities of the Partnership. The estimated fair value of this debt at March 31, 2019 and December 31, 2018 approximates the carrying value of these instruments, due to the interest rates on the debt approximating current market interest rates. The Partnership classifies the fair value of its notes payable within Level 2 of the valuation hierarchy based on the observable inputs used to estimate fair value.

Cash and cash equivalents

We consider cash equivalents to be highly liquid investments with an original maturity of 90 days or less.

At March 31, 2019, cash and cash equivalents was held in one account maintained at one financial institution with an aggregate balance of approximately $12,000. Bank account is federally insured up to $250,000 by the FDIC. At March 31, 2019, the total cash balance was as follows:

At March 31, 2019	Balance
Total bank balance	$12,000
FDIC insured	(12,000)
Uninsured amount	$-

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

Recent Accounting Pronouncements Adopted

In December 2018, the FASB issued ASU No. 2018-20, Leases (Topic 842): Narrow-Scope Improvements for Lessors, which is expected to reduce a lessor’s implementation and ongoing costs associated with applying the new leases standard. The ASU also clarifies a specific lessor accounting requirement.  Specifically, this ASU addresses the following issues facing lessors when applying the leases standard: Sales taxes and other similar taxes collected from lessees, certain lessor costs paid directly by lessees and recognition of variable payments for contracts with lease and non-lease components. The Partnership concluded, upon adoption of this update that there was no significant change to their accounting.

In March 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842) Section A—Leases: Amendments to the FASB Accounting Standards Codification® Section B—Conforming Amendments Related to Leases: Amendments to the FASB Accounting Standards Codification® Section C—Background Information and Basis for Conclusions- Effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, for any of the following: A public business entity; A not-for-profit entity that has issued, or is a conduit bond obligor for, securities that are traded, listed, or quoted on an exchange or an over-the-counter market; An employee benefit plan that files financial statements with the U.S. Securities and Exchange Commission (SEC). The new standard requires the recognition and measurement of leases at the beginning of the earliest period presented using a modified retrospective approach, which includes a number of optional practical expedients that entities may elect to apply.  This guidance also expands the requirements for lessees to record leases embedded in other arrangements and the required quantitative and qualitative disclosures surrounding leases. Additionally, our business involves lease agreements with our customers whereby we are the lessor in the transaction. Accounting guidance for lessors is largely unchanged. The amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years.  We adopted Topic 842 at the required adoption date of January 1, 2019. We used the package of practical expedients permitted under the transition guidance that allowed us not to reassess: (1) lease classification for expired or existing leases and (2) initial direct costs for any expired or existing leases. We did not recognize an adjustment to the opening balance of partner’s capital upon adoption.

Recent Accounting Pronouncements Not Yet Adopted

In March 2019, the FASB issued Accounting Standards Update No. 2019-01, Leases (Topic 842) Codification Improvements — Effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, for any of the following: A public business entity; A not-for-profit entity that has issued, or is a conduit bond obligor for, securities that are traded, listed, or quoted on an exchange or an over-the-counter market; An employee benefit plan that files financial statements with the U.S. Securities and Exchange Commission (SEC). The amendments in this Update include the following items brought to the Board’s attention through those interactions with stakeholders:

●
Determining the fair value of the underlying asset by lessors that are not manufacturers or dealers (Issue 1).
●
Presentation on the statement of cash flows—sales-type and direct financing leases (Issue 2).
●
Transition disclosures related to Topic 250, Accounting Changes and Error Corrections (Issue 3).

Our evaluation of this guidance is ongoing and the impact that this new ASU will have on our financial statements has not yet been determined.

3. Information Technology, Medical Technology, Telecommunications Technology, Inventory Management and Other Business-Essential Capital Equipment (“Equipment”)

The Partnership is the lessor of equipment under leases with periods that generally will range from 12 to 48 months. In general, associated costs such as repairs and maintenance, insurance and property taxes are paid by the lessee.

Remarketing fees will be paid to the leasing companies from which the Partnership purchases leases. These are fees that are earned by the leasing companies when the initial terms of the lease have been met. The General Partner believes that this strategy adds value since it entices the leasing company to remain actively involved with the lessee and encourages potential extensions, remarketing or sale of equipment. This strategy is designed to minimize any conflicts the leasing company may have with a new lessee and may assist in maximizing overall portfolio performance. The remarketing fee is tied into lease performance thresholds and is a factor in the negotiation of the fee. For the three months ended March 31, 2019 and 2018, there were no remarketing fees incurred and/or paid with cash or netted against receivables due from such parties, respectively.

Gains from the termination of leases are recognized when the lease is modified and terminated concurrently. Gains from lease termination included in lease revenue for both the three months ended March 31, 2019 and 2018, were $0.

CCC, on behalf of the Partnership and on behalf of other affiliated companies and partnerships (“partnerships”), acquires equipment subject to associated debt obligations and lease agreements and allocates a participation in the cost, debt and lease revenue to the various companies based on certain risk factors.

The Partnership’s share of the cost of the equipment in which it participates with other partnerships at March 31, 2019 was approximately $2,636,000 and is included in the Partnership’s equipment on its balance sheet. The total cost of the equipment shared by the Partnership with other partnerships at March 31, 2019 was approximately $9,202,000. The Partnership’s share of the outstanding debt associated with this equipment at March 31, 2019 was approximately $163,000 and is included in the Partnership’s notes payable on its balance sheet. The total outstanding debt related to the equipment shared by the Partnership at March 31, 2019 was approximately $1,493,000.

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

As the Partnership and the other programs managed by the General Partner increase their overall portfolio size, opportunities for shared participation are expected to continue. Sharing in the acquisition of a lease portfolio gives the fund an opportunity to acquire additional assets and revenue streams, while allowing the fund to remain diversified and reducing its overall risk with respect to one portfolio. As additional investment opportunities arise during the remainder of 2019, the Partnership expects total shared equipment and related debt to trend higher as the Partnership builds its portfolio.

The following is a schedule of approximate future minimum rentals on non-cancellable operating leases:

Periods Ended December 31,	Amount
Nine months ended December 31, 2019	$335,000
Year ended December 31, 2020	140,000
Year ended December 31, 2021	21,000
$496,000

4. Related Party Transactions

Receivables/Payables

As of March 31, 2019 and December 31, 2018, the Company’s related party receivables and payables are short term, unsecured and non-interest bearing.

Three months ended March 31,	2019	2018
Reimbursable expenses
The General Partner and its affiliates are entitled to reimbursement by the Partnership for the cost of goods, supplies or services obtained and used by the General Partner in connection with the administration and operation of the Partnership from third parties unaffiliated with the General Partner. In addition, the General Partner and its affiliates are entitled to reimbursement of certain expenses incurred by the General Partner and its affiliates in connection with the administration and operation of the Partnership. For the three months ended March 31, 2019 and 2018, the Partnership was charged approximately $27,000 and $48,000 in Other LP expense, respectively.
	$74,000	$108,000
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
	$9,000	$13,000

5. Notes Payable

Notes payable consisted of the following approximate amounts:
	March 31, 2019	December 31, 2018
Installment note payable to bank; interest rate of 4.47%, due in monthly installments of $9,935, including interest, with final payment in January 2019	-	10,000
Installment note payable to bank; interest rate of 1.80%, due in monthly installments of $456, including interest, with final payment in February 2019	-	1,000
Installment note payable to bank; interest rate of 4.23%, due in monthly installments of $1,339, including interest, with final payment in August 2019	7,000	11,000
Installment note payable to bank; interest rate of 4.37%, due in monthly installments of $42,121, including interest, with final payment in October 2019	124,000	164,000
Installment note payable to bank; interest rate of 5.46%, due in monthly installments of $904, including interest, with final payment in December 2019	8,000	11,000
Installment note payable to bank; interest rate of 5.46%, due in monthly installments of $4,364, including interest, with final payment in January 2020	42,000	55,000
Installment note payable to bank; interest rate of 5.93%, due in monthly installments of $1,425, including interest, with final payment in February 2020	15,000	19,000
Installment note payable to bank; interest rate of 5.56%, due in monthly installments of $2,925, including interest, with final payment in June 2020	42,000	50,000
Installment note payable to bank; interest rate of 5.25%, due in monthly installments of $253, including interest, with final payment in August 2020	4,000	5,000
Installment note payable to bank; interest rate of 5.25%, due in quarterly installments of $5,330, including interest, with final payment in August 2020	31,000	35,000
Installment note payable to bank; interest rate of 4.87%, due in quarterly installments of $4,785, including interest, with final payment in October 2020	32,000	36,000
Installment note payable to bank; interest rate of 5.31%, due in quarterly installments of $6,157, including interest, with final payment in January 2021	46,000	52,000
Installment note payable to bank; interest rate of 6.33%, due in quarterly installments of $5,805, including interest, with final payment in January 2021	43,000	48,000
Installment note payable to bank; interest rate of 6.66%, due in quarterly installments of $2,774, including interest, with final payment in January 2021	21,000	23,000
Installment note payable to bank; interest rate of 6.66%, due in monthly installments of $665, including interest, with final payment in March 2021	15,000	17,000
Installment note payable to bank; interest rate of 5.33%, due in monthly installments of $582, including interest, with final payment in August 2021	16,000	17,000
	$446,000	$554,000

The notes are secured by specific equipment with a carrying value of approximately $732,000 and are nonrecourse liabilities of the Partnership. As such, the notes do not contain any financial debt covenants with which we must comply on either an annual or quarterly basis. Aggregate approximate maturities of notes payable for each of the periods subsequent to March 31, 2019 are as follows:
Amount
Nine months ended December 31, 2019	$294,000
Year ended December 31, 2020	131,000
Year ended December 31, 2021	21,000
$446,000

6. Supplemental Cash Flow Information

No interest or principal on notes payable was paid by the Partnership during 2019 and 2018 because direct payment was made by lessee to the bank in lieu of collection of lease income and payment of interest and principal by the Partnership.

Other noncash activities included in the determination of net loss are as follows:

Three months ended March 31,	2019	2018
Lease revenue net of interest expense on notes payable realized as a result of direct payment of principal by lessee to bank	$108,000	$58,000

Noncash investing and financing activities include the following:

Three months ended March 31,	2019	2018
Debt assumed in connection with purchase of equipment	$-	$75,000

During the three months ended March 31, 2019 and 2018, the Partnership wrote-off fully amortized acquisition and finance fees of approximately $16,000 and $0, respectively.

During the three months ended March 31, 2019 and 2018, the Partnership wrote-off fully depreciated equipment of approximately $0 and $622,000, respectively.

7. Commitments and Contingencies

Medshare

In January 2015, CCC, on behalf of the Funds, entered into a Purchase Agreement (“Purchase Agreement”) for the sale of the equipment to Medshare Technologies (“Medshare”) for approximately $3,400,000. The Partnership’s share of the sale proceeds was approximately $77,000. As of May 15, 2019, the Partnership has received approximately $62,000 of the approximate $77,000 sale proceeds and has recorded a reserve against the outstanding receivable of approximately $12,000. On April 3, 2015 Medshare was obligated to make payment in full and failed to do so. As a result, Medshare defaulted on its purchase agreement with CCC and was issued a demand letter for full payment of the equipment. On June 25, 2015, Medshare filed a lawsuit in Texas state court for breach of contract (“State Suit”). On June 26, 2015, Commonwealth filed a lawsuit in the Northern District of Texas against Medshare seeking payment in full and/or return of the Equipment and damages.

In July 2016, CCC, on behalf of the Funds, entered into a $1,400,000 binding Settlement Agreement (“Settlement Agreement”) with Medshare and its principal owner, Chris Cleary (collectively referred to as “Defendants”), who are held jointly and severally liable for the entire settlement. On August 2, 2016, the Defendants made payment to CCC of an initial $200,000 to be followed by 24 structured monthly payments of approximately $50,000 per month to begin no later than September 15, 2016. The Partnership’s share of the Settlement Agreement is approximately $23,000 and is to be applied against the net Medshare receivable of approximately $18,000 as of the settlement date. The remaining $5,000 will be applied against the $12,000 reserve and recorded as a bad debt recovery. As of May 15, 2019, the Partnership received approximately $9,000 of the approximate $23,000 settlement agreement which was applied against the net Medshare receivable of approximately $18,000 as of the settlement date. As Defendant defaulted on settlement agreement, CCC sought and obtained consent judgement from U.S. District Court for Northern District of Texas, Dallas Division on July 27, 2017 in the amount of $1.5 million, less $450,000 previously paid plus $6,757 in attorney fees, both Defendant and Cleary being jointly and severally liable for judgement amount. The court also vacated the September 21, 2016 settlement dismissal.

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

On July 21, 2017, FINRA reduced the list of 1,840 items totaling $208,000 to a remaining list of 84 items totaling $36,226 (which includes approximately $30,000 of continuing education expenses for personnel providing services to the Funds), and reduced the proposed fine from $100,000 to $50,000, but reaffirmed its position on the bar from the securities industry.  Respondents promptly appealed FINRA’s revised ruling to the SEC. That appeal is pending as of May 15, 2019.  All requested or allowed briefs have been filed with the SEC.  Management believes that whatever final resolution of this may be, it will not result in any material adverse financial impact on the Funds, although a final assurance cannot be provided until the legal matter is resolved.

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

Readers are also directed to other risks and uncertainties discussed in other documents we file with the SEC, including, without limitation, those discussed in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed with the SEC. We undertake no obligation to update or revise any forward-looking information, whether as a result of new information, future developments or otherwise.

INDUSTRY OVERVIEW

The Equipment Leasing and Finance Association’s (ELFA) Monthly Leasing and Finance Index (MLFI-25), which reports economic activity from 25 companies representing a cross section of the $1 trillion equipment finance sector, showed their overall new business volume for March was $8.2 billion, down 10% year-over-year from new business volume in March 2018. Volume was up 39% month-to-month from $5.9 billion in February. Year to date, cumulative new business volume was down 10% compared to 2018. Receivables over 30 days were 1.90%, up from 1.80% the previous month and up from 1.70% the same period in 2018. Charge-offs were 0.37%, up from 0.35% the previous month, and down from 0.51% in the year-earlier period. Credit approvals totaled 75.3%, down from 76.0% from February. Total headcount for equipment finance companies was up 0.4% year-over-year. Separately, the Equipment Leasing & Finance Foundation’s Monthly Confidence Index (MCI-EFI) in April is 58.3, down from the March index of 60.4.

ELFA President and CEO Ralph Petta said, “First quarter new business volume got off to a slow start, relative to Q1 last year. This was not unexpected given analysts’ expectations that equipment and software capex in 2019 could not realistically expect to keep pace with last year’s strong showing. The overall U.S. economy continues to perform reasonably well: unemployment is low; interest rates are favorable, with the Fed deciding to hold off on additional increases for a while; and the broader equity markets are stable. Credit markets appear healthy. Headwinds to this benign scenario include a softening in global economies and continued international trade frictions, particularly with China and Europe.”

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

REVENUE RECOGNITION

Through March 31, 2019, the Partnership’s lease portfolio consisted of operating leases and finance leases. For operating leases, lease revenue is recognized on a straight-line basis in accordance with the terms of the lease agreement.

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

Gains from the termination of leases are recognized when the lease is modified and terminated concurrently. There were no gains from lease termination included in lease revenue for both the three months ended March 31, 2019 and 2018.

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

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash

Our primary source of cash for the three months ended March 31, 2019 was cash provided by operating activities of approximately $3,000. Our primary sources of cash for the three months ended March 31, 2018 were cash provided by operating activities of approximately $92,000, payments from finance leases of approximately $5,000 and proceeds from the sale of equipment of approximately $22,000.

Our primary uses of cash for the three months ended March 31, 2019 and 2018 were $0 and approximately $26,000 of partner redemptions, respectively.

Cash was provided by operating activities for the three months ended March 31, 2019 of approximately $3,000, which includes net loss of approximately $71,000 and depreciation and amortization expenses of approximately $141,000. Other noncash activities included in the determination of operating activities include direct payments to banks by lessees of approximately $108,000. Cash was provided by operating activities for the three months ended March 31, 2018 of approximately $92,000, which includes net loss of approximately $77,000 and depreciation and amortization expenses of approximately $174,000. Other noncash activities included in the determination of operating activities include direct payments to banks by lessees of approximately $58,000.

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
Capital expenditures and distributions are expected to continue to increase overall during the remainder of 2019 as management focuses on additional equipment acquisitions and funding limited partner distributions. We intend to invest approximately $150,000 in additional equipment during the remainder of 2019, primarily through debt financing.

We consider cash equivalents to be highly liquid investments with an original maturity of 90 days or less. At March 31, 2019, cash and cash equivalents was held in one account maintained at one financial institution with an aggregate balance of approximately $12,000. Bank account is federally insured up to $250,000 by the FDIC. At March 31, 2019, the total cash balance was as follows:

At March 31, 2019	Balance
Total bank balance	$12,000
FDIC insured	(12,000)
Uninsured amount	$-

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

The Partnership’s investment strategy of acquiring equipment and generally leasing it under triple-net leases to operators who generally meet specified financial standards minimizes our operating expenses. As of March 31, 2019, the Partnership had future minimum rentals on non-cancelable operating leases of approximately $335,000 for the balance of the year ending December 31, 2019 and approximately $159,000 thereafter.

As of March 31, 2019, our non-recourse debt was approximately $446,000 with interest rates ranging from 1.80% to 6.66% and will be payable through August 2021.

The Partnership was originally scheduled to end its operational phase on December 31, 2018. During the year ended December 31, 2018, the operational phase was officially extended to December 31, 2023 through an investor proxy vote. The Partnership is expected to terminate on December 31, 2025.

The General Partner and CCC have committed to fund, either through cash contributions and/or forgiveness of indebtedness, any necessary operational cash shortfalls of the Partnership through May 15, 2020. The General Partner will continue to reassess the funding of limited partner distributions throughout 2019 and will continue to waive certain fees if the General Partner determines it is in the best interest of the Partnership to do so. If available cash flow or net disposition proceeds are insufficient to cover the Partnership expenses and liabilities on a short and long term basis, the Partnership may attempt to obtain additional funds by disposing of or refinancing equipment, or by borrowing within its permissible limits. Additionally, the Partnership will seek to enhance portfolio returns and maximize cash flow through the use of leveraged lease transactions; the acquisition of lease equipment through financing.  This strategy allows the General Partner to acquire additional revenue generating leases without the use of investor funds, thus maximizing overall return.

RESULTS OF OPERATIONS

Three months ended March 31, 2019 compared to three months ended March 31, 2018

Lease Revenue

Our lease revenue decreased to approximately $188,000 for the three months ended March 31, 2019, from approximately $259,000 for the three months ended March 31, 2018. The Partnership had 34 and 57 active operating leases for the three months ended March 31, 2019 and 2018, respectively. This decrease in lease revenue is primarily due to a greater number of lease agreements ending versus new lease agreements being acquired. Management expects to add new leases to the Partnership’s portfolio throughout 2019, primarily through debt financing.

Sale of Equipment

We sold equipment with net book value of $0 for a net gain of approximately $0 for the three months ended March 31, 2019. This compares to the three months ended March 31, 2018, when we sold equipment with net book value of $3,000 for a net gain of approximately $19,000.

Operating Expenses

Our operating expenses, excluding depreciation, primarily consist of accounting and legal fees, outside service fees and reimbursement of expenses to CCC for administration and operation of the Partnership. These expenses decreased to approximately $104,000 for the three months ended March 31, 2019, from approximately $158,000 for the three months ended March 31, 2018. This decrease is primarily attributable to a decrease in other LP expenses of approximately $22,000 and a decrease in legal fees of approximately $21,000.

Equipment Management Fees

We pay an equipment management fee to our general partner for managing our equipment portfolio. The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases and approximately 2% of the gross lease revenue attributable to equipment that is subject to direct financing leases. The equipment management fee was approximately $9,000 for the three months ended March 31, 2019 and approximately $13,000 for the three months ended March 31, 2018, which is consistent with the lease revenue.

Depreciation and Amortization Expense

Depreciation and amortization expenses consist of depreciation on equipment and amortization of equipment acquisition fees. These expenses decreased to approximately $141,000 for the three months ended March 31, 2019, from approximately $173,000 for the three months ended March 31, 2018. This decrease was due to the higher frequency in the termination of leases and equipment being fully depreciated as compared to the acquisition of new leases for the three months ended March 31, 2019.

Net Loss

For the three months ended March 31, 2019, we recognized revenue of approximately $190,000 and expenses of approximately $261,000 resulting in net loss of approximately $71,000. For the three months ended March 31, 2018, we recognized revenue of approximately $279,000 and expenses of approximately $356,000 resulting in a net loss of approximately $77,000. This change is due to the changes in revenue and expenses as described above.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

N/A

Item 4. Controls and Procedures

Our management, under the supervision and with the participation of the General Partner’s Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures related to our reporting and disclosure obligations as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, the General Partner’s Chief Executive Officer and Principal Financial Officer have concluded that, as of March 31, 2019, our disclosure controls and procedures are effective in ensuring that information relating to us which is required to be disclosed in our periodic reports filed or submitted under the Securities Exchange Act of 1934 is (a) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (b) accumulated and communicated to management, including the General Partner’s Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There were no changes in the Partnership’s internal control over financial reporting during the first quarter of 2019 that have materially affected or are reasonably likely to materially affect its internal control over financial reporting.

Part II: OTHER INFORMATION

Item 1. Legal Proceedings

Medshare

In January 2015, CCC, on behalf of the Funds, entered into a Purchase Agreement (“Purchase Agreement”) for the sale of the equipment to Medshare Technologies (“Medshare”) for approximately $3,400,000. The Partnership’s share of the sale proceeds was approximately $77,000. As of May 15, 2019, the Partnership has received approximately $62,000 of the approximate $77,000 sale proceeds and has recorded a reserve against the outstanding receivable of approximately $12,000. On April 3, 2015 Medshare was obligated to make payment in full and failed to do so. As a result, Medshare defaulted on its purchase agreement with CCC and was issued a demand letter for full payment of the equipment. On June 25, 2015, Medshare filed a lawsuit in Texas state court for breach of contract (“State Suit”). On June 26, 2015, Commonwealth filed a lawsuit in the Northern District of Texas against Medshare seeking payment in full and/or return of the Equipment and damages.

In July 2016, CCC, on behalf of the Funds, entered into a $1,400,000 binding Settlement Agreement (“Settlement Agreement”) with Medshare and its principal owner, Chris Cleary (collectively referred to as “Defendants”), who are held jointly and severally liable for the entire settlement. On August 2, 2016, the Defendants made payment to CCC of an initial $200,000 to be followed by 24 structured monthly payments of approximately $50,000 per month to begin no later than September 15, 2016. The Partnership’s share of the Settlement Agreement is approximately $23,000 and is to be applied against the net Medshare receivable of approximately $18,000 as of the settlement date. The remaining $5,000 will be applied against the $12,000 reserve and recorded as a bad debt recovery. As of May 15, 2019, the Partnership received approximately $9,000 of the approximate $23,000 settlement agreement which was applied against the net Medshare receivable of approximately $18,000 as of the settlement date. As Defendant defaulted on settlement agreement, CCC sought and obtained consent judgement from U.S. District Court for Northern District of Texas, Dallas Division on July 27, 2017 in the amount of $1.5 million, less $450,000 previously paid plus $6,757 in attorney fees, both Defendant and Cleary being jointly and severally liable for judgement amount. The court also vacated the September 21, 2016 settlement dismissal.

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

On July 21, 2017, FINRA reduced the list of 1,840 items totaling $208,000 to a remaining list of 84 items totaling $36,226 (which includes approximately $30,000 of continuing education expenses for personnel providing services to the Funds), and reduced the proposed fine from $100,000 to $50,000, but reaffirmed its position on the bar from the securities industry.  Respondents promptly appealed FINRA’s revised ruling to the SEC. That appeal is pending as of May 15, 2019.  All requested or allowed briefs have been filed with the SEC.  Management believes that whatever final resolution of this may be, it will not result in any material adverse financial impact on the Funds, although a final assurance cannot be provided until the legal matter is resolved.

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

COMMONWEALTH INCOME & GROWTH FUND VI
BY: COMMONWEALTH INCOME & GROWTH FUND, INC., General Partner
May 15, 2019	By: /s/ Kimberly A. Springsteen-Abbott
Date	Kimberly A. Springsteen-Abbott
Chief Executive Officer And Principal Financial Officer Commonwealth Income & Growth Fund, Inc.

May 15, 2019 Date	By: /s/ Theodore Cavaliere Theodore Cavaliere Vice President, Financial Operations Principal