Form 10-Q
period 2019-09-30
Commonwealth Income & Growth Fund VI
filed 2019-11-13
CIK 1351901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019 or

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

FORM 10-Q
SEPTEMBER 30, 2019

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

Commonwealth Income & Growth Fund VI
Condensed Balance Sheets

	September 30,	December 31,
	2019	2018
	(unaudited)
ASSETS
Cash and cash equivalents	$54,831	$5,863
Lease income receivable, net of reserve of approximately $33,000 at September 30, 2019 and December 31, 2018	134,634	82,957
Accounts receivable, Commonwealth Capital Corp., net	38,021	156,870
Other receivables, net of reserve of approximately $12,000 at September 30, 2019 and December 31, 2018	9,431	25,834
Prepaid expenses	3,626	3,959
	240,543	275,483

Equipment, at cost	4,846,416	4,899,399
Accumulated depreciation	(4,342,137)	(4,018,025)
	504,279	881,374

Equipment acquisition costs and deferred expenses, net of accumulated amortization of approximately $29,000 and $64,000 at September 30, 2019 and December 31, 2018, respectively	11,616	27,967

Total Assets	$756,438	$1,184,824

LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES
Accounts payable	$162,986	$159,643
Accounts payable, CIGF, Inc., net	95,638	148,482
Other accrued expenses	15,026	5,058
Unearned lease income	13,209	15,933
Notes payable	248,800	554,134
Total Liabilities	535,659	883,250

COMMITMENTS AND CONTINGENCIES

PARTNERS' CAPITAL
General Partner	1,000	1,000
Limited Partners	219,779	300,574
Total Partners' Capital	220,779	301,574

Total Liabilities and Partners' Capital	$756,438	$1,184,824

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund VI
Condensed Statements of Operations
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenue
Lease	$185,054	$215,343	$557,810	$702,450
Interest and other	13	(351)	2,567	472
Sales and property taxes	6,394	-	21,623	-
Gain on sale of equipment	-	192	125	30,879
Total revenue and gain on sale of equipment	191,461	215,184	582,125	733,801

Expenses
Operating, excluding depreciation	25,984	89,611	202,589	309,822
Equipment management fee, General Partner	9,253	11,323	27,891	35,774
Interest	4,477	9,633	17,192	30,335
Depreciation	110,096	142,943	377,095	456,702
Amortization of equipment acquisition costs
and deferred expenses	3,414	8,105	16,352	24,234
Sales and property taxes	6,394	-	21,623	-
Bad debt expense	178	-	178	-
Total expenses	159,796	261,615	662,920	856,867

Net income (loss)	$31,665	$(46,431)	$(80,795)	$(123,066)

Net income (loss) allocated to Limited Partners	$31,665	$(46,431)	$(80,795)	$(123,066)

Net income (loss) per equivalent Limited Partnership unit	$0.02	$(0.03)	$(0.05)	$(0.07)

Weighted average number of equivalent Limited Partnership units outstanding during the period	1,744,331	1,749,520	1,744,330	1,751,969

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund VI
Condensed Statement of Partners' Capital
For the three and six months ended June 30, 2019 and 2018
(unaudited)

	General	Limited
	Partner	Partner	General	Limited
	Units	Units	Partner	Partners	Total
Balance, January 1, 2019	50	1,744,254	$1,000	$300,574	$301,574
Net loss	-	-	-	(71,225)	(71,225)
Balance, March 31, 2019	50	1,744,254	$1,000	$229,349	$230,349
Net loss	-	-	-	(41,235)	(41,235)
Balance, June 30, 2019	50	1,744,254	$1,000	$188,114	$189,114
Net income	-	-	-	31,665	31,665
Balance, September 30, 2019	50	1,744,254	$1,000	$219,779	$220,779

	General	Limited
	Partner	Partner	General	Limited
	Units	Units	Partner	Partners	Total
Balance, January 1, 2018	50	1,757,396	$1,000	$488,468	$489,468
Net loss	-	-	-	(76,633)	(76,633)
Redemptions	-	(6,526)	-	(25,532)	(25,532)
Balance, March 31, 2018	50	1,750,870	$1,000	$386,303	$387,303
Net loss	-	-	-	(2)	(2)
Redemptions	-	-	-	-	-
Balance, June 30, 2018	50	1,750,870	$1,000	$386,301	$387,301
Net loss	-	-	-	(46,431)	(46,431)
Redemptions	-	(6,540)	-	(20,851)	(20,851)
Balance, September 30, 2018	50	1,744,330	$1,000	$319,019	$320,019

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund VI
Condensed Statements of Cash Flow
(unaudited)

	Nine months ended
	September 30,
	2019	2018

Net cash provided by operating activities	$48,843	$10,012

Cash flows from investing activities
Capital expenditures	-	(18,893)
Payments received from finance leases	-	4,814
Equipment acquisition fees paid to General Partner	-	(3,635)
Net proceeds from the sale of equipment	125	39,673

Net cash provided by investing activities	125	21,959

Cash flows from financing activities
Redemptions	-	(46,383)
Debt placement fee	-	(720)

Net cash used in financing activities	-	(47,103)

Net increase (decrease) in cash and cash equivalents	48,968	(15,132)

Cash and cash equivalents, beginning of the period	5,863	24,583

Cash and cash equivalents, end of the period	$54,831	$9,451

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

The Partnership’s General Partner is Commonwealth Income & Growth Fund, Inc. (the “General Partner”), a Pennsylvania corporation which is an indirect wholly owned subsidiary of CCC. CCC is a member of the Institute for Portfolio Alternatives (“IPA”) and the Equipment Leasing and Finance Association (“ELFA”). Approximately ten years after the commencement of operations, the Partnership intends to sell or otherwise dispose of all of its equipment, make final distributions to partners, and to dissolve. The Partnership was originally scheduled to end its operational phase on December 31, 2018. During the year ended December 31, 2018, the operational phase was officially extended to December 31, 2021 through an investor proxy vote. The Partnership is expected to terminate on December 31, 2023.

Liquidity and Going Concern

The General Partner and CCC have committed to fund, either through cash contributions and/or forgiveness of indebtedness, any necessary operational cash shortfalls of the Partnership through November 30, 2020. The General Partner will continue to reassess the funding of limited partner distributions throughout 2019 and will continue to waive certain fees. The General Partner and CCC will also determine if related party payables owed to the Partnership may be deferred (if deemed necessary) in an effort to further increase the Partnership’s cash flow. If available cash flow or net disposition proceeds are insufficient to cover the Partnership expenses and liabilities on a short and long term basis, the Partnership may attempt to obtain additional funds by disposing of or refinancing equipment, or by borrowing within its permissible limits.

The Partnership has incurred recurring losses and has a working capital deficit at September 30, 2019. The Partnership believes it has alleviated these conditions as discussed above. Allocations of income and distributions of cash are based on the Agreement. The various allocations under the Agreement prevent any limited partner’s capital account from being reduced below zero and ensure the capital accounts reflect the anticipated sharing ratios of cash distributions, as defined in the Agreement.

2. Summary of Significant Accounting Policies

Basis of Presentation

The financial information presented as of any date other than December 31, 2018 has been prepared from the books and records without audit. The following unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Financial information as of December 31, 2018 has been derived from the audited financial statements of the Partnership, but does not include all disclosures required by generally accepted accounting principles to be included in audited financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated, have been included. Operating results for the nine months ended September 30, 2019 are not necessarily indicative of financial results that may be expected for the full year ended December 31, 2019.

Disclosure of Fair Value of Financial Instruments

Estimated fair value was determined by management using available market information and appropriate valuation methodologies. However, judgment was necessary to interpret market data and develop estimated fair value. Cash and cash equivalents, receivables, accounts payable and accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values as of September 30, 2019 and December 31, 2018 due to the short term nature of these financial instruments.

The Partnership’s long-term debt consists of notes payable, which are secured by specific equipment and are nonrecourse liabilities of the Partnership. The estimated fair value of this debt at September 30, 2019 and December 31, 2018 approximates the carrying value of these instruments, due to the interest rates on the debt approximating current market interest rates. The Partnership classifies the fair value of its notes payable within Level 2 of the valuation hierarchy based on the observable inputs used to estimate fair value.

Cash and cash equivalents

We consider cash equivalents to be highly liquid investments with an original maturity of 90 days or less.

At September 30, 2019, cash and cash equivalents were held in one account maintained at one financial institution with an aggregate balance of approximately $57,000. Bank accounts are federally insured up to $250,000 by the FDIC. At September 30, 2019, the total cash balance was as follows:

At September 30, 2019	Balance
Total bank balance	$57,000
FDIC insured	(57,000)
Uninsured amount	$-

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

Recently Adopted Accounting Pronouncements

In December 2018, the Financial Accounting Standard Board (“FASB”) issued ASU No. 2018-20, Leases (Topic 842): Narrow-Scope Improvements for Lessors, which is expected to reduce a lessor’s implementation and ongoing costs associated with applying the new leases standard. The ASU also clarifies a specific lessor accounting requirement.  Specifically, this ASU addresses the following issues facing lessors when applying the leases standard: Sales taxes and other similar taxes collected from lessees, certain lessor costs paid directly by lessees and recognition of variable payments for contracts with lease and non-lease components. The Partnership concluded, upon adoption of this update that there was no significant change to their accounting.

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
●
Transition disclosures related to Topic 250, Accounting Changes and Error Corrections (Issue 3).

We adopted Topic 842 at the required adoption date of January 1, 2019. The Partnership concluded that the sales taxes and other similar taxes collected from the lessees are recorded in the current period in the Condensed Statement of Operations as gross revenues and expenses. As permitted by the guidance, we elected the practical expedient that allows us not to restate comparative periods in the financial statements. Upon adoption of this update, there was no significant change to the Partnership accounting.

Recent Accounting Pronouncements Not Yet Adopted

FASB issued a new guidance, Accounting Standards Update No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as clarified and amended by ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments – Credit Losses and ASU 2019-05, Financial Instruments – Credit Losses (Topic 326): Targeted Transition Relief. The new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Thus, for a calendar-year company, it would be effective January 1, 2020. The new guidance requires an allowance for credit losses based on the expectation of lifetime credit losses on financial receivables carried at amortized cost, including, but not limited to, mortgage loans, premium receivables, reinsurance receivables and certain leases. The new current expected credit loss (“CECL”) impairment model for financial assets reported at amortized cost will be applicable to receivables associated with sales-type and direct financing leases but not to operating lease receivables. The Partnership continues to evaluate the impact of the new guidance on its condensed financial statements.

3. Information Technology, Medical Technology, Telecommunications Technology, Inventory Management and Other Business-Essential Capital Equipment (“Equipment”)

The Partnership is the lessor of equipment under leases with periods that generally will range from 12 to 48 months. In general, associated costs such as repairs and maintenance, insurance and property taxes are paid by the lessee.

Remarketing fees will be paid to the leasing companies from which the Partnership purchases leases. These are fees that are earned by the leasing companies when the initial terms of the lease have been met. The General Partner believes that this strategy adds value since it entices the leasing company to remain actively involved with the lessees for potential extensions, remarketing or sale of equipment. This strategy is designed to minimize any conflicts the leasing company may have with a new lessee and may assist in maximizing overall portfolio performance. The remarketing fee is tied into lease performance thresholds and is a factor in the negotiation of the fee. Remarketing fees incurred in connection with lease extensions are accounted for as operating costs. Remarketing fees incurred in connection with the sale of equipment are included in the gain or loss calculations. For the nine months ended September 30, 2019 and 2018, there were no remarketing fees incurred and/or paid with cash or netted against receivables due from such parties, respectively.

Gains from the termination of leases are recognized when the lease is modified and terminated concurrently. Gains from lease termination included in lease revenue for the nine months ended September 30, 2019 and 2018, was approximately $0 and $500, respectively.

CCC, on behalf of the Partnership and on behalf of other affiliated companies and partnerships (“partnerships”), acquires equipment subject to associated debt obligations and lease agreements and allocates a participation in the cost, debt and lease revenue to the various companies based on certain risk factors.

The Partnership’s share of the cost of the equipment in which it participates with other partnerships at September 30, 2019 was approximately $1,840,000 and is included in the Partnership’s equipment on its balance sheet. The total cost of the equipment shared by the Partnership with other partnerships at September 30, 2019 was approximately $6,789,000. The Partnership’s share of the outstanding debt associated with this equipment at September 30, 2019 was approximately $114,000 and is included in the Partnership’s notes payable on its balance sheet. The total outstanding debt related to the equipment shared by the Partnership at September 30, 2019 was approximately $1,061,000.

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

The following is a schedule of approximate future minimum rentals on non-cancellable operating leases at September 30, 2019:
For the period ended December	Amount
Three months ended December 31, 2019	$169,000
Year Ended December 31, 2020	139,000
Year Ended December 31, 2021	21,000
$329,000

4. Related Party Transactions

Receivables/Payables

As of September 30, 2019 and December 31, 2018, the Company’s related party receivables and payables are short term, unsecured and non-interest bearing.
Nine months ended September 30,	2019	2018

Reimbursable expenses
The General Partner and its affiliates are entitled to reimbursement by the Partnership for the cost of goods, supplies or services obtained and used by the General Partner in connection with the administration and operation of the Partnership from third parties unaffiliated with the General Partner. In addition, the General Partner and its affiliates are entitled to reimbursement of certain expenses incurred by the General Partner and its affiliates in connection with the administration and operation of the Partnership.  For the nine months ended September 30, 2019 and 2018, the Partnership was charged approximately $73,000 and $110,000 in Other LP expense, respectively.
	$183,000	$295,000
Equipment acquisition fee
The General Partner earned an equipment acquisition fee of 4% of the purchase price of each item of equipment purchased as compensation for the negotiation of the acquisition of the equipment and lease thereof or sale under a conditional sales contract.	$-	$4,000
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
	$28,000	$35,000
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
	$-	$1,000

5. Notes Payable

Notes payable consisted of the following approximate amounts:

	September 30, 2019	December 31, 2018
Installment note payable to bank; interest rate of 4.47%, due in monthly installments of $9,935, including interest, with final payment in January 2019	-	10,000
Installment note payable to bank; interest rate of 1.80%, due in monthly installments of $456, including interest, with final payment in February 2019	-	1,000
Installment note payable to bank; interest rate of 4.23%, due in monthly installments of $1,339, including interest, with final payment in August 2019	-	11,000
Installment note payable to bank; interest rate of 4.37%, due in quarterly installments of $42,121, including interest, with final payment in October 2019	42,000	164,000
Installment note payable to bank; interest rate of 5.46%, due in monthly installments of $904, including interest, with final payment in December 2019	3,000	11,000
Installment note payable to bank; interest rate of 5.46%, due in monthly installments of $4,364, including interest, with final payment in January 2020	17,000	55,000
Installment note payable to bank; interest rate of 5.93%, due in monthly installments of $1,425, including interest, with final payment in February 2020	7,000	19,000
Installment note payable to bank; interest rate of 5.56%, due in monthly installments of $2,925, including interest, with final payment in June 2020	26,000	50,000
Installment note payable to bank; interest rate of 5.25%, due in monthly installments of $253, including interest, with final payment in August 2020	3,000	5,000
Installment note payable to bank; interest rate of 5.25%, due in quarterly installments of $5,330, including interest, with final payment in August 2020	20,000	35,000
Installment note payable to bank; interest rate of 4.87%, due in quarterly installments of $4,785, including interest, with final payment in October 2020	23,000	36,000
Installment note payable to bank; interest rate of 5.31%, due in quarterly installments of $6,157, including interest, with final payment in January 2021	35,000	52,000
Installment note payable to bank; interest rate of 6.33%, due in quarterly installments of $5,805, including interest, with final payment in January 2021	33,000	48,000
Installment note payable to bank; interest rate of 6.66%, due in quarterly installments of $2,774, including interest, with final payment in January 2021	16,000	23,000
Installment note payable to bank; interest rate of 6.66%, due in monthly installments of $665, including interest, with final payment in March 2021	11,000	17,000
Installment note payable to bank; interest rate of 5.33%, due in monthly installments of $582, including interest, with final payment in August 2021	13,000	17,000
	$249,000	$554,000

The notes are secured by specific equipment with a carrying value of approximately $495,000 and are nonrecourse liabilities of the Partnership. As such, the notes do not contain any financial debt covenants with which we must comply on either an annual or quarterly basis. Aggregate approximate maturities of notes payable for each of the periods subsequent to September 30, 2019 are as follows:

Amount
Three months ended December 31, 2019	$97,000
Year ended December 31, 2020	131,000
Year ended December 31, 2021	21,000
$249,000

6. Supplemental Cash Flow Information

No interest or principal on notes payable was paid by the Partnership during 2019 and 2018 because direct payment was made by lessee to the bank in lieu of collection of lease income and payment of interest and principal by the Partnership.

Other noncash activities included in the determination of net loss are as follows:

Nine months ended September 30,	2019	2018
Lease revenue net of interest expense on notes payable realized as a result of direct payment of principal by lessee to bank	$305,000	$337,000

Noncash investing and financing activities include the following:

Nine months ended September 30,	2019	2018
Debt assumed in connection with purchase of equipment	$-	$52,000
Accrued expenses incurred in connection with purchase of technology equipment	$-	$25,000

During the nine months ended September 30, 2019 and 2018, the Partnership wrote-off fully amortized acquisition and finance fees of approximately $1,000 and $2,000, respectively.

7. Commitments and Contingencies

Medshare

In January 2015, CCC, on behalf of the Funds, entered into a Purchase Agreement (“Purchase Agreement”) for the sale of the equipment to Medshare Technologies (“Medshare”) for approximately $3,400,000. The Partnership’s share of the sale proceeds was approximately $77,000. As of November 13, 2019, the Partnership has received approximately $62,000 of the approximate $77,000 sale proceeds and has recorded a reserve against the outstanding receivable of approximately $12,000. On April 3, 2015 Medshare was obligated to make payment in full and failed to do so. As a result, Medshare defaulted on its purchase agreement with CCC and was issued a demand letter for full payment of the equipment. On June 25, 2015, Medshare filed a lawsuit in Texas state court for breach of contract (“State Suit”). On June 26, 2015, Commonwealth filed a lawsuit in the Northern District of Texas against Medshare seeking payment in full and/or return of the Equipment and damages.

In July 2016, CCC, on behalf of the Funds, entered into a $1,400,000 binding Settlement Agreement (“Settlement Agreement”) with Medshare and its principal owner, Chris Cleary (collectively referred to as “Defendants”), who are held jointly and severally liable for the entire settlement. On August 2, 2016, the Defendants made payment to CCC of an initial $200,000 to be followed by 24 structured monthly payments of approximately $50,000 per month to begin no later than September 15, 2016. The Partnership’s share of the Settlement Agreement is approximately $23,000 and is to be applied against the net Medshare receivable of approximately $18,000 as of the settlement date. The remaining $5,000 will be applied against the $12,000 reserve and recorded as a bad debt recovery. As of November 13, 2019, the Partnership received approximately $9,000 of the approximate $23,000 settlement agreement which was applied against the net Medshare receivable of approximately $18,000 as of the settlement date. As Defendant defaulted on settlement agreement, CCC sought and obtained consent judgment from U.S. District Court for Northern District of Texas, Dallas Division on July 27, 2017 in the amount of $1.5 million, less $450,000 previously paid plus $6,757 in attorney fees, both Defendant and Cleary being jointly and severally liable for judgment amount. The court also vacated the September 21, 2016 settlement dismissal.

On July 27, 2017 Defendant filed Chapter 11 in Northern District of Texas Dallas Division.  On July 26, 2017 Legacy Texas Bank, a secured creditor of the Defendant filed for a TRO in the U.S. District Court of the Northern District of Texas, Dallas Division.  Included with the TRO filing was a request for appointment of trustee for operation of Defendant, which was granted and the case converted to Chapter 7. On December 18, 2018 the Bankruptcy Court entered final order and issued its last payment to CCC in March 2019 of approximately $43,000, of which the Partnership’s share was approximately $700.  The Medshare Bankruptcy matter is now closed. Although the trustee’s final distribution to Commonwealth did not fully satisfy the judgment, recovery may still be pursued directly against Cleary. As such, management believes that the foregoing will not result in any adverse financial impact on the Funds, but no assurance can be provided until the proceedings are resolved.

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

On July 21, 2017, FINRA reduced the list of 1,840 items totaling $208,000 to a remaining list of 84 items totaling $36,226 (which includes approximately $30,000 of continuing education expenses for personnel providing services to the Funds), and reduced the proposed fine from $100,000 to $50,000, but reaffirmed its position on the bar from the securities industry.  Respondents promptly appealed FINRA’s revised ruling to the SEC. That appeal is pending as of November 13, 2019.  All requested or allowed briefs have been filed with the SEC.  Management believes that whatever final resolution of this may be, it will not result in any material adverse financial impact on the Funds, although a final assurance cannot be provided until the legal matter is resolved.

Leased Equipment

The General Partner is in the process of negotiations with a lessee to “Buy-out” certain equipment currently under lease contract.  If a “Buy-out” agreement is not reached, the lessee will continue to lease the equipment as written under the original lease contract.  The equipment to be included in the “Buy-out” represents approximately 6.7% of the Partnership’s total equipment at cost as of September 30, 2019.

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

INDUSTRY OVERVIEW

The Equipment Leasing and Finance Association’s (ELFA) Monthly Leasing and Finance Index (MLFI-25), which reports economic activity from 25 companies representing a cross section of the $1 trillion equipment finance sector, showed their overall new business volume for September was $10 billion, up
18 % year-over-year from new business volume in September 2018. Volume was up 9 % month-to-month from $9.2 billion in August. Year to date, cumulative new business volume was up 5 % compared to 2018. Receivables over 30 days were 1.70%, down from 2.0 % the previous month and up from 1.60 % the same period in 2018. Charge-offs was 0.40%, down from 0.42 % the previous month, and unchanged from the year-earlier period. Credit approvals totaled 76.3%, down from 76.6 % in August. Total headcount for equipment finance companies was down 2.1 % year-over-year. Separately, the Equipment Leasing & Finance Foundation’s Monthly Confidence Index (MCI-EFI) in October is 51.4, down from the September index of 54.7.

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

REVENUE RECOGNITION

Through September 30, 2019, the Partnership’s lease portfolio consisted of operating and finance leases. For operating leases, lease revenue is recognized on a straight-line basis in accordance with the terms of the lease agreements.

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

Gains from the termination of leases are recognized when the lease is modified and terminated concurrently.  Gains from lease termination included in lease revenue for the nine months ended September 30, 2019 and 2018, was approximately $0 and $500, respectively.

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

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash

Our primary sources of cash for the nine months ended September 30, 2019, was cash provided by operating activities of approximately $49,000, compared to the nine months ended September 30, 2018 where our primary sources of cash were cash provided by operating activities of approximately $10,000, payments received from finance leases of approximately $5,000 and net proceeds from the sale of equipment of approximately $40,000.

There were no primary uses of cash for the nine months ended September 30, 2019. For the nine months ended September 30, 2018, our primary uses of cash were limited partner redemptions of approximately $46,000, the purchase of new equipment of approximately $19,000 and equipment acquisition fees of approximately $4,000.

Cash was provided by operating activities for the nine months ended September 30, 2019 of approximately $49,000, which includes net loss of approximately $81,000 and depreciation and amortization expenses of approximately $393,000.  Other noncash activities included in the determination of net income include direct payments to banks by lessees of approximately $305,000.  For the nine months ended September 30, 2018, cash was provided by operating activities of approximately $10,000, which includes net loss of approximately $123,000 and depreciation and amortization expenses of approximately $481,000.  Other noncash activities included in the determination of net income include direct payments to banks by lessees of approximately $337,000.

When we acquire equipment for the equipment portfolio, operating expenses may increase, but because of our investment strategy of leasing equipment primarily through triple-net leases, we avoid operating expenses related to equipment maintenance or taxes.

CCC, on our behalf and on behalf of other affiliated partnerships, acquires equipment subject to associated debt obligations and lease revenue and allocates a participation in the cost, debt and lease revenue to the various partnerships based on certain risk factors. Capital expenditures and distributions are expected to continue to increase overall during the remainder of 2019 as management focuses on additional equipment acquisitions and funding limited partner distributions. We intend to invest during the remainder of 2019, depending on the availability of investment opportunities.

We consider cash equivalents to be highly liquid investments with an original maturity of 90 days or less.

At September 30, 2019, cash and cash equivalents were held in one account maintained at one financial institution with an aggregate balance of approximately $57,000. Bank accounts are federally insured up to $250,000 by the FDIC. At September 30, 2019, the total cash balance was as follows:

At September 30, 2019	Balance
Total bank balance	$57,000
FDIC insured	(57,000)
Uninsured amount	$-

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

The Partnership’s investment strategy of acquiring equipment and generally leasing it under triple-net leases to operators who generally meet specified financial standards minimizes our operating expenses. As of September 30, 2019, the Partnership had future minimum rentals on non-cancelable operating leases of approximately $169,000 for the balance of the year ending December 31, 2019 and approximately $160,000 thereafter.

As of September 30, 2019, our non-recourse debt was approximately $249,000 with interest rates ranging from 1.80% to 6.66% and will be payable through August 2021.

The Partnership was originally scheduled to end its operational phase on December 31, 2018. During the year ended December 31, 2018, the operational phase was officially extended to December 31, 2021 through an investor proxy vote. The Partnership is expected to terminate on December 31, 2023.

The General Partner and CCC have committed to fund, either through cash contributions and/or forgiveness of indebtedness, any necessary operational cash shortfalls of the Partnership through November 30, 2020. The General Partner will continue to reassess the funding of limited partner distributions throughout 2019 and will continue to waive certain fees if the General Partner determines it is in the best interest of the Partnership to do so. If available cash flow or net disposition proceeds are insufficient to cover the Partnership expenses and liabilities on a short and long term basis, the Partnership may attempt to obtain additional funds by disposing of or refinancing equipment, or by borrowing within its permissible limits. Additionally, the Partnership will seek to enhance portfolio returns and maximize cash flow through the use of leveraged lease transactions; the acquisition of lease equipment through financing.  This strategy allows the General Partner to acquire additional revenue generating leases without the use of investor funds, thus maximizing overall return.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2019 compared to Three Months Ended September 30, 2018

Lease Revenue

Our lease revenue decreased to approximately $185,000 for the three months ended September 30, 2019, from approximately $215,000 for the three months ended September 30, 2018.  The Partnership had 34 and 41 active operating leases for the three months ended September 30, 2019 and 2018, respectively.  This decrease in lease revenue is primarily due to a greater number of lease agreements ending versus new lease agreements being acquired. Management expects to add new leases to the Partnership’s portfolio throughout 2019, primarily through debt financing.

Sale of Equipment

For the three months ended September 30, 2019, the Partnership had no equipment sales.  This compares to the three months ended September 30, 2018, when the Partnership sold fully depreciated equipment with a net book value of approximately $0 for net gain of approximately $200.

Operating Expenses

Our operating expenses, excluding depreciation, primarily consist of accounting and legal fees, outside service fees and reimbursement of expenses to CCC for administration and operation of the Partnership. These expenses decreased to approximately $26,000 for the three months ended September 30, 2019, from approximately $90,000 for the three months ended September 30, 2018.  This decrease is primarily attributable to a decrease in legal fees of approximately $45,000, other LP expenses of approximately $11,000 and postage/shipping expenses of approximately $3,000.

Equipment Management Fees

We pay an equipment management fee to our general partner for managing our equipment portfolio. The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases and approximately 2% of the gross lease revenue attributable to equipment that is subject to direct financing leases. The equipment management fee decreased to approximately $9,000 for the three months ended September 30, 2019, from approximately $11,000 for the three months ended September 30, 2018. This decrease in equipment management fees is consistent with the decrease in lease revenue as described above.

Depreciation and Amortization Expense

Depreciation and amortization expenses consist of depreciation on equipment and amortization of equipment acquisition fees. These expenses decreased to approximately $141,000 for the three months ended September 30, 2019, from approximately $151,000 for the three months ended September 30, 2018. This decrease was due to the higher frequency in the termination of leases and equipment being fully depreciated as compared to the acquisition of new leases for the three months ended September 30, 2019.

Net Gain (Loss)

For the three months ended September 30, 2019, we recognized revenue of approximately $192,000 and expenses of approximately $160,000, resulting in net gain of approximately $32,000.  For the three months ended September 30, 2018, we recognized revenue of approximately $215,000 and expenses of approximately $261,000, resulting in net loss of approximately $46,000.  This change in net gain is due to the changes in revenue and expenses as described above.

Nine Months Ended September 30, 2019 compared to Nine Months Ended September 30, 2018

Lease Revenue

Our lease revenue decreased to approximately $558,000 for the nine months ended September 30, 2019, from approximately $702,000 for the nine months ended September 30, 2018.  The Partnership had 35 and 53 active operating leases for the nine months ended September 30, 2019 and 2018.  This decrease in lease revenue is primarily due to the termination of existing lease agreements with higher rental rates. Management expects to add new leases to the Partnership’s portfolio throughout 2019, primarily through debt financing.

Sale of Equipment

We sold equipment, held under operating leases, with net book value of approximately $0 for a net gain of approximately $125 for the nine months ended September 30, 2019.  This compares to the nine months ended September 30, 2018, when the Partnership sold equipment, held under operating leases, with net book value of approximately $8,000 for a net gain of approximately $31,000.

Operating Expenses

Our operating expenses, excluding depreciation, primarily consist of accounting and legal fees, outside service fees and reimbursement of expenses to CCC for administration and operation of the Partnership. These expenses decreased to approximately $203,000 for the nine months ended September 30, 2019, from approximately $310,000 for the nine months ended September 30, 2018. This decrease is primarily attributable to a decrease in legal fees of approximately $55,000, other LP expenses of approximately $37,000, temporary services – accounting expenses of approximately $5,000, outside office services – equity placement expenses of approximately $4,000 and postage/shipping expenses of approximately $3,000.

Equipment Management Fees

We pay an equipment management fee to our general partner for managing our equipment portfolio. The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases and approximately 2% of the gross lease revenue attributable to equipment that is subject to direct financing leases. The equipment management fee decreased to approximately $28,000 for the nine months ended September 30, 2019 from approximately $36,000 for the nine months ended September 30, 2018.  This decrease is consistent with the overall decrease in lease revenue.

Depreciation and Amortization Expense

Depreciation and amortization expenses consist of depreciation on equipment and amortization of equipment acquisition fees. These expenses decreased to approximately $393,000 for the nine months ended September 30, 2019, from approximately $481,000 for the nine months ended September 30, 2018. This decrease was due to the higher frequency in the termination of leases and equipment being fully depreciated as compared to the acquisition of new leases for the nine months ended September 30, 2019.

Net Loss

For the nine months ended September 30, 2019, we recognized revenue of approximately $582,000 and expenses of approximately $663,000, resulting in a net loss of approximately $81,000.  For the nine months ended September 30, 2018, we recognized revenue of approximately $734,000 and expenses of approximately $857,000, resulting in a net loss of approximately $123,000. This change in net loss is due to the changes in revenue and expenses as described above.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
N/A

Item 4. Controls and Procedures

Our management, under the supervision and with the participation of the General Partner’s Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures related to our reporting and disclosure obligations as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, the General Partner’s Chief Executive Officer and Principal Financial Officer have concluded that, as of September 30, 2019, our disclosure controls and procedures are effective in ensuring that information relating to us which is required to be disclosed in our periodic reports filed or submitted under the Securities Exchange Act of 1934 is (a) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (b) accumulated and communicated to management, including the General Partner’s Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There were no changes in the Partnership’s internal control over financial reporting during the third quarter of 2019 that have materially affected or are reasonably likely to materially affect its internal control over financial reporting.

Part II: OTHER INFORMATION

Item 1. Commitments and Contingencies

Leased Equipment

The General Partner is in the process of negotiations with a lessee to “Buy-out” certain equipment currently under lease contract.  If a “Buy-out” agreement is not reached, the lessee will continue to lease the equipment as written under the original lease contract.  The equipment to be included in the “Buy-out” represents approximately 6.7% of the Partnership’s total equipment at cost as of October 15, 2019.

Item 2. Legal Proceedings

Medshare

In January 2015, CCC, on behalf of the Funds, entered into a Purchase Agreement (“Purchase Agreement”) for the sale of the equipment to Medshare Technologies (“Medshare”) for approximately $3,400,000. The Partnership’s share of the sale proceeds was approximately $77,000. As of November 13, 2019, the Partnership has received approximately $62,000 of the approximate $77,000 sale proceeds and has recorded a reserve against the outstanding receivable of approximately $12,000. On April 3, 2015 Medshare was obligated to make payment in full and failed to do so. As a result, Medshare defaulted on its purchase agreement with CCC and was issued a demand letter for full payment of the equipment. On June 25, 2015, Medshare filed a lawsuit in Texas state court for breach of contract (“State Suit”). On June 26, 2015, Commonwealth filed a lawsuit in the Northern District of Texas against Medshare seeking payment in full and/or return of the Equipment and damages.

In July 2016, CCC, on behalf of the Funds, entered into a $1,400,000 binding Settlement Agreement (“Settlement Agreement”) with Medshare and its principal owner, Chris Cleary (collectively referred to as “Defendants”), who are held jointly and severally liable for the entire settlement. On August 2, 2016, the Defendants made payment to CCC of an initial $200,000 to be followed by 24 structured monthly payments of approximately $50,000 per month to begin no later than September 15, 2016. The Partnership’s share of the Settlement Agreement is approximately $23,000 and is to be applied against the net Medshare receivable of approximately $18,000 as of the settlement date. The remaining $5,000 will be applied against the $12,000 reserve and recorded as a bad debt recovery. As of November 13, 2019, the Partnership received approximately $9,000 of the approximate $23,000 settlement agreement which was applied against the net Medshare receivable of approximately $18,000 as of the settlement date. As Defendant defaulted on settlement agreement, CCC sought and obtained consent judgment from U.S. District Court for Northern District of Texas, Dallas Division on July 27, 2017 in the amount of $1.5 million, less $450,000 previously paid plus $6,757 in attorney fees, both Defendant and Cleary being jointly and severally liable for judgment amount. The court also vacated the September 21, 2016 settlement dismissal.

On July 27, 2017 Defendant filed Chapter 11 in Northern District of Texas Dallas Division.  On July 26, 2017 Legacy Texas Bank, a secured creditor of the Defendant filed for a TRO in the U.S. District Court of the Northern District of Texas, Dallas Division.  Included with the TRO filing was a request for appointment of trustee for operation of Defendant, which was granted and the case converted to Chapter 7. On December 18, 2018 the Bankruptcy Court entered final order and issued its last payment to CCC in March 2019 of approximately $43,000, of which the Partnership’s share was approximately $700.  The Medshare Bankruptcy matter is now closed. Although the trustee’s final distribution to Commonwealth did not fully satisfy the judgment, recovery may still be pursued directly against Cleary. As such, management believes that the foregoing will not result in any adverse financial impact on the Funds, but no assurance can be provided until the proceedings are resolved.

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

On July 21, 2017, FINRA reduced the list of 1,840 items totaling $208,000 to a remaining list of 84 items totaling $36,226 (which includes approximately $30,000 of continuing education expenses for personnel providing services to the Funds), and reduced the proposed fine from $100,000 to $50,000, but reaffirmed its position on the bar from the securities industry.  Respondents promptly appealed FINRA’s revised ruling to the SEC. That appeal is pending as of November 13, 2019.  All requested or allowed briefs have been filed with the SEC.  Management believes that whatever final resolution of this may be, it will not result in any material adverse financial impact on the Funds, although a final assurance cannot be provided until the legal matter is resolved.

Item 2A. Risk Factors
N/A

Item 3. Unregistered Sales of Equity Securities and Use of Proceeds
N/A

Item 4. Defaults Upon Senior Securities
N/A

Item 5. Mine Safety Disclosures
N/A

Item 6. Other Information
NONE

Item 7. Exhibits

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

COMMONWEALTH INCOME & GROWTH FUND VI
BY: COMMONWEALTH INCOME & GROWTH FUND, INC., General Partner

November 13, 2019	By: /s/ Kimberly A. Springsteen-Abbott
Date	Kimberly A. Springsteen-Abbott
Chief Executive Officer And Principal Financial Officer Commonwealth Income & Growth Fund, Inc.

November 13, 2019	By: /s/ Theodore Cavaliere
Date	Theodore Cavaliere
Vice President, Financial Operations Principal