Form 10-K/A
period 2019-12-31
Commonwealth Income & Growth Fund VI
filed 2020-04-28
CIK 1351901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment #1

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to COMMONWEALTH INCOME & GROWTH FUND VI, LP’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission on April 15, 2020 (the “Form 10-K”), is being filed with the limited purpose of amending the Reports of Independent Registered Public Accounting Firm on page F1 and of the Original Form 10-K to correct a scrivener’s error with respect to the omission of the city and state thereof.

No other changes have been made to the Form 10-K. This Amendment No. 1 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

                                                    TABLE OF CONTENTS

Item No.
Description

Page

                                                                                         Part II

8.
Financial Statements and Supplementary Data                                                               3

Part IV

15.
Exhibits and Financial Statement Schedules and Reports on Form 10-K                      4

                                            Index to Exhibits
                                                                                4

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

F9

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

F10

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

F11

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

F12

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

F16

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

F18

31.1 THE RULE 15d-14(a) CERTIFICATION OF CHIEF EXECUTIVE OFFICER

 I, Kimberly A. Springsteen-Abbott certify that:

1.
I have reviewed this annual report on Form 10-K of Commonwealth Income & Growth Fund VI (the Registrant);
2.
Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
3.
Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15(d)-15(f)) for the registrant and have:
(a)
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
(b)
Designed such internal control over financial reporting or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
(c)
Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
(d)
Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and
5.
The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):
(a)
All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
(b)
Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

/s/ Kimberly A. Springsteen-Abbott
Kimberly A. Springsteen-Abbott
Chief Executive Officer
April 28, 2020

F19

31.2 RULE 15d-14(a) CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

I, Kimberly A. Springsteen-Abbott, certify that:

1.
I have reviewed this annual report on Form 10-K of Commonwealth Income & Growth Fund VI (the Registrant);
2.
Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
3.
Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15(d)-15(f)) for the registrant and have:
(a)
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
(b)
Designed such internal control over financial reporting or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
(c)
Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
        (d)
Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and
5.
The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):
       (a)
All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
       (b)
Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

/s/ Kimberly A. Springsteen-Abbott
Kimberly A. Springsteen-Abbott
Principal Financial Officer
April 28, 2020

F20

EXHIBIT 32

WRITTEN STATEMENT OF CHIEF EXECUTIVE OFFICER
AND PRINCIPAL FINANCIAL OFFICER
FURNISHED PURSUANT TO SECTION 906
OF THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C. SECTION 1350)
AND FOR THE PURPOSE OF COMPLYING WITH RULE 13a-14(b)
OF THE SECURITIES EXCHANGE ACT OF 1934.

In connection with the Annual Report of Commonwealth Income & Growth Fund VI (the “Company”) on Form 10-K for the period ending December 31, 2019, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), the undersigned, the Chief Executive Officer and the Principal Financial Officer of the Company hereby certifies pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, to such officer’s knowledge, that: (a) the Annual Report on Form 10-K of the Company for the year ended December 31, 2019 filed on the date hereof with the Securities and Exchange Commission (the “Report”) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (b) information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/Kimberly A. Springsteen-Abbott
Kimberly A. Springsteen-Abbott
Chief Executive Officer and Principal Financial Officer
April 15, 2020

F21

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMONWEALTH INCOME & GROWTH FUND VI, LP
BY: COMMONWEALTH INCOME & GROWTH FUND, INC., General Partner

April 28, 2020	By: /s/ Kimberly A. Springsteen-Abbott
Date	Kimberly A. Springsteen-Abbott
Chief Executive Officer Commonwealth Income & Growth Fund, Inc.

April 28, 2020	By: /s/ Henry J. Abbott
Date	Henry J. Abbott
Director, President,Commonwealth Income & Growth Fund, Inc.

F22