Form 10-Q
period 2020-06-30
Commonwealth Income & Growth Fund VI
filed 2020-08-14
CIK 1351901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020 or

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

FORM 10-Q
JUNE 30, 2020

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

Commonwealth Income & Growth Fund VI
Condensed Balance Sheets

	June 30,	December 31,
	2020	2019
	(unaudited)
ASSETS
Cash and cash equivalents	$117,803	$3,624
Lease income receivable, net of reserve of approximately $33,000 and $63,000 at June 30, 2020 and December 31, 2019, respectively	59,483	108,646
Accounts receivable, Commonwealth Capital Corp., net of accounts payable of approximately $114,750 and $50,096 at June 30, 2020 and December 31, 2019, respectively	64,955	74,026
Other receivables, net of reserve of approximately $13,000 at June 30, 2020 and December 31, 2019	8,725	9,255
Prepaid expenses	1,966	3,042
	252,932	198,593

Equipment, at cost	4,211,421	4,825,207
Accumulated depreciation	(3,995,873)	(4,381,343)
	215,548	443,864
Equipment acquisition costs and deferred expenses, net of accumulated amortization of approximately $23,000 and $32,000 at June 30, 2020 and December 31, 2019, respectively	6,065	10,328

Total Assets	$474,545	$652,785

LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES
Accounts payable	$80,752	$133,865
Accounts payable, CIGF, Inc., net of accounts receivable of approximately $187 at June 30, 2020 and December 31, 2019	127,149	137,577
Other accrued expenses	14,490	5,059
Unearned lease income	3,630	41,988
Notes payable	92,523	160,453

Total Liabilities	318,544	478,942

COMMITMENTS AND CONTINGENCIES
PARTNERS' CAPITAL
General Partner	1,000	1,000
Limited Partners	155,001	172,843
Total Partners' Capital	156,001	173,843
Total Liabilities and Partners' Capital	$474,545	$652,785
see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund VI
Condensed Statements of Operations
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019

Revenue
Lease	$180,332	$185,159	$341,188	$372,756
Interest and other	17,768	53	17,787	2,554
Sales and property taxes	4,222	9,402	15,462	15,229
Gain on sale of equipment	12,737	125	46,694	125
Total revenue and gain on sale of equipment	215,059	194,739	421,131	390,664

Expenses
Operating, excluding depreciation	92,474	72,974	197,599	176,606
Equipment management fee, General Partner	5,924	9,258	13,967	18,637
Interest	1,567	5,723	3,595	12,715
Depreciation	91,070	132,539	187,118	266,999
Amortization of equipment acquisition costs and deferred expenses	2,346	6,076	5,047	12,938
Sales and property taxes	4,222	9,402	15,462	15,229
Bad debt expense	810	-	8,327	-
Total expenses	198,413	235,972	431,115	503,124

Net income (loss)	$16,646	$(41,233)	$(9,984)	$(112,460)

Net income (loss) allocated to Limited Partners	$16,646	$(41,233)	$(9,984)	$(112,460)

Net income (loss) per equivalent Limited Partnership unit	$0.01	$(0.02)	$(0.01)	$(0.06)

Weighted average number of equivalent Limited Partnership units outstanding during the period	1,741,755	1,744,331	1,742,970	1,744,331

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund VI
Condensed Statement of Partners' Capital
For the six months ended June 30, 2020 and 2019
(unaudited)

	General	Limited
	Partner	Partner	General	Limited
	Units	Units	Partner	Partners	Total
Balance, January 1, 2020	50	1,744,254	$1,000	$172,843	$173,843
Net loss	-	-	-	(26,630)	(26,630)
Redemptions	-	(2,500)	-	(7,858)	(7,858)
Balance, March 31, 2020	50	1,741,754	$1,000	$138,355	$139,355
Net income	-	-	-	16,646	16,646
Balance, June 30, 2020	50	1,741,754	$1,000	$155,001	$156,001

	General	Limited
	Partner	Partner	General	Limited
	Units	Units	Partner	Partners	Total
Balance, January 1, 2019	50	1,744,254	$1,000	$300,574	$301,574
Net loss	-	-	-	(71,225)	(71,225)
Redemptions	-	-	-	-	-
Balance, March 31, 2019	50	1,744,254	$1,000	$229,349	$230,349
Net loss	-	-	-	(41,233)	(41,233)
Redemptions	-	-	-	-	-
Balance, June 30, 2019	50	1,744,254	$1,000	$188,116	$189,116

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund VI
Condensed Statements of Cash Flows
(unaudited)

	Six months ended June 30,
	2020	2019

Net cash provided by operating activities	$34,929	$2

Cash flows from investing activities
Capital expenditures	(19,590)	-
Equipment acquisition fees paid to General Partner	(784)	-
Net proceeds from the sale of equipment	107,482	125
Net cash provided by investing activities	87,108	125

Cash flows from financing activities
Redemptions	(7,858)	-
Net cash used in financing activities	(7,858)	-

Net increase in cash and cash equivalents	114,179	127

Cash and cash equivalents at beginning of the period	3,624	5,863

Cash and cash equivalents at end of the period	$117,803	$5,990

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The financial information presented as of any date other than December 31, 2019 has been prepared from the books and records without audit. The following unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Financial information as of December 31, 2019 has been derived from the audited financial statements of the Partnership, but does not include all disclosures required by generally accepted accounting principles to be included in audited financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated, have been included. Operating results for the six months ended June 30, 2020 are not necessarily indicative of financial results that may be expected for the full year ended December 31, 2020.

Adjustment to Prior Financial Statements

The Partnership has determined that there had been an immaterial error in its accounting for Other LP expenses and accumulated depreciation in its financial statements of the Commonwealth Income & Growth Fund VI for the year ended December 31, 2019 and the quarter ended March 31, 2020. The Partnership determined that Other LP expenses should have been presented in the Statement of Operations as an increase of expense under Operating expenses, excluding depreciation and amortization. An adjustment was made to correct the error in prior period ending December 31, 2019 by reporting as an increase of expense for Other LP expenses of $9,500, and an increase in Accounts Payable, CIGF, Inc. by the same amount. An adjustment was also made to correct the error in the prior period ending March 31, 2020 by reporting an increase in Accounts Payable, CIGF, Inc. of $9,500  and the cumulative decreasing effect on the Partners’ Capital by the same amount.

Disclosure of Fair Value Financial Instruments

Estimated fair value was determined by management using available market information and appropriate valuation methodologies. However, judgment was necessary to interpret market data and develop estimated fair value. Cash and cash equivalents, receivables, accounts payable and accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values as of June 30, 2020 and December 31, 2019 due to the short-term nature of these financial instruments.

The Partnership’s long-term debt consists of notes payable, which are secured by specific equipment and are nonrecourse liabilities of the Partnership. The estimated fair value of this debt at June 30, 2020 and December 31, 2019 approximates the carrying value of these instruments, due to the interest rates on the debt approximating current market interest rates. The Partnership classifies the fair value of its notes payable within Level 2 of the valuation hierarchy based on the observable inputs used to estimate fair value.

Cash and cash equivalents

At June 30, 2020, cash and cash equivalents were held in one account maintained at one financial institution with an aggregate balance of approximately $121,000. Bank accounts are federally insured up to $250,000 by the FDIC. At June 30, 2020, the total cash balance was as follows:

At June 30, 2020	Balance
Total bank balance	$121,000
FDIC insured	(121,000)
Uninsured amount	$-

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

Recent Accounting Pronouncements Not Yet Adopted

FASB issued guidance, Accounting Standards Update No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as clarified and amended by ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments – Credit Losses and ASU 2019-05, Financial Instruments – Credit Losses (Topic 326): Targeted Transition Relief, Accounting Standards Update No. 2020-02, Financial Instruments – Credit Losses (Topic 326) . The guidance is effective for fiscal years, within those fiscal years, beginning after December 15, 2020 and interim periods within fiscal years beginning after December 15, 2021. The guidance requires an allowance for credit losses based on the expectation of lifetime credit losses on financial receivables carried at amortized cost, including, but not limited to, mortgage loans, premium receivables, reinsurance receivables and certain leases. The current expected credit loss (“CECL”) impairment model for financial assets reported at amortized cost will be applicable to receivables associated with sales-type and direct financing leases but not to operating lease receivables.

The FASB developed the guidance in response to concerns that credit losses were identified and recorded “too little, too late” in the period leading up to the global financial crisis of 2008. More recently, the impact of the COVID -19 pandemic may bring new challenges to identifying credit losses. While the new standard is expected to have a significant effect on entities in the financial services industry, particularly banks and others with lending operations, the guidance affects all entities in all industries and applies to a wide variety of financial instruments, including trade receivables.

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

Gains or losses from the sale of equipment are recognized when the lease is modified and terminated concurrently. Gain from sale of equipment included in lease revenue for the six months ended June 30, 2020 and 2019 was $47,000 and $0, respectively.

CCC, on behalf of the Partnership and on behalf of other affiliated companies and partnerships (“partnerships”), acquires equipment subject to associated debt obligations and lease agreements and allocates a participation in the cost, debt and lease revenue to the various companies based on certain risk factors.

The Partnership’s share of the cost of the equipment in which it participates with other partnerships at June 30, 2020 was approximately $2,503,000 and is included in the Partnership’s equipment on its balance sheet. The total cost of the equipment shared by the Partnership with other partnerships at June 30, 2020 was approximately $8,860,000. The Partnership’s share of the outstanding debt associated with this equipment at June 30, 2020 was approximately $43,000 and is included in the Partnership’s notes payable on its balance sheet. The total outstanding debt related to the equipment shared by the Partnership at June 30, 2020 was approximately $507,000.

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

The following is a schedule of approximate future minimum rentals on non-cancellable operating leases:

Periods Ended December 31,	Amount
Six months ended December 31, 2020	$178,000
Year ended December 31, 2021	35,000
Year ended December 31, 2022	10,000
Year ended December 31, 2023	8,000
Year ended December 31, 2024	6,000
$237,000

The Partnership is scheduled to terminate on December 31, 2023. CCC will assume the rights to the remaining active leases and their related remaining revenue stream through their termination.

4. Related Party Transactions

Receivables/Payables

As of June 30, 2020 and December 31, 2019, the Company’s related party receivables and payables are short term, unsecured and non-interest bearing.

Six months ended June 30,	2020	2019

Reimbursable expenses
The General Partner and its affiliates are entitled to reimbursement by the Partnership for the cost of goods, supplies or services obtained and used by the General Partner in connection with the administration and operation of the Partnership from third parties unaffiliated with the General Partner. In addition, the General Partner and its affiliates are entitled to reimbursement of certain expenses incurred by the General Partner and its affiliates in connection with the administration and operation of the Partnership. For the six months ended June 30, 2020 and 2019, the Partnership was charged approximately $55,000 and $52,000 in Other LP expense, respectively.
	$175,000	$143,000
Equipment acquisition fee
The General Partner earned an equipment acquisition fee of 4% of the purchase price of each item of equipment purchased as compensation for the negotiation of the acquisition of the equipment and lease thereof or sale under a conditional sales contract.	$1,000	$-
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
	$14,000	$19,000

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
	$4,000	$-

5. Notes Payable

Notes payable consisted of the following approximate amounts:
	June 30, 2020	December 31, 2019
Installment note payable to bank; interest rate of 5.46%, due in monthly installments of $4,364, including interest, with final payment in January 2020	$-	$4,000
Installment note payable to bank; interest rate of 5.93%, due in monthly installments of $1,425, including interest, with final payment in February 2020	-	3,000
Installment note payable to bank; interest rate of 5.56%, due in monthly installments of $2,925, including interest, with final payment in June 2020	-	17,000
Installment note payable to bank; interest rate of 4.87%, due in quarterly installments of $4,785, including interest, with final payment in October 2020	9,500	18,000
Installment note payable to bank; interest rate of 5.31%, due in quarterly installments of $6,157, including interest, with final payment in January 2021	18,000	30,000
Installment note payable to bank; interest rate of 6.33%, due in quarterly installments of $5,805, including interest, with final payment in January 2021	17,000	28,000
Installment note payable to bank; interest rate of 6.66%, due in quarterly installments of $2,774, including interest, with final payment in January 2021	8,000	13,000
Installment note payable to bank; interest rate of 5.33%, due in monthly installments of $582, including interest, with final payment in August 2021	8,000	11,000
Installment note payable to bank; interest rate of 4.14%, due in monthly installments of $705, including interest, with final payment in August 2024	32,500	36,000
	$93,000	$160,000

The notes are secured by specific equipment with a carrying value of approximately $133,000 and are nonrecourse liabilities of the Partnership. As such, the notes do not contain any financial debt covenants with which we must comply on either an annual or quarterly basis. Aggregate approximate maturities of notes payable for each of the periods subsequent to June 30, 2020 are as follows:

Amount
Six months ended December 31, 2020	$45,000
Year ended December 31, 2021	26,000
Year ended December 31, 2022	8,000
Year ended December 31, 2023	8,000
Year ended December 31, 2024	6,000
$93,000

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

Other noncash activities included in the determination of net loss are as follows:

Six months ended June 30,	2020	2019
Lease revenue net of interest expense on notes payable realized as a result of direct payment of principal by lessee to bank	$68,000	$207,000

During the six months ended June 30, 2020 and 2019, the Partnership wrote-off fully amortized acquisition and finance fees of approximately $14,000 and $1,000, respectively.

7. Commitments and Contingencies

COVID-19 Pandemic

The amount of revenue recognized and the pattern of revenue recognition may be impacted by COVID-19. Some of the business sectors that we service such as education centers, medical facilities, payroll administrators, manufacturing and transportation, we may need to account for returns and refund liabilities. The pattern of revenue recognition may change for delays in rendering services.

In periods ended subsequent to the outbreak of COVID-19, the impact on expected credit losses and future cash flow projections used in impairment testing will need to be considered.

The Company continues to evaluate whether adjustments to the financial statements are required or whether additional disclosures are necessary. In our leasing business, the Company is always subject to credit losses as it relates to a customer’s ability to make timely rental payments. The impact of COVID-19 may contribute to risk of non-performance, where a customer may experience financial difficulty and may delay in making timely payments.

The Company recognizes impairment of receivables and loans when losses are incurred, which is when it is probable that an entity will be unable to collect all amounts due according to the contractual terms of the arrangement. Impairment is measured based on the present value of expected future cash flows discounted at the receivable’s or loans effective interest rate, except that, as a practical expedient, impairment can be measured based on a receivable’s or loans’ observable market price or the fair value of the underlying collateral.

The Company believes its estimate of expected losses have been recognized based on historical experience, current conditions, and reasonable forecasts. The impacts of COVID-19 may necessitate additional adjustments in future forecasts of expected losses.

The Company has not yet adopted ASC Topic 326, Credit Lossesbut is subject to ASC 310 (see Note 2, Recent Accounting Pronouncements Not Yet Adopted). ASC 310-10 provides general guidance for receivables and notes that receivables arise from credit sales, loans, or other transactions.

Although the Partnership cannot estimate the length or gravity of the impact of the COVID-19 outbreak at this time, if the pandemic continues, it may have a material adverse effect on the Partnership results of future operations, financial position, and liquidity in fiscal year 2020 and beyond.

Medshare

In January 2015, CCC, on behalf of the Funds, entered into a Purchase Agreement (“Purchase Agreement”) for the sale of the equipment to Medshare Technologies (“Medshare”) for approximately $3,400,000.  The Partnership’s share of the sale proceeds was approximately $77,000.  As of August 14, 2020, the Partnership had received approximately $62,000 of the approximate $77,000 sale proceeds and has recorded a reserve of $13,000 against the outstanding receivables.  On April 3, 2015 Medshare was obligated to make payment in full and failed to do so.  As a result, Medshare defaulted on its purchase agreement with CCC and was issued a demand letter for full payment of the equipment.  On June 25, 2015, Medshare filed a lawsuit in Texas state court for breach of contract (“State Suit”).  On June 26, 2015, Commonwealth filed a lawsuit in the Northern District of Texas against Medshare seeking payment in full and/or return of the Equipment and damages.

In July 2016, CCC, on behalf of the Funds, entered into a $1,400,000 binding Settlement Agreement (“Settlement Agreement”) with Medshare and its principal owner, Chris Cleary (collectively referred to as “Defendants”), who are held jointly and severally liable for the entire settlement.  On August 2, 2016, the Defendants made payment to CCC of an initial $200,000 to be followed by 24 structured monthly payments of approximately $50,000 per month to begin no later than September 15, 2016.  The Partnership’s share of the Settlement Agreement is approximately $23,000 and is to be applied against the net Medshare receivable of approximately $18,000 as of the settlement date. The remaining $5,000 will be applied against the $12,000 reserve and recorded as a bad debt recovery.  As of August 14, 2020, the Partnership received approximately $9,000 of the approximate $23,000 settlement agreement which was applied against the net Medshare receivable of approximately $18,000 as of the settlement date.  As Defendant defaulted on settlement agreement, CCC sought and obtained consent judgment from U.S. District Court for Northern District of Texas, Dallas Division on July 27, 2017 in the amount of $1.5 million, less $450,000 previously paid plus $6,757 in attorney fees, both the Defendant and Cleary being jointly and severally liable for the judgment amount.  The court also vacated the September 21, 2016 settlement dismissal.

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

FINRA

On May 3, 2013, the FINRA Department of Enforcement filed a complaint naming Commonwealth Capital Securities Corp. (“CCSC”) and the owner of the firm, Kimberly Springsteen-Abbott, as respondents; however, on October 22, 2013, FINRA filed an amended complaint that dropped the allegations against CCSC and reduced the scope of the allegations against Ms. Springsteen-Abbott.  The sole remaining charge was that Ms. Springsteen-Abbott had approved the misallocation of some expenses to certain Funds.  Management believes that the expenses at issue include amounts that were proper and that were properly allocated to Funds, and also identified a smaller number of expenses that had been allocated in error, but were adjusted and repaid to the affected Funds when they were identified in 2012.  During the period in question, Commonwealth Capital Corp. (“CCC”) and Ms. Springsteen-Abbott provided important financial support to the Funds, voluntarily absorbed expenses and voluntarily waived fees in amounts aggregating in excess of any questioned allocations.  A Hearing Panel ruled on March 30, 2015, that Ms. Springsteen-Abbott should be barred from the securities industry because the Panel concluded that she allegedly misallocated approximately $208,000 of expenses involving certain Funds over the course of three years.  As such, management had already reallocated back approximately $151,225 of the $208,000 (in allegedly misallocated expenses) to the affected funds, which was fully documented, as good faith payments for the benefit of those Income Funds.

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

On July 21, 2017, FINRA reduced the list of 1,840 items totaling $208,000 to a remaining list of 87 items totaling $36,226 (which includes approximately $30,000 of continuing education expenses for personnel providing services to the Funds), and reduced the proposed fine from $100,000 to $50,000, but reaffirmed its position on the bar from the securities industry.  Respondents promptly appealed FINRA’s revised ruling to the SEC.  All the requested or allowed briefs have been filed with the SEC.  The SEC upheld FINRA’s order on February 7, 2020 to bar, but eliminated FINRA’s proposed fine.  Ms. Springsteen-Abbott has filed a Petition for Review in the United States Court of Appeals for the District of Columbia Circuit to review a final order entered against her by the U.S. Securities and Exchange Commission.  As the SEC eliminated FINRA’s fine completely, Management is even more confident that regardless of final resolution, it will not result in any material adverse financial impact to the Funds, although a final assurance cannot be provided until the legal matter is resolved.  That appeal is pending as of August 14, 2020.

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

INDUSTRY OVERVIEW

The Equipment Leasing and Finance Association’s (ELFA) Monthly Leasing and Finance Index (MLFI-25), which reports economic activity from 25 companies representing a cross section of the $900 billion equipment finance sector, showed their overall new business volume for June was $8.9 billion, down 10 % year-over-year from new business volume in June 2019. Volume was up 33 % month-to-month from $6.7 billion in May. Year-to-date, cumulative new business volume was down 0.5 % compared to 2019.

Receivables over 30 days were 2.60%, down from 4.30 % the previous month and up from 1.70 % the same period in 2019. Charge-offs were 0.71%, up from 0.61 % the previous month, and up from 0.33 % in the year-earlier period.

Credit approvals totaled 71.5%, up from 71.0 % in May. Total headcount for equipment finance companies was down 1.9 % year-over-year.

Separately, the Equipment Leasing & Finance Foundation’s Monthly Confidence Index (MCI-EFI) in July is 45.3, steady with the May index of 45.8.

ELFA President and CEO Ralph Petta said, “The month of June’s pickup in new business volume is welcome news, but it remains to be seen whether this trend continues as the summer progresses. The economy is soft, too many employees are out of work as a result, and many states are struggling with the decision to re-open their economies.  Depending on the specific sectors they support, some ELFA member companies report robust originations, while others are challenged putting new deals on their books.”

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

Through June 30, 2020, the Partnership’s lease portfolio consisted of operating leases and finance leases. For operating leases, lease revenue is recognized on a straight-line basis in accordance with the terms of the lease agreement. Finance lease interest income is recorded over the term of the lease using the effective interest method.

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

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash

Our primary sources of cash for the six months ended June 30, 2020 were cash provided by operating activities of approximately $35,000 and net proceeds from the sale of equipment of approximately $107,000. Our primary sources of cash for the six months ended June 30, 2019 were cash provided by operating activities of approximately $2 and net proceeds from the sale of equipment of approximately $125.

Our primary use of cash for the six months ended June 30, 2020 was cash used in investing activities for the purchase of finance leases of approximately $20,000, equipment acquisition fees paid to the general partner of approximately $1,000 and partnership redemptions of approximately $8,000. There were no primary uses of cash for the six months ended June 30, 2019.

Cash was provided by operating activities for the six months ended June 30, 2020 of approximately $35,000, which includes a net loss of approximately $10,000, depreciation and amortization expenses of approximately $192,000 and gain on sale of equipment of approximately $47,000. Other noncash activities included in the determination of net income include direct payments to banks by lessees of approximately $68,000. Cash was provided by operating activities for the six months ended June 30, 2019 of approximately $2, which includes a net loss of approximately $112,000, depreciation and amortization expenses of approximately $280,000 and gain on sale of equipment of approximately $125. Other noncash activities included in the determination of net income include direct payments to banks by lessees of approximately $207,000.

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

At June 30, 2020, cash and cash equivalents were held in one account maintained at one financial institution with an aggregate balance of approximately $121,000. Bank accounts are federally insured up to $250,000 by the FDIC. At June 30, 2020, the total cash balance was as follows:
At June 30, 2020	Balance
Total bank balance	$121,000
FDIC insured	(121,000)
Uninsured amount	$-

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

The Partnership’s investment strategy of acquiring equipment and generally leasing it under triple-net leases to operators who generally meet specified financial standards minimizes our operating expenses. As of June 30, 2020, the Partnership had future minimum rentals on non-cancelable operating leases of approximately $178,000 for the balance of the year ending December 31, 2020 and approximately $59,000 thereafter.

As of June 30, 2020, our non-recourse debt was approximately $93,000 with interest rates ranging from 4.14% to 6.66% and will be payable through August 2024. The Partnership is scheduled to terminate on December 31, 2023. CCC will assume the obligation and rights to the remaining notes payable and its related secured equipment through their termination.

The Partnership was originally scheduled to end its operational phase on December 31, 2018. During the year ended December 31, 2018, the operational phase was officially extended to December 31, 2021 through an investor proxy vote. The Partnership is expected to terminate on December 31, 2023.

RESULTS OF OPERATIONS

Three months ended June 30, 2020 compared to three months ended June 30, 2019

Lease Revenue

Lease revenue decreased to approximately $180,000 for the three months ended June 30, 2020, from approximately $185,000 for the three months ended June 30, 2019. The Partnership had 20 and 33 active operating leases for the three months ended June 30, 2020 and 2019, respectively. This decrease in lease revenue is primarily due to a greater number of lease agreements ending versus new lease agreements being acquired. Management expects to add new leases to the Partnership’s portfolio throughout 2020, primarily through debt financing.

Sale of Equipment

For the three months ended June 30, 2020, the Partnership sold fully depreciated equipment with a net book value of approximately $13,000 for a net gain of approximately $13,000. This compares to the three months ended June 30, 2019, when the Partnership sold fully depreciated equipment with a net book value of approximately $0 for a net gain of approximately $125.

Operating Expenses

Our operating expenses, excluding depreciation, primarily consist of accounting and legal fees, outside service fees and reimbursement of expenses to CCC for administration and operation of the Partnership. These expenses increased to approximately $92,000 for the three months ended June 30, 2020, from approximately $73,000 for the three months ended June 30, 2019. This increase is primarily attributable to an increase in legal fees of approximately $12,000 associated with the FINRA matter (see Item 1. Legal Proceedings), an increase in Other LP expenses charged by CCC for the administration of the Partnership of approximately $7,000, an increase in outside office services of approximately $3,000 and an increase in office relocation expenses of approximately $3,000, partially offset by a decrease in other taxes of approximately $3,000 and a decrease in accounting fees of approximately $2,000.

Equipment Management Fees

We pay an equipment management fee to our general partner for managing our equipment portfolio. The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases and approximately 2% of the gross lease revenue attributable to equipment that is subject to finance leases. The equipment management fee decreased to approximately $6,000 for the three months ended June 30, 2020 from approximately $9,000 for the three months ended June 30, 2019, which is consistent with the decrease in lease revenue.

Depreciation and Amortization Expense

Depreciation and amortization expenses consist of depreciation on equipment and amortization of equipment acquisition fees. These expenses decreased to approximately $93,000 for the three months ended June 30, 2020, from approximately $139,000 for the three months ended June 30, 2019. This decrease was due to the higher frequency in the termination of leases and equipment being fully depreciated as compared to the acquisition of new leases for the three months ended June 30, 2020.

Net Income/Loss

For the three months ended June 30, 2020, we recognized revenue of approximately $215,000 and expenses of approximately $198,000 resulting in net income of approximately $17,000. For the three months ended June 30, 2019, we recognized revenue of approximately $195,000 and expenses of approximately $236,000 resulting in a net loss of approximately $41,000. This change to net income is due to the changes in revenue and expenses as described above.

Six months ended June 30, 2020 compared to six months ended June 30, 2019

Lease Revenue

Lease revenue decreased to approximately $341,000 for the six months ended June 30, 2020, from approximately $373,000 for the six months ended June 30, 2019. The Partnership had 33 and 34 active operating leases for the six months ended June 30, 2020 and 2019, respectively. This decrease in lease revenue is primarily due to a greater number of lease agreements ending versus new lease agreements being acquired. Management expects to add new leases to the Partnership’s portfolio throughout 2020, primarily through debt financing.

Sale of Equipment

On January 31, 2020, the Partnership entered into a Purchase and Sale Agreement, (the “Purchase Agreement”) with Cummins, Inc. (the “buyer”) to sell to the Buyer approximately 1,475 items of equipment that the Buyer previously leased from the Company. The General Partner allocated to the Partnership its share of approximately $180,000, for the sale price of primarily, High End Sun Servers and Small IBM Servers and recorded a gain on sale of equipment of approximately $34,000.

The Partnership disposed of and sold other equipment to various customers during the 2020 quarter. For the six months ended June 30, 2020, the Partnership sold equipment to other customers besides Cummins with a total net book value of $13,000 and net gain of approximately $13,000 (for total net book value of approximately $61,000 and total net gain of approximately $47,000, after adding for Cummins gain). This compared to the six months ended June 30, 2019, the Partnership sold equipment with net book value of approximately $0 for a net gain of approximately $125.

Operating Expenses

Our operating expenses, excluding depreciation, primarily consist of accounting and legal fees, outside service fees and reimbursement of expenses to CCC for administration and operation of the Partnership. These expenses increased to approximately $198,000 for the six months ended June 30, 2020, from approximately $177,000 for the six months ended June 30, 2019. This increase is primarily attributable to an increase in accounting fees of approximately $10,000, an increase in legal fees associated with the FINRA matter (see Item 1. Legal Proceedings) of approximately $5,000, an increase in outside office services of approximately $3,000 and an increase in office relocation services of approximately $3,000.

Equipment Management Fees

We pay an equipment management fee to our general partner for managing our equipment portfolio. The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases and approximately 2% of the gross lease revenue attributable to equipment that is subject to finance leases. The equipment management fee decreased to approximately $14,000 for the six months ended June 30, 2020 from approximately $19,000 for the six months ended June 30, 2019, which is consistent with the lease revenue.

Depreciation and Amortization Expense

Depreciation and amortization expenses consist of depreciation on equipment and amortization of equipment acquisition fees. These expenses decreased to approximately $192,000 for the six months ended June 30, 2020, from approximately $280,000 for the six months ended June 30, 2019. This decrease was due to the higher frequency in the termination of leases and equipment being fully depreciated as compared to the acquisition of new leases for the six months ended June 30, 2020.

Net Loss

For the six months ended June 30, 2020, we recognized revenue of approximately $421,000 and expenses of approximately $431,000, resulting in a net loss of approximately $10,000. For the six months ended June 30, 2019, we recognized revenue of approximately $391,000 expenses of approximately $503,000, resulting in a net loss of approximately $112,000. This change in net loss is due to the changes in revenue and expenses as described above.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

N/A

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of the General Partner’s Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures related to our reporting and disclosure obligations as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, the General Partner’s Chief Executive Officer and Principal Financial Officer have concluded that, as of June 30, 2020, our disclosure controls and procedures were not effective due to the presence of a material weakness in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013) and SEC guidance on conducting such assessments. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls. Based on this assessment, management has concluded that as of June 30, 2020, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (i) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our principal financial officer and principal accounting officer, in connection with the review of our financial statements as of June 30, 2020.

Remediation of Material Weakness

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following measure:

1.
We plan to incorporate a procedure within our written policies and procedures to require for nonrecurring, referenced as “one-off” journal entries to be reviewed and signed-off by two senior accounting officers to ensure appropriate transactions are recorded as intended to be reported for financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

We have started to implement this procedure as part of our monthly close process and anticipate that this procedure will be incorporated in our written policies and procedures by the end of fiscal year 2020. The material weakness will not be considered remediated, however, until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect that the remediation of this material weakness will be completed prior to the end of fiscal year 2020.

Changes in Internal Control over Financial Reporting:

There were no other changes in our internal control over financial reporting during the quarter ending June 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II: OTHER INFORMATION

Item 1. Legal Proceedings

Medshare

In January 2015, CCC, on behalf of the Funds, entered into a Purchase Agreement (“Purchase Agreement”) for the sale of the equipment to Medshare Technologies (“Medshare”) for approximately $3,400,000.  The Partnership’s share of the sale proceeds was approximately $77,000.  As of August 14, 2020, the Partnership had received approximately $62,000 of the approximate $77,000 sale proceeds and has recorded a reserve of $13,000 against the outstanding receivables.  On April 3, 2015 Medshare was obligated to make payment in full and failed to do so.  As a result, Medshare defaulted on its purchase agreement with CCC and was issued a demand letter for full payment of the equipment.  On June 25, 2015, Medshare filed a lawsuit in Texas state court for breach of contract (“State Suit”).  On June 26, 2015, Commonwealth filed a lawsuit in the Northern District of Texas against Medshare seeking payment in full and/or return of the Equipment and damages.

In July 2016, CCC, on behalf of the Funds, entered into a $1,400,000 binding Settlement Agreement (“Settlement Agreement”) with Medshare and its principal owner, Chris Cleary (collectively referred to as “Defendants”), who are held jointly and severally liable for the entire settlement.  On August 2, 2016, the Defendants made payment to CCC of an initial $200,000 to be followed by 24 structured monthly payments of approximately $50,000 per month to begin no later than September 15, 2016.  The Partnership’s share of the Settlement Agreement is approximately $23,000 and is to be applied against the net Medshare receivable of approximately $18,000 as of the settlement date. The remaining $5,000 will be applied against the $12,000 reserve and recorded as a bad debt recovery.  As of August 14, 2020, the Partnership received approximately $9,000 of the approximate $23,000 settlement agreement which was applied against the net Medshare receivable of approximately $18,000 as of the settlement date.  As Defendant defaulted on settlement agreement, CCC sought and obtained consent judgment from U.S. District Court for Northern District of Texas, Dallas Division on July 27, 2017 in the amount of $1.5 million, less $450,000 previously paid plus $6,757 in attorney fees, both the Defendant and Cleary being jointly and severally liable for the judgment amount.  The court also vacated the September 21, 2016 settlement dismissal.

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

FINRA

On May 3, 2013, the FINRA Department of Enforcement filed a complaint naming Commonwealth Capital Securities Corp. (“CCSC”) and the owner of the firm, Kimberly Springsteen-Abbott, as respondents; however, on October 22, 2013, FINRA filed an amended complaint that dropped the allegations against CCSC and reduced the scope of the allegations against Ms. Springsteen-Abbott.  The sole remaining charge was that Ms. Springsteen-Abbott had approved the misallocation of some expenses to certain Funds.  Management believes that the expenses at issue include amounts that were proper and that were properly allocated to Funds, and also identified a smaller number of expenses that had been allocated in error, but were adjusted and repaid to the affected Funds when they were identified in 2012.  During the period in question, Commonwealth Capital Corp. (“CCC”) and Ms. Springsteen-Abbott provided important financial support to the Funds, voluntarily absorbed expenses and voluntarily waived fees in amounts aggregating in excess of any questioned allocations.  A Hearing Panel ruled on March 30, 2015, that Ms. Springsteen-Abbott should be barred from the securities industry because the Panel concluded that she allegedly misallocated approximately $208,000 of expenses involving certain Funds over the course of three years.  As such, management had already reallocated back approximately $151,225 of the $208,000 (in allegedly misallocated expenses) to the affected funds, which was fully documented, as good faith payments for the benefit of those Income Funds.

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

On July 21, 2017, FINRA reduced the list of 1,840 items totaling $208,000 to a remaining list of 87 items totaling $36,226 (which includes approximately $30,000 of continuing education expenses for personnel providing services to the Funds), and reduced the proposed fine from $100,000 to $50,000, but reaffirmed its position on the bar from the securities industry.  Respondents promptly appealed FINRA’s revised ruling to the SEC.  All the requested or allowed briefs have been filed with the SEC.  The SEC upheld FINRA’s order on February 7, 2020 to bar, but eliminated FINRA’s proposed fine.  Ms. Springsteen-Abbott has filed a Petition for Review in the United States Court of Appeals for the District of Columbia Circuit to review a final order entered against her by the U.S. Securities and Exchange Commission.  As the SEC eliminated FINRA’s fine completely, Management is even more confident that regardless of final resolution, it will not result in any material adverse financial impact to the Funds, although a final assurance cannot be provided until the legal matter is resolved.  That appeal is pending as of August 14, 2020.

Item 1A. Risk Factors

COVID-19 Pandemic

The amount of revenue recognized and the pattern of revenue recognition may be impacted by COVID-19. Some of the business sectors that we service such as education centers, medical facilities, payroll administrators, manufacturing and transportation, we may need to account for returns and refund liabilities. The pattern of revenue recognition may change for delays in rendering services.

In periods ended subsequent to the outbreak of COVID-19, the impact on expected credit losses and future cash flow projections used in impairment testing will need to be considered.

The Company continues to evaluate whether adjustments to the financial statements are required or whether additional disclosures are necessary. In our leasing business, the Company is always subject to credit losses as it relates to a customer’s ability to make timely rental payments. The impact of COVID-19 may contribute to risk of non-performance, where a customer may experience financial difficulty and may delay in making timely payments.

The Company recognizes impairment of receivables and loans when losses are incurred, which is when it is probable that an entity will be unable to collect all amounts due according to the contractual terms of the arrangement. Impairment is measured based on the present value of expected future cash flows discounted at the receivable’s or loans effective interest rate, except that, as a practical expedient, impairment can be measured based on a receivable’s or loans’ observable market price or the fair value of the underlying collateral.

The Company believes its estimate of expected losses have been recognized based on historical experience, current conditions, and reasonable forecasts. The impacts of COVID-19 may necessitate additional adjustments in future forecasts of expected losses.

The Company has not yet adopted ASC Topic 326, Credit Lossesbut is subject to ASC 310 (see Note 2, Recent Accounting Pronouncements Not Yet Adopted). ASC 310-10 provides general guidance for receivables and notes that receivables arise from credit sales, loans, or other transactions.

Although the Partnership cannot estimate the length or gravity of the impact of the COVID-19 outbreak at this time, if the pandemic continues, it may have a material adverse effect on the Partnership results of future operations, financial position, and liquidity in fiscal year 2020 and beyond.

Material Weakness

Failure to maintain effective systems of internal control over financial reporting and disclosure controls and procedures could result in additional costs being incurred for remediation and cause a loss of confidence in our financial reporting.

Effective internal control over financial reporting is necessary for us to provide accurate financial information. We previously identified a material weakness in our internal controls over financial reporting as of June 30, 2020. We have concluded that our internal controls over financial reporting were not effective as of June 30, 2020 due to the existence of material weaknesses in our monthly close for not properly reviewing certain journal entries that had an impact on the internal controls over financial reporting.

We have started to implement this procedure as part of our monthly close process and anticipate that this procedure will be incorporated in our written policies and procedures by the end of fiscal year 2020. The material weakness will not be considered remediated, however, until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect that the remediation of this material weakness will be completed prior to the end of fiscal year 2020.

If our remediation measures are insufficient to address the identified deficiencies, or if additional deficiencies in our internal control over financial reporting are discovered or occur in the future, our financial statements may contain material misstatements and we could be required to restate our financial results. Moreover, because of the inherent limitations of any control system, material misstatements due to error or fraud may not be prevented or detected on a timely basis, or at all. If we are unable to provide reliable and timely financial reports in the future, our business and reputation may be further harmed. Failures in internal controls may negatively affect investor confidence in our management and the accuracy of our financial statements and disclosures, or result in adverse publicity and concerns from investors, any of which could have a negative effect, subject us to regulatory investigations and penalties and/or shareholder litigation, and materially adversely impact our business and financial condition.

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

COMMONWEALTH INCOME & GROWTH FUND VI
BY: COMMONWEALTH INCOME & GROWTH FUND, INC., General Partner
August 14, 2020	By: /s/ Kimberly A. Springsteen-Abbott
Date	Kimberly A. Springsteen-Abbott
Chief Executive Officer And Principal Financial Officer Commonwealth Income & Growth Fund, Inc.

August 14, 2020 Date	By: /s/ Karl A. Hazen Karl A. Hazen SEC Reporting Officer