Form 10-Q
period 2020-09-30
Commonwealth Income & Growth Fund VI
filed 2020-11-16
CIK 1351901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020 or

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

  FORM 10-Q
SEPTEMBER 30, 2020

  Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

Commonwealth Income & Growth Fund VI
Condensed Balance Sheets

	September 30,	December 31,
	2020	2019
	(unaudited)
ASSETS
Cash and cash equivalents	$179,311	$3,624
Lease income receivable, net of reserve of approximately $33,000 and $63,000 at September 30, 2020 and December 31, 2019, respectively	23,747	108,646
Accounts receivable, Commonwealth Capital Corp., net of accounts payable of approximately $5,000 and $50,000 at September 30, 2020 and December 31, 2019, respectively	46,246	74,026
Other receivables, net of reserve of approximately $15,000 and $12,000 at September 30, 2020 and December 31, 2019, respectively	25,178	9,255
Prepaid expenses	3,780	3,042
	278,262	198,593

Equipment, at cost	3,536,865	4,825,207
Accumulated depreciation	(3,352,875)	(4,381,343)
	183,990	443,864

Equipment acquisition costs and deferred expenses, net of accumulated amortization of approximately $15,000 and $32,000 at September 30, 2020 and December 31, 2019, respectively	5,271	10,328

Total Assets	$467,523	$652,785

LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES
Accounts payable	$77,693	$133,865
Accounts payable, CIGF, Inc., net	111,943	137,577
Other accrued expenses	6	5,059
Unearned lease income	20,638	41,988
Notes payable	70,324	160,453
Total Liabilities	280,604	478,942

COMMITMENTS AND CONTINGENCIES
PARTNERS' CAPITAL
General Partner	1,000	1,000
Limited Partners	185,919	172,843
Total Partners' Capital	186,919	173,843

Total Liabilities and Partners' Capital	$467,523	$652,785

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund VI
Condensed Statements of Operations
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenue
Lease	$121,083	$185,054	$462,271	$557,810
Interest and other	3	13	17,790	2,567
Sales and property taxes	2,711	6,394	18,173	21,623
Gain on sale of equipment	19,696	-	66,390	125
Total revenue and gain on sale of equipment	143,493	191,461	564,624	582,125

Expenses
Operating, excluding depreciation	46,980	25,984	244,579	202,589
Equipment management fee, General Partner	6,054	9,253	20,021	27,891
Interest	1,183	4,477	4,778	17,192
Depreciation	51,218	110,096	238,336	377,095
Amortization of equipment acquisition costs
and deferred expenses	1,581	3,414	6,628	16,352
Sales and property taxes	2,711	6,394	18,173	21,623
Bad debt expense	2,848	178	11,175	178
Total expenses	112,575	159,796	543,690	662,920

Net Income (loss)	$30,918	$31,665	$20,934	$(80,795)

Net income (loss) allocated to Limited Partners	$30,918	$31,665	$20,934	$(80,795)

Net income (loss) per equivalent Limited Partnership unit	$0.02	$0.02	$0.01	$(0.05)

Weighted average number of equivalent Limited
Partnership units outstanding during the period	1,741,755	1,744,330	1,742,562	1,744,330

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund VI
Condensed Statement of Partners' Capital
For the three, six and nine months ended September 30, 2020 and 2019
(unaudited)

	General	Limited
	Partner	Partner	General	Limited
	Units	Units	Partner	Partners	Total
Balance, January 1, 2020	50	1,744,254	$1,000	$172,843	$173,843
Net loss	-	-	-	(26,630)	(26,630)
Redemptions	-	(2,500)	-	(7,858)	(7,858)
Balance, March 31, 2020	50	1,741,754	$1,000	$138,355	$139,355
Net income	-	-	-	16,646	16,646
Balance, June 30, 2020	50	1,741,754	$1,000	$155,001	$156,001
Net income	-	-	-	30,918	30,918
Balance, September 30, 2020	50	1,741,754	$1,000	$185,919	$186,919

	General	Limited
	Partner	Partner	General	Limited
	Units	Units	Partner	Partners	Total
Balance, January 1, 2019	50	1,744,254	$1,000	$300,574	$301,574
Net loss	-	-	-	(71,225)	(71,225)
Balance, March 31, 2019	50	1,744,254	$1,000	$229,349	$230,349
Net loss	-	-	-	(41,235)	(41,235)
Balance, June 30, 2019	50	1,744,254	$1,000	$188,114	$189,114
Net income	-	-	-	31,665	31,665
Balance, September 30, 2019	50	1,744,254	$1,000	$219,779	$220,779

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund VI
Condensed Statements of Cash Flow
(unaudited)

	Nine months ended
	September 30,
	2020	2019

Net cash provided by operating activities	$97,187	$48,843

Cash flows from investing activities
Capital expenditures	(39,250)	-
Equipment acquisition fees paid to General Partner	(1,570)	-
Net proceeds from the sale of equipment	127,178	125
		-
Net cash provided by investing activities	86,358	125

Cash flows from financing activities
Redemptions	(7,858)	-

Net cash used in financing activities	(7,858)	-

Net increase in cash and cash equivalents	175,687	48,968

Cash and cash equivalents, beginning of the period	3,624	5,863

Cash and cash equivalents, end of the period	$179,311	$54,831

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The financial information presented as of any date other than December 31, 2019 has been prepared from the books and records without audit. The following unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Financial information as of December 31, 2019 has been derived from the audited financial statements of the Partnership, but does not include all disclosures required by generally accepted accounting principles to be included in audited financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated, have been included. Operating results for the nine months ended September 30, 2020 are not necessarily indicative of financial results that may be expected for the full year ended December 31, 2020.

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

Disclosure of Fair Value Financial Instruments

Estimated fair value was determined by management using available market information and appropriate valuation methodologies. However, judgment was necessary to interpret market data and develop estimated fair value. Cash and cash equivalents, receivables, accounts payable and accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values as of September 30, 2020 and December 31, 2019 due to the short-term nature of these financial instruments.

The Partnership’s long-term debt consists of notes payable, which are secured by specific equipment and are nonrecourse liabilities of the Partnership. The estimated fair value of this debt at September 30, 2020 and December 31, 2019 approximates the carrying value of these instruments, due to the interest rates on the debt approximating current market interest rates. The Partnership classifies the fair value of its notes payable within Level 2 of the valuation hierarchy based on the observable inputs used to estimate fair value.

Cash and cash equivalents

At September 30, 2020, cash and cash equivalents were held in one account maintained at one financial institution with an aggregate balance of approximately $182,000. Bank accounts are federally insured up to $250,000 by the FDIC. At September 30, 2020, the total cash balance was as follows:

At September 30, 2020	Balance
Total bank balance	$182,000
FDIC insured	(182,000)
Uninsured amount	$-

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

Gains from the sale of equipment resulting from early buyouts are recognized when the lease is modified and terminated concurrently. Gain from sale of equipment included in revenue for the nine months ended September 30, 2020 and 2019, was approximately $66,000 and $0, respectively.

CCC, on behalf of the Partnership and on behalf of other affiliated companies and partnerships (“partnerships”), acquires equipment subject to associated debt obligations and lease agreements and allocates a participation in the cost, debt and lease revenue to the various companies based on certain risk factors.

The Partnership’s share of the cost of the equipment in which it participates with other partnerships at September 30, 2020 was approximately $2,503,000 and is included in the Partnership’s equipment on its balance sheet. The total cost of the equipment shared by the Partnership with other partnerships at September 30, 2020 was approximately $8,860,000. The Partnership’s share of the outstanding debt associated with this equipment at September 30, 2020 was approximately $30,000 and is included in the Partnership’s notes payable on its balance sheet. The total outstanding debt related to the equipment shared by the Partnership at September 30, 2020 was approximately $343,000.
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

The following is a schedule of approximate future minimum rentals on non-cancellable operating leases:
Periods Ended December 31,	Amount
Three months ended December 31, 2020	$75,000
Year Ended December 31, 2021	41,000
Year Ended December 31, 2022	16,000
Year Ended December 31, 2023	11,500
Year Ended December 31, 2024	6,000
$149,500

The Partnership is scheduled to terminate on December 31, 2023. CCC will assume the rights to the remaining active leases and their related remaining revenue stream through their termination.

4. Related Party Transactions

 Receivables/Payables

As of September 30, 2020, and December 31, 2019, the Company’s related party receivables and payables are short term, unsecured and non-interest bearing. Effective April 2, 2020, CCC agreed to convert approximately $128,000 of the December 31, 2019 related party payables from due on demand to long term. Such payables won't be due until sometime after April 15, 2021. The purpose of this was to help the Partnership with preserving liquidity.
Nine months ended September 30,	2020	2019

Reimbursable expenses
The General Partner and its affiliates are entitled to reimbursement by the Partnership for the cost of goods, supplies or services obtained and used by the General Partner in connection with the administration and operation of the Partnership from third parties unaffiliated with the General Partner. In addition, the General Partner and its affiliates are entitled to reimbursement of certain expenses incurred by the General Partner and its affiliates in connection with the administration and operation of the Partnership.  For the nine months ended September 30, 2020 and 2019, the Partnership was charged approximately $82,000 and $73,000 in Other LP expense, respectively.
	$234,000	$183,000
Equipment acquisition fee
The General Partner earned an equipment acquisition fee of 4% of the purchase price of each item of equipment purchased as compensation for the negotiation of the acquisition of the equipment and lease thereof or sale under a conditional sales contract.	$2,000	$-
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
	$20,000	$28,000
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
	$5,000	$-

5. Notes Payable

Notes payable consisted of the following approximate amounts:

	September 30, 2020	December 31, 2019
Installment note payable to bank; interest rate of 5.46%, due in monthly installments of $4,364, including interest, with final payment in January 2020	$-	4,000
Installment note payable to bank; interest rate of 5.93%, due in monthly installments of $1,425, including interest, with final payment in February 2020	-	3,000
Installment note payable to bank; interest rate of 5.56%, due in monthly installments of $2,925, including interest, with final payment in June 2020	-	17,000
Installment note payable to bank; interest rate of 4.87%, due in quarterly installments of $4,785, including interest, with final payment in October 2020	4,500	18,000
Installment note payable to bank; interest rate of 5.31%, due in quarterly installments of $6,157, including interest, with final payment in January 2021	12,000	30,000
Installment note payable to bank; interest rate of 6.33%, due in quarterly installments of $5,805, including interest, with final payment in January 2021	11,500	28,000
Installment note payable to bank; interest rate of 6.66%, due in quarterly installments of $2,774, including interest, with final payment in January 2021	5,500	13,000
Installment note payable to bank; interest rate of 5.33%, due in monthly installments of $582, including interest, with final payment in August 2021	6,000	11,000
Installment note payable to bank; interest rate of 4.14%, due in monthly installments of $705, including interest, with final payment in August 2024	30,500	36,000
	$70,000	$160,000

The notes are secured by specific equipment with a carrying value of approximately $110,000 and are nonrecourse liabilities of the Partnership. As such, the notes do not contain any financial debt covenants with which we must comply on either an annual or quarterly basis. Aggregate approximate maturities of notes payable for each of the periods subsequent to September 30, 2020 are as follows:
Amount
Three months ended December 31, 2020	$22,000
Year ended December 31, 2021	26,000
Year ended December 31, 2022	8,000
Year ended December 31, 2023	8,000
Year ended December 31, 2024	6,000
$70,000

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

Other noncash activities included in the determination of net loss are as follows:

Nine months ended September 30,	2020	2019
Lease revenue net of interest expense on notes payable realized as a result of direct payment of principal by lessee to bank	$90,000	$305,000

During the nine months ended September 30, 2020 and 2019, the Partnership wrote-off fully amortized acquisition and finance fees of approximately $24,000 and $1,000, respectively.

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

Medshare

In January 2015, CCC, on behalf of the Funds, entered into a Purchase Agreement (“Purchase Agreement”) for the sale of the equipment to Medshare Technologies (“Medshare”) for approximately $3,400,000.  The Partnership’s share of the sale proceeds was approximately $77,000.  As of November 16, 2020, the Partnership had received approximately $62,000 of the approximate $77,000 sale proceeds and has recorded a reserve of $15,000 against the outstanding receivables.  On April 3, 2015 Medshare was obligated to make payment in full and failed to do so.  As a result, Medshare defaulted on its purchase agreement with CCC and was issued a demand letter for full payment of the equipment.  On June 25, 2015, Medshare filed a lawsuit in Texas state court for breach of contract (“State Suit”).  On June 26, 2015, Commonwealth filed a lawsuit in the Northern District of Texas against Medshare seeking payment in full and/or return of the Equipment and damages.

In July 2016, CCC, on behalf of the Funds, entered into a $1,400,000 binding Settlement Agreement (“Settlement Agreement”) with Medshare and its principal owner, Chris Cleary (collectively referred to as “Defendants”), who are held jointly and severally liable for the entire settlement.  On August 2, 2016, the Defendants made payment to CCC of an initial $200,000 to be followed by 24 structured monthly payments of approximately $50,000 per month to begin no later than September 15, 2016.  The Partnership’s share of the Settlement Agreement is approximately $23,000 and is to be applied against the net Medshare receivable of approximately $18,000 as of the settlement date. The remaining $5,000 will be applied against the $15,000 reserve and recorded as a bad debt recovery.  As of November 16, 2020, the Partnership received approximately $9,000 of the approximate $23,000 settlement agreement which was applied against the net Medshare receivable of approximately $18,000 as of the settlement date.  As Defendant defaulted on settlement agreement, CCC sought and obtained consent judgment from U.S. District Court for Northern District of Texas, Dallas Division on July 27, 2017 in the amount of $1.5 million, less $450,000 previously paid plus $6,757 in attorney fees, both the Defendant and Cleary being jointly and severally liable for the judgment amount.  The court also vacated the September 21, 2016 settlement dismissal.

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

On July 21, 2017, FINRA reduced the list of 1,840 items totaling $208,000 to a remaining list of 87 items totaling $36,226 (which includes approximately $30,000 of continuing education expenses for personnel providing services to the Funds), and reduced the proposed fine from $100,000 to $50,000, but reaffirmed its position on the bar from the securities industry.  Respondents promptly appealed FINRA’s revised ruling to the SEC.  All the requested or allowed briefs have been filed with the SEC.  The SEC upheld FINRA’s order on February 7, 2020 to bar, but eliminated FINRA’s proposed fine.  Ms. Springsteen-Abbott has filed a Petition for Review in the United States Court of Appeals for the District of Columbia Circuit to review a final order entered against her by the U.S. Securities and Exchange Commission.  As the SEC eliminated FINRA’s fine completely, Management is even more confident that regardless of final resolution, it will not result in any material adverse financial impact to the Funds, although a final assurance cannot be provided until the legal matter is resolved.  That appeal is pending as of November 16, 2020.

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

INDUSTRY OVERVIEW

ELFA President and CEO Ralph Petta said, “Despite the drop in September year-over-year new business, a look at the data beginning with the advent of the pandemic in February shows that the industry, in general is holding its own. In fact, anecdotal evidence from some ELFA member companies indicates they are enjoying a very strong year. Tempering this positive data point; however, is a spike in losses – not surprising, given that the losses in all likelihood reflect customers in distressed industry sectors significantly impacted by the economic downturn resulting from the COVID pandemic.”

“The pandemic continues to have a negative impact on the overall economy, and this data demonstrates that our industry is not immune. However, the 24% growth in month-to-month volume in September 2020 MLFI-25 is promising,” said Anthony Sasso, Head of TD Equipment Finance. “Within any disruption, there is opportunity. Here at TDEF, we have seen our customers find innovative ways to continue to grow, and we ourselves have been able to increase our portfolio. The low interest rate environment, combined with rising spot rates within trucking, presents a good opportunity for those companies who are in a position to expand.”

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

REVENUE RECOGNITION

The Partnership is principally engaged in the business of leasing equipment. Ancillary to the Partnership’s principal equipment leasing business, the Partnership also sells certain equipment and may offer certain services to support its customers.

The Partnership’s lease transactions are principally accounted for under Topic 842 on January 1, 2019. Prior to Topic 842, the Partnership accounted for these transactions under Topic 840, Leases (“Topic 840”). Lease revenue includes revenue generated from leasing equipment to customers, including re-rent revenue, and is recognized either on a straight-line basis or using the effective interest method over the length of the lease contract, if such lease is either an operating lease or finance lease, respectively.

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

Through September 30, 2020, the Partnership’s lease portfolio consisted of operating leases. For operating leases, lease revenue is recognized on a straight-line basis in accordance with the terms of the lease agreement.

Upon the end of the lease term, if the lessee has not met the return conditions as set out in the lease, the Partnership is entitled in certain cases to additional compensation from the lessee. The Partnership’s accounting policy for recording such payments is to treat them as revenue.

Gains or losses from sales of leased and off-lease equipment are recorded on a net basis in the Partnership’s Statement of Operations. Gains from the sale of equipment resulting from early buyouts are recognized when the lease is modified and terminated concurrently. Our leases do not contain any step-rent provisions or escalation clauses nor are lease revenues adjusted based on any index.

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

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash

Our primary sources of cash for the nine months ended September 30, 2020, were cash provided by operating activities of approximately $97,000 and net proceeds from the sale of equipment of approximately $127,000, compared to the nine months ended September 30, 2019 where our primary source of cash was cash provided by operating activities of approximately $49,000.

Our primary uses of cash for the nine months ended September 30, 2020 were capital expenditures in investing activities of approximately $39,000, equipment acquisition fees paid to the GP of approximately $2,000 and redemptions of approximately $8,000. For the nine months ended September 30, 2019, there were no primary uses of cash.

Cash was provided by operating activities for the nine months ended September 30, 2020 of approximately $97,000, which includes net income of approximately $21,000 and depreciation and amortization expenses of approximately $245,000.  Other noncash activities included in the determination of net income include direct payments to banks by lessees of approximately $90,000.  For the nine months ended September 30, 2019, cash was provided by operating activities of approximately $49,000, which includes net loss of approximately $81,000 and depreciation and amortization expenses of approximately $393,000.  Other noncash activities included in the determination of net income include direct payments to banks by lessees of approximately $305,000.

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

At September 30, 2020, cash and cash equivalents were held in one account maintained at one financial institution with an aggregate balance of approximately $182,000. Bank accounts are federally insured up to $250,000 by the FDIC. At September 30, 2020, the total cash balance was as follows:

At September 30, 2020	Balance
Total bank balance	$182,000
FDIC insured	(182,000)
Uninsured amount	$-

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

The Partnership’s investment strategy of acquiring equipment and generally leasing it under triple-net leases to operators who generally meet specified financial standards minimizes our operating expenses. As of September 30, 2020, the Partnership had future minimum rentals on non-cancelable operating leases of approximately $75,000 for the balance of the year ending December 31, 2020 and approximately $74,500 thereafter.

As of September 30, 2020, our non-recourse debt was approximately $70,000 with interest rates ranging from 4.14% to 6.66% and will be payable through August 2024. The Partnership is scheduled to terminate on December 31, 2023. CCC will assume the obligation and rights to the remaining notes payable and its related secured equipment through their termination.

The Partnership was originally scheduled to end its operational phase on December 31, 2018. During the year ended December 31, 2018, the operational phase was officially extended to December 31, 2021 through an investor proxy vote. The Partnership is expected to terminate on December 31, 2023.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2020 compared to Three Months Ended September 30, 2019

Lease Revenue

Lease revenue decreased to approximately $121,000 for the three months ended September 30, 2020, from approximately $185,000 for the three months ended September 30, 2019.  The Partnership had 21 and 34 active operating leases for the three months ended September 30, 2020 and 2019, respectively.  This decrease in lease revenue is primarily due to a greater number of lease agreements ending versus new lease agreements being acquired. Management expects to add new leases to the Partnership’s portfolio throughout 2020, primarily through debt financing.

Sale of Equipment

For the three months ended September 30, 2020, the Partnership sold fully depreciated equipment with a net book value of approximately $0 for a net gain of approximately $20,000.  This compares to the three months ended September 30, 2019, when the Partnership had no equipment sales.

Operating Expenses

Our operating expenses, excluding depreciation, primarily consist of accounting and legal fees, outside service fees and reimbursement of expenses to CCC for administration and operation of the Partnership. These expenses increased to approximately $47,000 for the three months ended September 30, 2020, from approximately $26,000 for the three months ended September 30, 2019.  This increase is primarily attributable to an increase in legal fees associated with the FINRA matter (see Item 1. Legal Proceedings) of approximately $13,000 and “Other LP” expenses charged by CCC for the administration of the Partnership of approximately $7,000.

Equipment Management Fees

We pay an equipment management fee to our general partner for managing our equipment portfolio. The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases and approximately 2% of the gross lease revenue attributable to equipment that is subject to direct financing leases. The equipment management fee decreased to approximately $6,000 for the three months ended September 30, 2020, from approximately $9,000 for the three months ended September 30, 2019. This decrease in equipment management fees is consistent with the decrease in lease revenue as described above.

Depreciation and Amortization Expense

Depreciation and amortization expenses consist of depreciation on equipment and amortization of equipment acquisition fees. These expenses decreased to approximately $53,000 for the three months ended September 30, 2020, from approximately $114,000 for the three months ended September 30, 2019. This decrease was due to the higher frequency in the termination of leases and equipment being fully depreciated as compared to the acquisition of new leases for the three months ended September 30, 2020.

Net Income

For the three months ended September 30, 2020, we recognized revenue of approximately $144,000 and expenses of approximately $113,000, resulting in net income of approximately $31,000.  For the three months ended September 30, 2019, we recognized revenue of approximately $192,000 and expenses of approximately $160,000, resulting in net income of approximately $32,000.  This change in net income is due to the changes in revenue and expenses as described above.

Nine Months Ended September 30, 2020 compared to Nine Months Ended September 30, 2019

Lease Revenue

Our lease revenue decreased to approximately $462,000 for the nine months ended September 30, 2020, from approximately $558,000 for the nine months ended September 30, 2019.  The Partnership had 34 and 35 active operating leases for the nine months ended September 30, 2020 and 2019.  This decrease in lease revenue is primarily due to the termination of existing lease agreements with higher rental rates. Management expects to add new leases to the Partnership’s portfolio throughout 2020, primarily through debt financing.

Sale of Equipment

On January 31, 2020, the Partnership entered into a Purchase and Sale Agreement, (the “Purchase Agreement”) with Cummins, Inc. (the “buyer”) to sell to the Buyer approximately 1,475 items of equipment that the Buyer previously leased from the Company. The General Partner allocated to the Partnership its share of approximately $85,000, for the sale price of primarily, High End Sun Servers and Small IBM Servers and recorded a gain on sale of equipment of approximately $34,000. The Partnership disposed of and sold other equipment to various customers during 2020. For the nine months ended September 30, 2020, the Partnership sold equipment to other customers besides Cummins with a total net book value of $13,000 and net gain of approximately $32,000. This compared to the nine months ended September 30, 2019, the Partnership sold equipment with net book value of approximately $0 for a net gain of approximately $125.

Operating Expenses

Our operating expenses, excluding depreciation, primarily consist of accounting and legal fees, outside service fees and reimbursement of expenses to CCC for administration and operation of the Partnership. These expenses increased to approximately $245,000 for the nine months ended September 30, 2020, from approximately $203,000 for the nine months ended September 30, 2019. This increase is primarily attributable to an increase in legal fees associated with the FINRA matter (see Item 1. Legal Proceedings) of approximately $18,000, accounting fees related to changes in tax reporting of approximately $10,000, “Other LP” expenses charged by CCC for the administration of the Partnership of approximately $9,000 and outside office services-investor services of approximately $6,000.

Equipment Management Fees

We pay an equipment management fee to our general partner for managing our equipment portfolio. The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases and approximately 2% of the gross lease revenue attributable to equipment that is subject to direct financing leases. The equipment management fee decreased to approximately $20,000 for the nine months ended September 30, 2020 from approximately $28,000 for the nine months ended September 30, 2019.  This decrease is consistent with the overall decrease in lease revenue.

Depreciation and Amortization Expense

Depreciation and amortization expenses consist of depreciation on equipment and amortization of equipment acquisition fees. These expenses decreased to approximately $245,000 for the nine months ended September 30, 2020, from approximately $393,000 for the nine months ended September 30, 2019. This decrease was due to the higher frequency in the termination of leases and equipment being fully depreciated as compared to the acquisition of new leases for the nine months ended September 30, 2020.

Net Income (Loss)

For the nine months ended September 30, 2020, we recognized revenue of approximately $565,000 and expenses of approximately $544,000, resulting in net income of approximately $21,000.  For the nine months ended September 30, 2019, we recognized revenue of approximately $582,000 and expenses of approximately $663,000, resulting in a net loss of approximately $81,000. This change in net income is due to the changes in revenue and expenses as described above.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

N/A

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of the General Partner’s Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures related to our reporting and disclosure obligations as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, the General Partner’s Chief Executive Officer and Principal Financial Officer have concluded that, as of September 30, 2020, our disclosure controls and procedures were not effective due to the presence of a material weakness in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013) and SEC guidance on conducting such assessments. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls. Based on this assessment, management has concluded that as of September 30, 2020, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (i) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our principal financial officer and principal accounting officer, in connection with the review of our financial statements as of June 30, 2020.

Remediation of Material Weakness

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have implemented the following measure:

        1.    We have incorporated a procedure within our written policies and procedures to require for nonrecurring journal entries, referenced as “one-off” journal entries to be reviewed and signed-off by both the accounting manager and a senior staff accountant to ensure appropriate transactions are recorded as intended to be reported for financial reporting and                 the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

 The material weakness will not be considered remediated, however, until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect that the remediation of this material weakness will be completed by the end of fiscal year 2020.

Changes in Internal Control over Financial Reporting:

There were no other changes in our internal control over financial reporting during the quarter ending September 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II: OTHER INFORMATION

Item 1. Legal Proceedings

Medshare

In January 2015, CCC, on behalf of the Funds, entered into a Purchase Agreement (“Purchase Agreement”) for the sale of the equipment to Medshare Technologies (“Medshare”) for approximately $3,400,000.  The Partnership’s share of the sale proceeds was approximately $77,000.  As of November 16, 2020, the Partnership had received approximately $62,000 of the approximate $77,000 sale proceeds and has recorded a reserve of $15,000 against the outstanding receivables.  On April 3, 2015 Medshare was obligated to make payment in full and failed to do so.  As a result, Medshare defaulted on its purchase agreement with CCC and was issued a demand letter for full payment of the equipment.  On June 25, 2015, Medshare filed a lawsuit in Texas state court for breach of contract (“State Suit”).  On June 26, 2015, Commonwealth filed a lawsuit in the Northern District of Texas against Medshare seeking payment in full and/or return of the Equipment and damages.

In July 2016, CCC, on behalf of the Funds, entered into a $1,400,000 binding Settlement Agreement (“Settlement Agreement”) with Medshare and its principal owner, Chris Cleary (collectively referred to as “Defendants”), who are held jointly and severally liable for the entire settlement.  On August 2, 2016, the Defendants made payment to CCC of an initial $200,000 to be followed by 24 structured monthly payments of approximately $50,000 per month to begin no later than September 15, 2016.  The Partnership’s share of the Settlement Agreement is approximately $23,000 and is to be applied against the net Medshare receivable of approximately $18,000 as of the settlement date. The remaining $5,000 will be applied against the $15,000 reserve and recorded as a bad debt recovery.  As of November 16, 2020, the Partnership received approximately $9,000 of the approximate $23,000 settlement agreement which was applied against the net Medshare receivable of approximately $18,000 as of the settlement date.  As Defendant defaulted on settlement agreement, CCC sought and obtained consent judgment from U.S. District Court for Northern District of Texas, Dallas Division on July 27, 2017 in the amount of $1.5 million, less $450,000 previously paid plus $6,757 in attorney fees, both the Defendant and Cleary being jointly and severally liable for the judgment amount.  The court also vacated the September 21, 2016 settlement dismissal.

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

On July 21, 2017, FINRA reduced the list of 1,840 items totaling $208,000 to a remaining list of 87 items totaling $36,226 (which includes approximately $30,000 of continuing education expenses for personnel providing services to the Funds), and reduced the proposed fine from $100,000 to $50,000, but reaffirmed its position on the bar from the securities industry.  Respondents promptly appealed FINRA’s revised ruling to the SEC.  All the requested or allowed briefs have been filed with the SEC.  The SEC upheld FINRA’s order on February 7, 2020 to bar, but eliminated FINRA’s proposed fine.  Ms. Springsteen-Abbott has filed a Petition for Review in the United States Court of Appeals for the District of Columbia Circuit to review a final order entered against her by the U.S. Securities and Exchange Commission.  As the SEC eliminated FINRA’s fine completely, Management is even more confident that regardless of final resolution, it will not result in any material adverse financial impact to the Funds, although a final assurance cannot be provided until the legal matter is resolved.  That appeal is pending as of November 16, 2020.

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

Effective internal control over financial reporting is necessary for us to provide accurate financial information. We previously identified a material weakness in our internal controls over financial reporting as of June 30, 2020. We have concluded that our internal controls over financial reporting were not effective as of September 30, 2020 due to the existence of material weaknesses in our monthly close for not properly reviewing certain journal entries that had an impact on the internal controls over financial reporting.

The material weakness will not be considered remediated, however, until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect that the remediation of this material weakness will be completed by the end of fiscal year 2020.

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

COMMONWEALTH INCOME & GROWTH FUND VI
BY: COMMONWEALTH INCOME & GROWTH FUND, INC., General Partner

November 16, 2020	By: /s/ Kimberly A. Springsteen-Abbott
Date	Kimberly A. Springsteen-Abbott
Chief Executive Officer Commonwealth Income & Growth Fund, Inc.

November 16, 2020	By: /s/ Theodore Cavaliere
Date	Theodore Cavaliere
Vice President, Financial Operations Principal