Form 10-K
period 2020-12-31
Commonwealth Income & Growth Fund VI
filed 2021-04-19
CIK 1351901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED) FOR THE FISCAL YEAR ENDED DECEMBER 31, 2020 or

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
DECEMBER 31, 2020

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

In order to make a redemption request, Limited Partners will be required to advise the General Partner in writing of such request. Upon receipt of such notification, the Partnership will provide detailed forms and instructions to complete the request. During the years ended December 31, 2020 and 2019, limited partners redeemed 2,500 and 0 units, respectively, of the partnership for a total redemption price of approximately $7,858.26 and $0, respectively, in accordance with the terms of the limited partnership agreement.

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

As of December 31, 2020, all equipment purchased by the Partnership is subject to an operating lease or a finance lease. The Partnership may also engage in sale/leaseback transactions, pursuant to which the Partnership would purchase equipment from companies that would then immediately lease the equipment from the Partnership. The Partnership may also purchase equipment which is leased under full payout net leases or sold under conditional sales contracts at the time of acquisition or the Partnership may enter into a full payout net lease or conditional sales contract with a third party when the Partnership acquires an item of equipment.

The Partnership may enter into arrangements with one or more manufacturers pursuant to which the Partnership purchases equipment that has previously been leased directly by the manufacturer to third parties (“vendor leasing agreements”). The Partnership and manufacturers may agree to obtain non-recourse loans from the manufacturers, to finance the acquisition of equipment. Such loans would be secured only by the specific equipment financed and the receivables due to the manufacturers from users of such equipment. It is expected that the manufacturers of equipment will provide maintenance, remarketing and other services for the equipment subject to such agreements. As of December 31, 2020, the Partnership has no such agreements.

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

DIVERSIFICATION

Diversification is generally desirable to minimize the effects of changes in specific industries, local economic conditions or similar risks. However, the extent of the Partnership’s diversification, in the aggregate and within each category of equipment, depends in part upon the financing which can be assumed by the Partnership or borrowed from third parties on satisfactory terms. The Partnership’s policy not to borrow on a recourse basis will further limit its financing options. Diversification also depends on the availability of various types of equipment. For the year ended December 31, 2020, the Partnership has acquired a diversified equipment portfolio, which it has leased to different companies located throughout the United States.

The equipment types comprising the portfolio at December 31, 2020 are as follows:

Equipment Type	Approximate %
Datacom	17%
Desktops - Tier 1/Laptops	10%
Digital Storage	25%
Fitness Equipment	1%
High End Servers	15%
High Volume & Spec Printers	1%
Inventory Control Systems	6%
Multifunction Centers	13%
Servers/Other	12%
Total	100%

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

The Partnership’s policy is to generally enter into “triple net leases” which typically provide that the lessee or some other party bear the risk of physical loss of the equipment; pay taxes relating to the lease or use of the equipment; maintain the equipment; indemnify the Partnership-lessor against any liability suffered by the Partnership as the result of any act or omission of the lessee or its agents; maintain casualty insurance in an amount equal to the greater of the full value of the equipment and a specified amount set forth in the lease; and maintain liability insurance naming the Partnership as an additional insured with a minimum coverage which the General Partner deems appropriate. In addition, the Partnership may purchase “umbrella” insurance policies to cover excess liability and casualty losses, to the extent deemed practicable and advisable by the General Partner. As of December 31, 2020, all leases that have been entered into are “triple net leases.”

The terms and conditions of the Partnership’s leases are each determined by negotiation and may impose substantial obligations upon the Partnership. Where the Partnership assumes maintenance or service obligations, the General Partner generally causes the Partnership to enter into separate maintenance or service agreements with manufacturers or certified maintenance organizations to provide such services. Such agreements generally require annual or more frequent adjustment of service fees. As of December 31, 2020, the Partnership has not entered into any such agreements.

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

BORROWING POLICIES

The General Partner, at its discretion, may cause the Partnership to incur debt in the maximum aggregate amount of 30% of the aggregate cost of the equipment owned by the Partnership, or subject to conditional sales contracts. The Partnership will incur only non-recourse debt that is secured by equipment and lease income therefrom. Such leveraging permits the Partnership to increase the aggregate amount of its depreciable assets, and, as a result, potentially increases both its lease revenues and its federal income tax deductions above the levels that would be achieved without leveraging. There is no limit on the amount of debt that may be incurred in connection with the acquisition of any single item of equipment. Any debt incurred is fully amortized over the term of the initial lease or conditional sales contract to which the equipment securing the debt is subject. The precise amount borrowed by the Partnership depends on a number of factors, including the types of equipment acquired by the Partnership; the creditworthiness of the lessee; the availability of suitable financing; and prevailing interest rates. There can be no assurance that credit will be available to the Partnership in the amount or at the time desired or on terms considered reasonable by the General Partner. As of December 31, 2020, the Partnership’s aggregate nonrecourse outstanding debt of approximately $69,000 was approximately 1.9% of the aggregate cost of the equipment owned, with a carrying value of approximately $107,000 and are nonrecourse liabilities of the Partnership.

The Partnership may purchase some items of equipment without leverage. If the Partnership purchases an item of equipment without leverage and thereafter suitable financing becomes available, it may then obtain the financing, secure the financing with the purchased equipment and invest any proceeds from such financing in additional items of equipment. Any such financing will be on terms consistent with the terms applicable to borrowings generally. During 2020, the Partnership did not enter into any such agreements.

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

Loan agreements may also require that the Partnership maintain certain reserves or compensating balances and may impose other obligations upon the Partnership. Moreover, since a significant portion of the Partnership’s revenues from the leasing of equipment will be reserved for repayment of debt, the use of financing reduces the cash, which might otherwise be available for distributions until the debt has been repaid and may reduce the Partnership’s cash flow over a substantial portion of the Partnership’s operating life. As of December 31, 2020, the Partnership had not entered into any such agreements.

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

REFINANCING POLICIES

Subject to the limitations set forth in “Borrowing Policies” above, the Partnership may refinance its debt from time to time. With respect to a particular item of equipment, the General Partner will take into consideration such factors as the amount of appreciation in value, if any, to be realized, the possible risks of continued ownership, and the anticipated advantages to be obtained for the Partnership, as compared to selling such equipment. As of December 31, 2020, the Partnership has not entered into any debt refinancing transactions. Refinancing, if achievable, may permit the Partnership to retain an item of equipment and at the same time to generate additional funds for reinvestment in additional equipment or for distribution to the Limited Partners.

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

For the period of January 1, 2020 through April 16, 2020, the Partnership has purchased, or has made the commitment to purchase, the following equipment:
Lessee	Equipment Category	Purchased Term	Pro-rated Purchase Price
Alliant Techsystems, Inc.	Industrial Precision	24	$19,590.02
Vista Outdoor Inc.	Small Server	36	$19,659.76
Joseph Gallo Farms	Inventory Control Systems	48	$55,318.88
George Chiala Farms	Inventory Control Systems	60	$30,844.51

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

EMPLOYEES

The Partnership had no employees during 2020 and received administrative and other services from a related party, CCC, which had 28 employees as of December 31, 2020.

PRINCIPAL PLACE OF BUSINESS

On March 1, 2020, the General Partner (“GP”) relocated the Partnership’s principal place of business to 4532 US Highway 19, Suite 200, New Port Richey, Florida, 34652. The GP’s telephone and fax numbers remains the same, (877) 654-1500, Fax: (727)450-5360.

ITEM 1A: RISK FACTORS

Going Concern

For the year ended December 31, 2020, the Partnership incurred positive cash flow. However, historically the Partnership has reported recurring negative cash flows. At December 31, 2020, the Partnership has a working capital deficit of approximately $80,000. Such factors raise substantial doubt about the Partnership’s ability to continue as a going concern.

The General Partner has evaluated that significant improvement in the Partner’s cash flow would be required to avoid substantial doubt about the entity’s ability to continue as a going concern.

The General Partner agreed to forgo distributions and allocations of net income owed to it, and suspended limited partner distributions. The General Partner will continue to waive certain fees and may defer certain related party payables owed to the Partnership in an effort to further increase the Partnership’s cash flow. Additionally, the Partnership will seek to enhance portfolio returns and maximize cash flow through the use of leveraged lease transactions: the acquisition of lease equipment through financing. The Partnership may also attempt to obtain additional funds by disposing of or refinancing equipment, or by borrowing within its permissible limits.

If it is not probable that the General Partner will be able to effectively implement its plan or if it is not probable that the plan will mitigate the relevant conditions that gave rise to the substantial doubt, the Partnership may begin its liquidation process through the sale of its assets and payment of its obligations as per the Partnership agreement. If liquidation ever becomes imminent, the entity will prepare its financial statements under the liquidation basis of accounting.

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

ITEM 1B: UNRESOLVED STAFF COMMENTS

NONE

ITEM 2: PROPERTIES

NONE

ITEM 3: LEGAL PROCEEDINGS

Medshare

In January 2015, CCC, on behalf of the Funds, entered into a Purchase Agreement (“Purchase Agreement”) for the sale of the equipment to Medshare Technologies (“Medshare”) for approximately $3,400,000.  The Partnership’s share of the sale proceeds was approximately $77,000.  As of April 16, 2021, the Partnership had received approximately $62,000 of the approximate $77,000 sale proceeds and has recorded a reserve of $15,000 against the outstanding receivables.  On April 3, 2015 Medshare was obligated to make payment in full and failed to do so.  As a result, Medshare defaulted on its purchase agreement with CCC and was issued a demand letter for full payment of the equipment.  On June 25, 2015, Medshare filed a lawsuit in Texas state court for breach of contract (“State Suit”).  On June 26, 2015, Commonwealth filed a lawsuit in the Northern District of Texas against Medshare seeking payment in full and/or return of the Equipment and damages.

In July 2016, CCC, on behalf of the Funds, entered into a $1,400,000 binding Settlement Agreement (“Settlement Agreement”) with Medshare and its principal owner, Chris Cleary (collectively referred to as “Defendants”), who are held jointly and severally liable for the entire settlement.  On August 2, 2016, the Defendants made payment to CCC of an initial $200,000 to be followed by 24 structured monthly payments of approximately $50,000 per month to begin no later than September 15, 2016.  The Partnership’s share of the Settlement Agreement is approximately $23,000 and is to be applied against the net Medshare receivable of approximately $18,000 as of the settlement date. The remaining $5,000 will be applied against the $15,000 reserve and recorded as a bad debt recovery.  As of April 16, 2021, the Partnership received approximately $9,000 of the approximate $23,000 settlement agreement which was applied against the net Medshare receivable of approximately $18,000 as of the settlement date.  As Defendant defaulted on settlement agreement, CCC sought and obtained consent judgment from U.S. District Court for Northern District of Texas, Dallas Division on July 27, 2017 in the amount of $1.5 million, less $450,000 previously paid plus $6,757 in attorney fees, both the Defendant and Cleary being jointly and severally liable for the judgment amount.  The court also vacated the September 21, 2016 settlement dismissal.

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

On July 21, 2017, FINRA reduced the list of 1,840 items totaling $208,000 to a remaining list of 87 items totaling $36,226 (which includes approximately $30,000 of continuing education expenses for personnel providing services to the Funds), and reduced the proposed fine from $100,000 to $50,000, but reaffirmed its position on the bar from the securities industry.  Respondents promptly appealed FINRA’s revised ruling to the SEC.  All the requested or allowed briefs have been filed with the SEC.  The SEC upheld FINRA’s order on February 7, 2020 to bar, but eliminated FINRA’s proposed fine.  Ms. Springsteen-Abbott has filed a Petition for Review in the United States Court of Appeals for the District of Columbia Circuit to review a final order entered against her by the U.S. Securities and Exchange Commission.  On February 26, 2021 the United States Court of Appeals for the District of Columbia Circuit dismissed in part and denied in part Ms. Springsteen-Abbott’s petition; however, given the SEC’s prior removal FINRA’s fine Management anticipates the ruling will not result in any material adverse financial impact to the Funds.

ITEM 4: MINE SAFETY DISCLOSURES

NOT APPLICABLE

PART II

ITEM 5:
MARKET FOR THE REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no public market for the units nor is it anticipated that one will develop. As of December 31, 2020, there were 1,092 holders of units. The Units are not listed on any exchange or permitted to trade on any over-the-counter market. In addition, there are substantial restrictions on the transferability of units.

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

In order to make a redemption request, Limited Partners will be required to advise the General Partner in writing of such request. Upon receipt of such notification, the Partnership will provide detailed forms and instructions to complete the request. During the years ended December 31, 2020 and 2019, limited partners redeemed 2,500 and 0 units, respectively, of the partnership for a total redemption price of approximately $7,858 and $0, respectively, in accordance with the terms of the limited partnership agreement.

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

The Equipment Leasing and Finance Association’s (ELFA) Monthly Leasing and Finance Index (MLFI-25), which reports economic activity from 25 companies representing a cross section of the $900 billion equipment finance sector, showed their overall new business volume for December 2020 was $12.1 billion, down 6% year-over-year from new business volume in December 2019. Volume was up 66% month-to-month from $7.3 billion in November 2020, in a typical end-of-year spike. Cumulative new business volume for 2020 was down almost 6% compared to 2019.

Receivables over 30 days were 2.20%, down from 2.30% the previous month and unchanged from the same period in 2019. Charge-offs were 0.59%, down from 0.61% the previous month and up from 0.51% in the year-earlier period.

Credit approvals totaled 75.2%, up from 70.4% in November. Total headcount for equipment finance companies was down 4.6% year-over-year.

Separately, the Equipment Leasing & Finance Foundation’s Monthly Confidence Index (MCI-EFI) in January is 59.6, unchanged from the December index.

ELFA President and CEO Ralph Petta said, “While 2020 certainly presented serious challenges to our nation’s economic well-being as well as to the physical well-being of many of our citizens, the equipment finance business, overall, showed remarkable resilience and durability. In early 2020, our industry seemed poised to continue 2019’s strong performance, as measured by a variety of key metrics. Then, the pandemic hit. Our nation suffered a shock of unimaginable and historic proportions. The economy faltered, millions of Americans lost their jobs, and a raging health pandemic threatened the very lives of so many. Now, looking in the rearview mirror, at the start of a new year that brings such hope and promise—with new stimulus initiatives coming out of Washington and distribution of a vaccine designed to protect our people—most equipment finance sector observers would consider a single-digit decline in year-over-year new business volume tolerable, if not acceptable. In fact, anecdotal reports from some ELFA member organizations indicate that 2020 was a record year! This speaks to the strength and resilience of our industry as it equips American businesses to succeed and prosper.”

Walter Rabin, Chief Executive Officer, Signature Financial LLC, said, “The new year provides a chance to reflect upon 2020’s unprecedented events and look forward to opportunities ahead. While the health and safety of our colleagues and clients remained paramount as the pandemic surged, Signature Financial continued its growth trajectory, exceeding $5 billion in its portfolio at year-end. As demonstrated by the MLFI-25 showing only a 6 percent decrease in year-over-year volume, the industry remained resilient in generating capital essential to sustain the U.S. economy amid the pandemic-affected economy. With rollout of the COVID-19 vaccine now accelerating and additional stimulus in the near-term, we anticipate 2021 offering new business growth opportunities and improved confidence.”

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

For the year ended December 31, 2020, the Partnership’s lease portfolio consisted of operating leases and finance leases. For operating leases, lease revenue is recognized on a straight-line basis in accordance with the terms of the lease agreement. Finance lease interest income is recorded over the term of the lease using the effective interest method.

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

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of cash for the year ended December 31, 2020 were cash provided by net proceeds from the sale of equipment of approximately $128,000 and operating activities of approximately $22,000. Our primary sources of cash for the year ended December 31, 2019 were cash provided by operating activities of approximately $2,000 and net proceeds from the sale of equipment of approximately $2,000.

Our primary uses of cash for the year ended December 31, 2020 were capital expenditures of approximately $104,000, limited partner redemptions of approximately $8,000 and equipment acquisition fees paid to the General Partner of approximately $5,000. Our primary use of cash for the year ended December 31, 2019 was capital expenditures of approximately $4,000.

For the years ended December 31, 2020 and 2019, depreciation and amortization expenses were approximately $296,000 and $499,000, respectively. Other noncash activities included in the determination of net income for the years ended December 31, 2020 and 2019 were direct payments of lease income by lessees to banks of approximately $113,000 and $432,000, respectively.

At December 31, 2020, cash was held in an account maintained at one financial institution with an aggregate balance of approximately $39,000. Bank accounts are federally insured up to $250,000 by the FDIC. At December 31, 2020 and 2019, the aggregate cash balances were approximately as follows:

Balance at December 31	2020	2019
Total bank balance	$39,000	$6,000
FDIC insured	(39,000)	(6,000)
Uninsured amount	$-	$-

The Partnership believes it mitigates the risk of holding uninsured deposits by only depositing funds with major financial institutions. The Partnership has not experienced any losses in our accounts, and believes it is not exposed to any significant credit risk.  The amounts in such accounts will fluctuate throughout 2021 due to many factors, including the pace of cash receipts, equipment acquisitions, interest rates and distributions to limited partners.  The amount in money market accounts, and therefore the interest income therefrom, will fluctuate throughout 2021 due to many factors, including the pace of equipment acquisitions, distributions and changes in interest rates.

As of December 31, 2020, we had future minimum rentals on operating leases of approximately $97,000 for 2021 and approximately $187,000 thereafter. These amounts represent scheduled payments on existing leases only, and do not include expected future revenues on leases that we have not yet entered as of December 31, 2020.

The balance of our non-recourse debt at December 31, 2020 was approximately $69,000 with interest rates ranging from 4.14% to 6.66% which is payable through November 2024. We assumed debt in connection with the purchase of equipment of approximately $21,000 during 2020. Non-recourse debt leases will not generate current cash flow because the rental payments received from these leases are used to service the indebtedness associated with acquiring or financing the lease. For these leases, we anticipate that the equipment will generate income to the investor either through an extension of the lease term or from the sale of the equipment at the end of the lease term. Management does not expect significant interest rate increases to take place during 2021, and therefore expects our cost of nonrecourse borrowing to remain steady over the next 12 months.

CCC, on behalf of the Partnership and on behalf of other affiliated partnerships, acquires equipment subject to associated debt obligations and lease agreements and allocates a participation in the cost, debt and lease revenue to the various partnerships based on certain risk factors. The Partnership’s share of the cost of the equipment in which it participates with other partnerships at December 31, 2020 was approximately $2,558,000 and is included in the Partnership’s equipment on its balance sheet. The total cost of the equipment shared by the Partnership with other partnerships at December 31, 2020 was approximately $8,971,000. The Partnership’s share of the outstanding debt associated with this equipment at December 31, 2020 was approximately $16,000 and is included in the Partnership’s notes payable on its balance sheet. The total outstanding debt related to the equipment shared by the Partnership at December 31, 2020 was approximately $177,000.

As the Partnership and the other programs managed by the General Partner increase their overall portfolio size, opportunities for shared participation are expected to continue. Sharing in the acquisition of a lease portfolio gives the Partnership an opportunity to acquire additional assets and revenue streams, while allowing the Partnership to remain diversified and reducing its overall risk with respect to one portfolio. Thus, total shared equipment and related debt should continue throughout 2021 as the Partnership continues to acquire equipment for its portfolio.

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

The General Partner will continue to reassess the funding of limited partner distributions throughout 2021 and will continue to waive certain fees. If available cash flow or net disposition proceeds are insufficient to cover the Partnership expenses and liabilities on a short and long term basis, the Partnership may attempt to obtain additional funds by disposing of or refinancing equipment, or by borrowing within its permissible limits. Additionally, the Partnership will seek to enhance portfolio returns and maximize cash flow through the use of leveraged lease transactions: the acquisition of lease equipment through debt financing. This strategy allows the General Partner to acquire additional revenue generating leases without the use of investor funds thus maximizing overall return. Effective April 2, 2020, CCC agreed to convert approximately $128,000 of payables from due on demand to long term. Such payables won't be due until sometime after April 16, 2021. The purpose of this was to help the Partnership with preserving liquidity.

RESULTS FROM OPERATIONS

For the year ended December 31, 2020, we recognized revenue of approximately $673,000, expenses of approximately $723,000, which resulted in a net loss of approximately $51,000. For the year ended December 31, 2019, we recognized revenue of approximately $738,000, expenses of approximately $866,000, which resulted in a net loss of approximately $128,000. We have 37 active operating leases that generated lease revenue of approximately $558,000 during 2020 as compared to 36 active operating leases that generated lease revenue of approximately $688,000 during 2019. This decrease in lease revenue is primarily due to more leases expiring versus being acquired. Management expects to add new leases to the Partnership’s portfolio throughout 2021, primarily through debt financing.

The Partnership’s equipment portfolio consists primarily of approximately 25% digital storage, 17% datacom, 15% high end servers, 13% multifunction centers, 12% server/other, 10% desk/laptop computers produced by various manufacturers, 6% inventory control centers, 1% high volume & spec printers and 1% fitness equipment. The General Partner continuously monitors and seeks to decrease the concentration of equipment by type to diversify the equipment portfolio and potentially reduce the overall risk to the investor. For the year ended December 31, 2020, the Partnership had a total of four lessees that accounted for lease revenue of 10% or greater which are ranked as follows: 36%; 30%; 18% and 12%. For the year ended December 31, 2019, the Partnership had a total of five lessees that accounted for lease revenue of 10% or greater which are ranked as follows: 28%; 24%; 23%; 12%; and 12%.

For the years ended December 31, 2020 and 2019, operating expenses, excluding depreciation, consisted of accounting, legal, outside service fees, reimbursement of expenses to CCC and other LP charges from CCC for administration and operations as discussed in Note 5 of the financial statements. Operating expenses were approximately $340,000 and $231,000 in 2020 and 2019, respectively. This increase is primarily due to increases in legal and accounting fees of approximately $68,000, “Other LP” expenses charged by CCC for the administration of the Partnership of approximately $27,000, an adjustment to remarketing fees resulting from a write off of a past liability of approximately $25,000.

We pay an equipment management fee to our general partner for managing our equipment portfolio. The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases and 2% of the gross lease revenue attributable to equipment that is subject to finance leases. For the year ended December 31, 2020 the equipment management fee decreased to approximately $24,000 from approximately $34,000 for the year ended December 31, 2019, which is consistent with the decrease in lease revenue.

Depreciation and amortization expenses consist of depreciation on equipment and amortization of equipment acquisition fees. For the years ended December 31, 2020 and 2019 these expenses were approximately $296,000 and $499,000, respectively. This decrease was due to the higher frequency in the termination of leases and equipment being fully depreciated as compared to the acquisition of new leases for the year ended December 31, 2020. For the years ended December 31, 2020 and 2019, the Partnership recognized gain of approximately $67,000 and gain of approximately $2,000 related to the sale of equipment, respectively. The increase of 2020 gain on sale of equipment is primarily due to an increase in the number of equipment dispositions.

For the years ended December 31, 2020 and 2019, bad debt expense decreased to approximately $27,000 from $41,000, respectively.

For the years ended December 31, 2020 and 2019, net loss was approximately $51,000 and $128,000, respectively. The changes in income were attributable to the changes in revenue and expenses as discussed above.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

NOT APPLICABLE

ITEM 8: FINANCIAL STATEMENTS

Our financial statements for the fiscal years ended December 31, 2020 and 2019, and the reports thereon of the independent registered public accounting firm are included in this annual report.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE

ITEM 9A: CONTROLS AND PROCEDURES

Our management, under the supervision and with the participation of the General Partner’s chief executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures related to our reporting and disclosure obligations as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, the chief executive officer and principal financial officer have concluded that, as of December 31, 2020, our disclosure controls and procedures are effective in ensuring that information relating to us, which is required to be disclosed in our periodic reports filed or submitted under the Securities Exchange Act of 1934 is (a) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (b) accumulated and communicated to management, including the chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Partnership’s internal control over financial reporting at December 31, 2020. Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO)”. Management’s assessment included an evaluation of the design of the Partnership’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the board of directors.

Based on our assessment, management determined that, at December 31, 2020, the Partnership maintained effective internal control over financial reporting. This annual report does not include an attestation report of the company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Partnership’s independent registered public accounting firm pursuant to final rule of the Securities and Exchange Commission that permit the Partnership to provide only management's report in this annual report.

Changes in Internal Controls

There were no changes in the Partnership’s internal control over financial reporting during the fourth quarter of 2020 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Procedure for December 31, 2020 Fund Valuation

The Fund valuation for December 31, 2020 for Commonwealth Capital Corp. was accomplished by using spreadsheet and lease contract data provided by Commonwealth for the Funds with the following additional data and updates added to each Fund spreadsheet:

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

Commonwealth Income and Growth Fund VI, Unit Valuation

The General Partner’s estimated per unit value at December 31, 2020 as determined and derived under the guidelines of the Appraised Value Methodology, and pursuant to the above specific enumerated component valuation methodologies and calculations is $0.66.

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

The directors and officers of the General Partner and key employees of CCC and its subsidiaries are as follows:

NAME	TITLE
Kimberly A. Springsteen-Abbott	Chairman of the Board; Chief Executive Officer and Chief Compliance Officer of CCC, and CIGF, Inc.

Henry J. Abbott	Director of CCC, CCSC & CIGF, Inc; President of CCC and CIGF, Inc.

Jay Dugan	Executive Vice President and Chief Technology Officer and Director of CCC; Senior Vice President and Chief Technology Officer of CIGF, Inc.

Peter Daley	Director of CCC and CIGF, Inc.

James Pruett	Compliance Officer of CCC and CIGF, Inc.; Senior Vice President of CCC and CIGF, Inc.; Director of CCC and CIGF, Inc.

Brian Doster	Vice President and General Counsel of CCC and CIGF, Inc.

Kimberly A. Springsteen-Abbott, age 62, joined Commonwealth in April 1997 and is the Chief Executive Officer and Chairman of the Board of Directors of Commonwealth Capital Corp. (the parent corporation); and Commonwealth Income & Growth Fund, Inc. (the General Partner), positions she has held since April 2006. Ms. Springsteen-Abbott is responsible for general operations of the equipment leasing/portfolio management side of the business. Ms. Springsteen-Abbott oversees all CCC operations. Ms. Springsteen-Abbott oversees all corporate daily operations and training, as well as develops long-term corporate growth strategies. Ms. Springsteen-Abbott has over 40 years of experience in the financial services industry, specifically in the real estate, energy and leasing sectors of alternative investments. Ms. Springsteen-Abbott is the sole shareholder of Commonwealth Capital Corp. Ms. Springsteen-Abbott was elected to the Board of Directors of the parent corporation in 1997 and has also served as its Executive Vice President and COO. From 1980 through 1997, Ms. Springsteen-Abbott was employed with Wheat First Butcher Singer, a regional broker/dealer located in Richmond, Virginia. At Wheat, she served as Senior Vice President & Marketing Manager for the Alternative Investments Division. She is a member of the Equipment Leasing and Finance Association, REISA, the Financial Planners Association, the National Association of Equipment Leasing Brokers and has served on the Board of Trustees for the Investment Program Association. Ms. Springsteen-Abbott is a member of the Executive Committee and the Disaster Recovery Committee. Ms. Springsteen-Abbott is the wife of Henry J. Abbott.

Henry J. Abbott, age 71, joined Commonwealth in August 1998 as a Portfolio Manager, a position he held until April 2006, at which time he was elected President of CCC and CIGF, Inc., and Director of CCC and its affiliates. Mr. Abbott is responsible for lease acquisitions, equipment dispositions and portfolio review. Additionally, Mr. Abbott is also responsible for oversight of residual valuation, due diligence, equipment inspections, negotiating renewal and purchase options and remarketing off-lease equipment. Mr. Abbott serves as senior member on the Disaster Recovery Committee and the Facilities Committee, and was appointed to the Executive Committee in 2008. Prior to Commonwealth, Mr. Abbott has been active in the commercial lending industry, working primarily on asset-backed transactions for more than 30 years. Mr. Abbott attended St. John’s University. Mr. Abbott was a founding partner of Westwood Capital LLC in New York, a Senior Vice President for IBJ Schroeder Leasing Corporation and has managed a group specializing in the provision of operating lease finance programs in the high technology sector. Mr. Abbott brings extensive knowledge and experience in leasing and has managed over $1.5 billion of secured transactions. Mr. Abbott is a member of the Equipment Leasing and Finance Association, the National Association of Equipment Leasing Brokers, REISA and the Investment Program Association. Mr. Abbott is a member of the executive committee and the Disaster Recovery Committee.  Mr. Abbott is the husband of Kimberly A. Springsteen-Abbott.

Jay Dugan, age 73, joined Commonwealth in 2002 as Assistant Vice President and Network Administrator, and became a Vice President in December 2002, Senior Vice President in December 2003, and has been Executive Vice President and Chief Technology Officer of the parent and its affiliates since December 2004. Mr. Dugan has also been a director of CCC and CIGF, Inc. since June 2006. Mr. Dugan is responsible for the information technology vision, security, operation and ongoing development, including network configurations, protection of corporate assets and maximizing security and efficiency of information flow. Prior to Commonwealth, Mr. Dugan founded First Securities USA, a FINRA member firm, in 1988 and operated that firm through 1998. From 1999 until 2002, Mr. Dugan was an independent due diligence consultant until he came to Commonwealth to develop that area of the firm. Mr. Dugan attended St. Petersburg College and holds an AS Degree in Computer Networking Technology. Mr. Dugan is a Microsoft Certified Systems Engineer, Microsoft Certified Database Administrator and Comp-Tia Certified Computer Technician. Mr. Dugan is a senior member of the Disaster Recovery Committee, as well as oversight member of the Website Committee.

Peter Daley, age 81, joined Commonwealth in June 2006 as a director. Mr. Daley is an Accredited Senior Appraiser for the discipline of Machinery and Equipment with a specialty in High-Technology for the valuation of computer equipment. Mr. Daley has been in the computer business since 1965, first with IBM as a computer broker/lessor and then with Daley Marketing Corporation (DMC), a firm he founded in July 1980 to publish reports about computer equipment, including “Market Value Reports” and “Residual Value Reports.” In January 2001 Mr. Daley acquired Computer Economics, merged DMC into CEI and in April 2005 sold the IT Management Company and created a new company focused on the fair market value business. Additionally, Mr. Daley remains President of DMC Consulting Group, a separate company that specializes in writing Appraisals, Portfolio Analysis and Property Tax Valuation from Fair Market Value to Residual Value valuations. Mr. Daley has developed a database of “Fair Market Value” equipment values from 1980 to the present, utilizing a variety of reports and publications along with the DMC and CEI Market Value Reports. This database has been successfully used in the valuation of computer equipment in the settlement of a number of Virginia tax cases. He has also previously testified in California, Minnesota, Michigan, New York, and the Virginia Courts as an expert in the field of valuation of computer equipment. Mr. Daley has a full repertoire of lectures, seminars, presentations, and publications that he has conceived and shared with the public. From 1994 to the present he has been writing computer appraisals and reports for Fortune 500 companies. From April 2005 to the present as president of DMC Valuations Group, Mr. Daley has been publishing, both on the web and in print, fair market values, residual values, and manufacturer’s price lists to existing valuation clients around the world. Mr. Daley graduated from Pepperdine University in 1991 with a Masters of Business Administration, and from Cal State Northridge with a Bachelor of Science in Business Administration in 1965. Mr. Daley is also an Accredited Senior Appraiser with the American Society of Appraisers.

James Pruett, age 55, joined Commonwealth in 2002 as an Executive Assistant. Mr. Pruett was named Assistant Vice President and a Compliance Associate in February 2005, Vice President and Compliance Manager in December 2005, Senior Vice President and Compliance Officer of the parent and its affiliates in December 2007. Mr. Pruett was also named Secretary to the parent’s board of directors in December 2008 and as a Director of Commonwealth Capital Corp. in 2021. Mr. Pruett is responsible for management of regulatory policies and procedures and internal audit. Mr. Pruett assists in the management of shareholder records and updates. Mr. Pruett is a member of the Website Committee and the Disaster Recovery Committee. Prior to joining Commonwealth, Mr. Pruett served as Managing Editor/Associate Publisher for Caliber Entertainment, a publishing and entertainment licensing company. Mr. Pruett’s responsibilities included oversight of production of publishing library, as well as serving as Editor-in-Chief for all publications and additionally served as Media Relations Liaison. Mr. Pruett is a member of the Equipment Leasing and Finance Association.

Brian Doster, age 61, joined Commonwealth Capital Corp. in February 2017. Mr. Doster is responsible for all legal functions including Federal, State and local compliance, dispute management, transactional documentation and enforcement and general legal matters. Prior to joining Commonwealth, Mr. Doster was SVP and General Counsel for Checkers Drive-In Restaurants, Inc. in Tampa, FL (1999 – 2014). Mr. Doster oversaw all legal needs of Checkers during both its public and private ownership, including oversight of domestic and international franchising. Prior to Checkers Mr. Doster served as General Counsel for Amoco Corporation in Chicago, IL (1985 – 1999). Mr. Doster provided for the legal needs of its many subsidiaries, including Amoco Oil Company and as GC and Secretary for Omega Oil Company and Whale Oil, Inc. Mr. Doster obtained his J.D. from the University of Baltimore and BS from Towson University. Mr. Doster is past President and continues to serve as director of Tampa Family Health Clinics, Inc. and is a past Baldridge Examiner.

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

ENTITY RECEIVING COMPENSATION	TYPE OF COMPENSATION	AMOUNT INCURRED DURING 2020	AMOUNT INCURRED DURING 2019

	OPERATIONAL AND SALE OR LIQUIDATION STAGES

The General Partner
Equipment Acquisition Fee. The General Partner earned an equipment acquisition fee of 4% of the purchase price of each item of equipment purchased as compensation for the negotiation of the acquisition of the equipment and lease thereof or sale under a conditional sales contract.  For the year ended December 31, 2020, equipment acquisition fees earned by the General Partner for operating and finance leases were approximately $5,000 and $0, respectively. For the year ended December 31, 2019, equipment acquisition fees earned by the General Partner for operating and finance leases was approximately $2,000 and $0, respectively.
		$5,000	$2,000
The General Partner and its Affiliates	Reimbursable Expenses. The General Partner and its affiliates are entitled to reimbursement by the Partnership for the cost of goods, supplies or services obtained and used by the general partner in connection with the administration and operation of the partnership from third parties unaffiliated with the General Partner. The amounts set forth on this table do not include expenses incurred in the offering of units. For the years ended December 31, 2020 and 2019, the Partnership was charged approximately $124,000 and $97,000 in other LP expense, respectively.	$329,000	$231,000
The General Partner	Debt Placement Fee. As compensation for arranging term debt to finance the acquisition of equipment to the Partnership, a fee equal to one percent of such indebtedness; provided, however, that such fee shall be reduced to the extent the Partnership incurs such fees to third parties unaffiliated with the General Partner or the lender, with respect to such indebtedness. No such fee will be paid with respect to borrowings from the general partner or its affiliates.	$200	$400
The General Partner	Equipment Management Fee. A monthly fee equal to the lesser of (a) the fees which would be charged by an independent third party in the same geographic market for similar services and similar equipment or (b) the sum of (i) two percent of the gross lease revenues attributable to equipment subject to full payout net leases which contain net lease provisions and (ii) five percent of the gross lease revenues attributable to equipment subject to operating leases and (iii) two percent of the gross lease revenues attributable to equipment subject to finance leases.	$24,000	$34,000
The General Partner
Equipment Liquidation Fee. With respect to each item of equipment sold by the general partner, a fee equal to the lesser of (i) 50% of the competitive equipment sale commission or (ii) three percent of the sales price for such equipment. The payment of this fee is subordinated to the receipt by the Limited Partners of (i) a return of their capital contributions and 10% annum cumulative return, compounded daily, on adjusted capital contributions and (ii) the net disposition proceeds from such sale in accordance with the Partnership Agreement. Such fee is reduced to the extent any liquidation or resale fees are paid to unaffiliated parties. During the years ended December 31, 2020 and 2019, the General Partner earned but waived approximately $5,000 and $0 of equipment liquidation fees, respectively.
		$5,000	$-
The General Partner	Partnership Interest and Distribution. The General Partner has a present and continuing one percent interest of $1,000 in the Partnership’s item of income, gain, loss, deduction, credit, and tax preference. In addition, the General Partner receives one percent of Cash Available for Distribution until the Limited Partners have received distributions of Cash Available for Distribution equal to their Capital Contributions plus the 10% Cumulative Return and thereafter, the General Partner will receive 10% of Cash Available for Distribution.	$-	$-

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

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The aggregate fees billed and expected to be billed for the fiscal years ended December 31, 2020 and 2019 for professional services rendered by the Partnership’s independent registered public accounting firm for audit of the Partnership’s annual financial statements and the review of the financial statements included in our Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for that fiscal year, was approximately $57,000 and $47,000, respectively.

The aggregate fees billed and expected to be billed for the fiscal year ended December 31, 2020 of approximately $57,000 are broken down as follows:

●
The Partnership’s previous independent registered public accounting firm, BDO USA LLP (“BDO”), represents approximately $22,000 of the total fees billed and expected to be billed for professional services rendered for the year ended December 31, 2020 and $47,000 for the year ended December 31, 2019.

●
The Partnership’s newly appointed independent registered public accounting firm, Morison Cogen LLP, represents approximately $35,000 of the total fees billed and expected to be billed for professional services rendered for the year ended December 31, 2020 and $0 for the year ended December 31, 2019.

AUDIT-RELATED FEES

There were no aggregate fees billed in the fiscal years ended December 31, 2020 and 2019 for assurance and related services by the Partnership’s independent registered public accounting firm that are reasonably related to the performance of the audit or review of the registrant's financial statements and are not reported under the paragraph captioned “Audit Fees.”

 TAX FEES

There were no fees billed in the fiscal years ended December 31, 2020 and 2019 for professional services rendered by the Partnership’s independent registered public accounting firm for tax compliance, tax advice and tax planning.

ALL OTHER FEES

Fees billed for the years ended December 31, 2020 and 2019 for products and services provided by our previous auditor, BDO, other than the services reported in the Audit Fees, Audit-Related Fees, and Tax Fees categories above were approximately $2,000 and $0 for the years ended December 31, 2020 and 2019, respectively.

Fees billed for the years ended December 31, 2020 and 2019 for products and services provided by the Partnership’s newly appointed auditor, Morison Cogen LLP, other than the services reported in the Audit Fees, Audit-Related Fees, and Tax Fees categories above were $0 for both the years ended December 31, 2020 and 2019.

PRE-APPROVAL POLICIES AND PROCEDURES

All audit related services, tax planning and other services were pre-approved by the Board of Directors of the General Partner, which concluded that the provision of such services by the Partnership’s independent registered public accounting firm was compatible with the maintenance of that firm's independence in the conduct of its auditing functions. The policy of the General Partner provides for pre-approval of these services and all audit related, tax or other services not prohibited under Section 10A(g) of the Securities Exchange Act of 1934, as amended to be performed for us by our independent auditors, subject to the de minimis exception described in Section 10A(i)(1)(B) of the Exchange Act on an annual basis and on individual engagements if minimum thresholds are exceeded. There were no other fees approved by the Board of Directors of the General Partner or paid by the Partnership, during 2020 and 2019 other than fees related to audit or tax compliance services.

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

SIGNATURES

Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf April 16, 2021 by the undersigned thereunto duly authorized.

COMMONWEALTH INCOME & GROWTH FUND VI
By: COMMONWEALTH INCOME & GROWTH FUND, INC., General Partner
By: /s/Kimberly A. Springsteen-Abbott
Kimberly A. Springsteen-Abbott,
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 16, 2021:

SIGNATURE	CAPACITY

/s/Kimberly A. Springsteen-Abbott	Chairman, Chief Executive Officer,
Kimberly A. Springsteen-Abbott	Commonwealth Income & Growth Fund, Inc.

/s/Henry J. Abbott	Director, President,
Henry J. Abbott	Commonwealth Income & Growth Fund, Inc.

Commonwealth Income &
Growth Fund VI

Financial Statements
For the years ended December 31, 2020 and 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
Commonwealth Income & Growth Fund VI
New Port Richey, Florida

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Commonwealth Income & Growth Fund VI (the Partnership) as of December 31, 2020, and the related statements of operations, partners’ capital, and cash flows for the year ended December 31, 2020, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2020, and the results of its operations and its cash flows for the year ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 1, Topic, Liquidity and Going Concern, to the financial statements, the Partnership has historically reported recurring negative cash flows and has a working capital deficit at December 31, 2020. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1, Topic, Liquidity and Going Concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on the Partnership’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

F1

To the Partners
Commonwealth Income & Growth Fund VI
(Continued)

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the general partner and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Impairment of Long-lived Assets

As discussed in Note 2, Topic, Long-Lived Assets, once an asset comes off lease or is released, the Partnership reassesses the useful life of an asset. The Partnership evaluates its long-lived assets when events or circumstances indicate that the value of the asset may not be recoverable. The Partnership determines whether impairment exists by estimating the undiscounted cash flows to be generated by each asset. If the estimated undiscounted cash flows are less than the carrying value of the asset then impairment exists. The amount of the impairment is determined based on the difference between the carrying value and the fair value. Fair value is determined based on estimated discounted cash flows to be generated by the asset, third party appraisals, or comparable sales of similar assets, as applicable, based on asset type.

The principal considerations for our determination that performing procedures relating to the impairment of long-lived assets is a critical audit matter are the use of significant judgment and subjective factors in the Partnership’s assessment of any changes in events or circumstances that may affect the carrying amount of its long-lived assets.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included the following:
●
Reviewed the internal controls over the Partnership’s impairment assessment process for equipment
●
Reviewed the valuation method for appropriateness
●
Reviewed the specialized skills and knowledge of the valuation professional
●
Tested the estimated fair value to an independent service

Reimbursable Expenses

As discussed in Note 2, Topic, Reimbursable Expenses, reimbursable expenses are ongoing operational expenses and fees associated with the allocation of salaries and benefits which are charged to the Partnership by Commonwealth Capital Corp. (CCC) in connection with the administration and operation of the Partnership are allocated to the Partnership based upon several factors including, but not limited to, the number of investors, compliance issues, and the number of existing leases.

We identified the allocation of reimbursable expenses as a critical audit matte due to a high degree of subjectivity in the selection of certain key factors.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over CCC’s allocation process.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included the following:
●
Evaluated that the reimbursement is in compliance with the Partnership Agreement
●
Evaluated the reasonableness and consistency of key factors used by CCC to allocate the ongoing operational expenses
●
Tested the dollar amounts in the key factors to the accounting records of the partnerships included in the allocation
To the Partners
Commonwealth Income & Growth Fund VI
(Continued)

●
Tested the calculation of the allocation percentage applied to the Partnership
●
Confirmed that the operational expenses do not include costs of control persons

/s/ Morison Cogen LLP

We have served as the Partnership’s auditors since 2021.

Blue Bell, Pennsylvania

April 16, 2021

F2

Report of Independent Registered Public Accounting Firm

The Partners
Commonwealth Income & Growth Fund VI
New Port Richey, Florida

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Commonwealth Income & Growth Fund VI (the “Partnership”) as of December 31, 2019, the related statements of operations, statements of Partners Capital, and cash flows for the year ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2019, and the results of its operations and its cash flows for the year ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on the Partnership’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of thefinancial statements. We believe that our audit provide a reasonable basis for our opinion.

/s/ BDO USA, LLP

We have served as the Partnership's auditor since 2012.

Philadelphia, Pennsylvania
April 15, 2020

F3

Commonwealth Income &
Growth Fund VI
Balance Sheets

	December 31,
	2020	2019

ASSETS
Cash and cash equivalents	$36,178	$3,624
Lease income receivable, net of reserve of approximately $33,000 and $63,000 at December 31, 2020 and December 31, 2019, respectively	51,622	108,646
Accounts receivable, Commonwealth Capital Corp., net of accounts payable of approximately $39,000 and $50,000 at December 31, 2020 and December 31, 2019, respectively	49,258	74,026
Other receivables, net of reserve of approximately $15,000 and $12,000 at December 31, 2020 and December 31, 2019, respectively	25,178	9,255
Prepaid expenses	2,534	3,042
	164,770	198,593

Equipment, at cost	3,564,979	4,825,207
Accumulated depreciation	(3,344,409)	(4,381,343)
	220,570	443,864

Equipment acquisition costs and deferred expenses, net of accumulated amortization of approximately $13,000 and $32,000 at December 31, 2020 and December 31, 2019, respectively	7,509	10,328

Total Assets	$392,849	$652,785

LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES
Accounts payable	$76,523	$133,865
Accounts payable, CIGF, Inc., net	115,452	137,577
Other accrued expenses	6	5,059
Unearned lease income	16,606	41,988
Notes payable	68,828	160,453
Total Liabilities	277,415	478,942

COMMITMENTS AND CONTINGENCIES
PARTNERS' CAPITAL
General Partner	1,000	1,000
Limited Partners	114,434	172,843
Total Partners' Capital	115,434	173,843

Total Liabilities and Partners' Capital	$392,849	$652,785

see accompanying notes to financial statements

F4

Commonwealth Income &
Growth Fund VI
Statements of Operations

	Years ended December 31,
	2020	2019
Revenue
Lease	$557,837	$687,754
Interest and other	17,806	9,681
Sales and property taxes	30,240	39,355
Gain on sale of equipment	67,059	1,507
Total revenue and gain on sale of equipment	672,942	738,297

Expenses
Operating, excluding depreciation	339,563	230,507
Equipment management fee, General Partner	24,799	34,387
Interest	5,741	20,587
Depreciation	287,919	479,989
Amortization of equipment acquisition costs
and deferred expenses	8,050	19,725
Sales and property taxes	30,240	39,355
Bad debt expense	27,181	41,478
Total expenses	723,493	866,028

Net Loss	$(50,551)	$(127,731)

Net loss allocated to Limited Partners	$(50,551)	$(127,731)

Net loss per equivalent Limited Partnership unit	$(0.03)	$(0.07)

Weighted average number of equivalent Limited
Partnership units outstanding during the period	1,741,755	1,744,254

see accompanying notes to financial statements

F5

Commonwealth Income &
Growth Fund VI
Statements of Partners' Capital

	General	Limited
	Partner	Partner	General	Limited
	Units	Units	Partner	Partners	Total
Balance, January 1, 2019	50	1,744,254	$1,000	$300,574	$301,574
Net loss	-	-	-	(127,731)	(127,731)
Balance, December 31, 2019	50	1,744,254	$1,000	$172,843	$173,843
Net loss	-	-	-	(50,551)	(50,551)
Redemptions	-	(2,500)	-	(7,858)	(7,858)
Balance, December 31, 2020	50	1,741,754	$1,000	$114,434	$115,434

see accompanying notes to financial statements

F6

Commonwealth Income &
Growth Fund VI
Statements of Cash Flows

	Years ended December 31,
	2020	2019
Cash flows from operating activities
Net loss	$(50,551)	$(127,731)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	295,969	499,714
Bad debt expense	27,181	41,478
Net gain on sale of equipment	(67,059)	(1,507)
Lease revenue net of interest expense, on notes payable, realized as a result of direct payment of principal to bank by lessee	(113,041)	(432,345)
Changes in assets and liabilities
Lease income receivable	29,843	(67,167)
Accounts receivable, Commonwealth Capital Corp., net	24,768	82,844
Other receivables - Other LP's	(19,100)	15,527
Other receivables	3,177	1,052
Prepaid expenses	508	917
Accounts payable	(57,342)	(25,778)
Accounts payable, General Partner	(22,125)	(10,905)
Other accrued expenses	(5,053)	-
Unearned lease income	(25,382)	26,055
Net cash provided by operating activities	21,793	2,154

Cash flows from investing activities
Capital expenditures	(103,997)	(3,813)
Equipment acquisition fees paid to the General Partner	(5,017)	(1,699)
Net proceeds from the sale of equipment	127,847	1,506
Net cash provided by (used in) investing activities	18,833	(4,006)

Cash flows from financing activities
Redemptions	(7,858)	-
Debt placement fee paid to General partner	(214)	(387)
Net cash used in financing activities	(8,072)	(387)

Net increase (decrease) in cash and cash equivalents	32,554	(2,239)

Cash and cash equivalents at beginning of year	3,624	5,863

Cash and cash equivalents at end of year	$36,178	$3,624

see accompanying notes to financial statements

F7

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

During the years ended December 31, 2020 and 2019, limited partners redeemed 2,500 and 0 units of partnership interest for a total redemption price of approximately $7,858.26 and $0, respectively, in accordance with the terms of the Partnership’s Limited Partnership Agreement (the “Agreement”)

The Partnership used the proceeds of the offering to acquire, own and lease various types of computer information technology equipment and other similar capital equipment, which is leased primarily to U.S. corporations and institutions. Commonwealth Capital Corp. (“CCC”), on behalf of the Partnership and other affiliated partnerships, acquires computer equipment subject to associated debt obligations and lease agreements and allocates a participation in the cost, debt and lease revenue to the various partnerships based on certain risk factors.

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

Allocations of income and distributions of cash are based on the Agreement. The various allocations under the Agreement prevent any limited partner’s capital account from being reduced below zero and ensure the capital accounts reflect the anticipated sharing ratios of cash distributions, as defined in the Agreement. During the year ended December 31, 2020 and 2019, there were no limited partner cash distributions.

Liquidity and Going Concern

For the year ended December 31, 2020, the Partnership incurred positive cash flow. However, historically the Partnership has reported recurring negative cash flows. At December 31, 2020, the Partnership has a working capital deficit of approximately $96,000. Such factors raise substantial doubt about the Partnership’s ability to continue as a going concern.

The General Partner agreed to forgo distributions and allocations of net income owed to it, and suspended limited partner distributions. The General Partner will continue to waive certain fees and may defer certain related party payables owed to the Partnership in an effort to further increase the Partnership’s cash flow. Additionally, the Partnership will seek to enhance portfolio returns and maximize cash flow through the use of leveraged lease transactions: the acquisition of lease equipment through financing. The Partnership may also attempt to obtain additional funds by disposing of or refinancing equipment, or by borrowing within its permissible limits. However, at this time, it is uncertain as to whether the General Partner’s plans will be successful.

Immaterial Revisions to Prior Year Financial Statements

The Partnership has determined that there had been an immaterial error in its accounting for Other LP expenses and depreciation in its financial statements as of and for the year ended December 31, 2019. The Partnership determined that an increase in Other LP expenses should have been presented in the Statement of Operations as an increase of expense under Operating expenses, excluding depreciation and amortization and an additional depreciation expense should have been recognized in the Statement of Operations. Adjustments were made to correct the errors in the financial statements as of and for the year ended December 31, 2019 by reporting as an increase of Operating Expenses, excluding depreciation and amortization of $9,499, an increase in Accounts Payable, CIGF, Inc. by the same amount, an increase in Depreciation Expense of $885, an increase in Accumulated Depreciation of $885 on the Balance Sheet as of December 31, 2019 and the cumulative effect of the change on the Partners’ Capital by $10,384. The financial statements as of and for the year ended December 31, 2019, as presented, reflect these adjustments.

F8

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

There were no assets or liabilities measured at fair value on a recurring basis at December 31, 2020 and 2019. There were no assets measured on a non-recurring basis at December 31, 2020 and 2019.

Fair Value disclosures of financial instruments

Estimated fair value was determined by management using available market information and appropriate valuation methodologies. However, judgment was necessary to interpret market data and develop estimated fair value. Cash, other receivables, accounts payable and other accrued expenses are carried at amounts which reasonably approximate their fair values as of December 31, 2020 and 2019 due to the immediate or short-term nature of these financial instruments.

The Partnership’s long-term debt consists of notes payable, which are secured by specific equipment and are nonrecourse liabilities of the Partnership. The estimated fair value of this debt at December 31, 2020 and 2019 approximates the carrying value of these instruments, due to the interest rates on this debt approximating current market interest rates. The Partnership classifies the fair value of its notes payable within Level 2 of the valuation hierarchy based on the observable inputs used to estimate fair value.

F9

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

For the years ended December 31, 2020 and 2019, the Partnership’s lease portfolio consisted of operating leases and finance leases. For operating leases, lease revenue is recognized on a straight-line basis in accordance with the terms of the lease agreement. Finance lease interest income is recorded over the term of the lease using the effective interest method.

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

Recent Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This standard establishes an impairment model (known as the current expected credit loss (“CECL”) model) that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes as an allowance its estimate of expected credit losses, which is intended to result in a timelier recognition of losses. Under the CECL model, entities will estimate credit losses over the entire contractual term of the instrument (considering estimated prepayments, but not expected extensions or modifications) from the date of initial recognition of the financial instrument. Measurement of expected credit losses are to be based on relevant forecasts that affect collectability. The scope of financial assets within the CECL methodology is broad and includes trade receivables from certain revenue transactions and certain off-balance sheet credit exposures. Different components of the guidance require modified retrospective or prospective adoption.
In November 2018, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments-Credit Losses. ASU 2018-19 clarifies that receivables arising from operating leases are not within the scope of the credit losses standard. Instead, entities would need to apply other U.S. GAAP, namely Topic 842 (Leases), to account for changes in the collectability assessment for operating leases. Other than operating lease receivables, Partnership trade receivables include receivables from finance leases and equipment sales. Under Topic 606 (Revenue from Contracts with Customers), revenue is recognized when, among other criteria, it is probable that the entity will collect the consideration to which it is entitled for goods or services transferred to a customer. At the point that finance lease receivables are recorded, they become subject to the CECL model and estimates of expected credit losses over their contractual life will be required to be recorded at inception based on historical information, current conditions, and reasonable and supportable forecasts. Trade receivables derived from equipment sales are of short duration and there is not a material difference between incurred losses and expected losses.

F10

In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, which amends and clarifies several provisions of Topic 326. In May 2019, the FASB issued ASU 2019-05, Financial Instruments-Credit Losses (Topic 326): Targeted Transition Relief, which amends Topic 326 to allow the fair value option to be elected for certain financial instruments upon adoption. ASU 2019-10 extended the effective date of ASU 2016-13 for the Partnership until December 15, 2022. While we continue to evaluate the new guidance, including the subsequent updates to Topic 326, we do not anticipate that adoption will have a material impact on the Partnership financial statements and related disclosures. For both the years ended December 31, 2020 and 2019, Partnership finance lease revenue subject to CECL represented less than 1% of total lease revenue.

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

F11

Cash and cash equivalents

We consider cash and cash equivalents to be cash on hand and highly liquid investments with an original maturity of 90 days or less.

At December 31, 2020, cash was held in an account maintained at one financial institution with an aggregate balance of approximately $39,000. Bank accounts are federally insured up to $250,000 by the FDIC. At December 31, 2020 and 2019, the cash balance was approximately as follows:
Balance at December 31,	2020	2019
Total bank balance	$39,000	$6,000
FDIC insured	$(39,000)	$(6,000)
Uninsured amount	$-	$-

The Partnership believes it mitigates the risk of holding uninsured deposits by only depositing funds with major financial institutions. The Partnership has not experienced any losses in our accounts, and believes it is not exposed to any significant credit risk. The amounts in such accounts will fluctuate throughout 2021 due to many factors, including cash receipts, equipment acquisitions, interest rates and distributions to limited partners.

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

F12

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

The Partnership’s share of the cost of the equipment in which it participates with other partnerships at December 31, 2020 was approximately $2,558,000 and is included in the Partnership’s equipment on its balance sheet. The total cost of the equipment shared by the Partnership with other partnerships at December 31, 2020 was approximately $8,971,000. The Partnership’s share of the outstanding debt associated with this equipment at December 31, 2020 was approximately $16,000 and is included in the Partnership’s notes payable on its balance sheet. The total outstanding debt related to the equipment shared by the Partnership at December 31, 2020 was approximately $177,000.

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

As the Partnership and the other programs managed by the General Partner increase their overall portfolio size, opportunities for shared participation are expected to continue. Sharing in the acquisition of a lease portfolio gives the Partnership an opportunity to acquire additional assets and revenue streams, while allowing the Partnership to remain diversified and reducing its overall risk with respect to one portfolio. Thus, total shared equipment and related debt should continue throughout 2021 as the Partnership continues to acquire equipment for its portfolio.

F13

The following is a schedule of approximate future minimum rentals on operating leases at December 31, 2020:

Years Ended December 31,	Amount
2021	$97,000
2022	32,000
2023	27,000
2024	21,000
2025	10,000
$187,000

4. Significant Customers

Lessees equal to or exceeding 10% of lease revenue:

Years Ended December 31,	2020	2019
L-3 Communications Holdings, Inc.	36%	28%
Alliant Techsystems, Inc.	30%	24%
Cummins, Inc.	18%	23%
Automatic Data Processing, Inc.	12%	12%
International Paper Company	**%	12%
** Represents less than 10% of lease revenue

Lessees equal to or exceeding 10% of net lease income receivable:

At December 31,	2020	2019
L-3 Communications Holdings, Inc.	50%	**%
Alliant Techsytems, Inc.	31%	**%
Automatic Data Processing, Inc.	12%	**%
Cummins, Inc.	**%	84%
** Represents less than 10% of lease income receivable

F14

5. Related Party Transactions

Receivables/Payables

As of December 31, 2020, and 2019, the Partnership’s related party receivables and payables are short term, unsecured and non-interest bearing. Effective April 2, 2020, CCC agreed to convert approximately $128,000 of the December 31, 2019 related party payables from due on demand to long term. Such payables won't be due until sometime after April 16, 2021. The purpose of this was to help the Partnership with preserving liquidity.
ENTITY RECEIVING COMPENSATION	TYPE OF COMPENSATION	AMOUNT INCURRED DURING 2020	AMOUNT INCURRED DURING 2019

	OPERATIONAL AND SALE OR LIQUIDATION STAGES

The General Partner
Equipment Acquisition Fee. The General Partner earned an equipment acquisition fee of 4% of the purchase price of each item of equipment purchased as compensation for the negotiation of the acquisition of the equipment and lease thereof or sale under a conditional sales contract.  For the year ended December 31, 2020, equipment acquisition fees earned by the General Partner for operating and finance leases were approximately $5,000 and $0, respectively. For the year ended December 31, 2019, equipment acquisition fees earned by the General Partner for operating and finance leases was approximately $2,000 and $0, respectively.
		$5,000	$2,000
The General Partner and its Affiliates	Reimbursable Expenses. The General Partner and its affiliates are entitled to reimbursement by the Partnership for the cost of goods, supplies or services obtained and used by the general partner in connection with the administration and operation of the partnership from third parties unaffiliated with the General Partner. The amounts set forth on this table do not include expenses incurred in the offering of units. For the years ended December 31, 2020 and 2019, the Partnership was charged approximately $124,000 and $97,000 in other LP expense, respectively.	$329,000	$231,000
The General Partner	Debt Placement Fee. As compensation for arranging term debt to finance the acquisition of equipment to the Partnership, a fee equal to one percent of such indebtedness; provided, however, that such fee shall be reduced to the extent the Partnership incurs such fees to third parties unaffiliated with the General Partner or the lender, with respect to such indebtedness. No such fee will be paid with respect to borrowings from the general partner or its affiliates.	$200	$400
The General Partner	Equipment Management Fee. A monthly fee equal to the lesser of (a) the fees which would be charged by an independent third party in the same geographic market for similar services and similar equipment or (b) the sum of (i) two percent of the gross lease revenues attributable to equipment subject to full payout net leases which contain net lease provisions and (ii) five percent of the gross lease revenues attributable to equipment subject to operating leases and (iii) two percent of the gross lease revenues attributable to equipment subject to finance leases.	$24,000	$34,000
The General Partner
Equipment Liquidation Fee. With respect to each item of equipment sold by the general partner, a fee equal to the lesser of (i) 50% of the competitive equipment sale commission or (ii) three percent of the sales price for such equipment. The payment of this fee is subordinated to the receipt by the Limited Partners of (i) a return of their capital contributions and 10% annum cumulative return, compounded daily, on adjusted capital contributions and (ii) the net disposition proceeds from such sale in accordance with the Partnership Agreement. Such fee is reduced to the extent any liquidation or resale fees are paid to unaffiliated parties. During the years ended December 31, 2020 and 2019, the General Partner earned but waived approximately $5,000 and $0 of equipment liquidation fees, respectively.
		$5,000	$-
The General Partner	Partnership Interest and Distribution. The General Partner has a present and continuing one percent interest of $1,000 in the Partnership’s item of income, gain, loss, deduction, credit, and tax preference. In addition, the General Partner receives one percent of Cash Available for Distribution until the Limited Partners have received distributions of Cash Available for Distribution equal to their Capital Contributions plus the 10% Cumulative Return and thereafter, the General Partner will receive 10% of Cash Available for Distribution.	$-	$-

F15

6. Notes Payable

Notes payable consisted approximately of the following:

	December 31, 2020	December 31, 2019
Installment note payable to bank; interest rate of 5.46%, due in monthly installments of $4,364, including interest, with final payment in January 2020	$-	$4,000
Installment note payable to bank; interest rate of 5.93%, due in monthly installments of $1,425, including interest, with final payment in February 2020	-	3,000
Installment note payable to bank; interest rate of 5.56%, due in monthly installments of $2,925, including interest, with final payment in June 2020	-	17,000
Installment note payable to bank; interest rate of 4.87% due in quarterly installments of $4,785, including interest, with final payment in October 2020	-	18,000
Installment note payable to bank; interest rate of 5.31%, due in quarterly installments of $6,157, including interest, with final payment in January 2021	6,000	30,000
Installment note payable to bank; interest rate of 6.33% due in quarterly installments of $5,805, including interest, with final payment in January 2021	5,500	28,000
Installment note payable to bank; interest rate of 6.66%, due in quarterly installments of $2,774, including interest, with final payment in January 2021	3,000	13,000
Installment note payable to bank; interest rate of 5.33%, due in monthly installments of $582, including interest, with final payment in August 2021	4,500	11,000
Installment note payable to bank; interest rate of 4.14%, due in monthly installments of $705, including interest, with final payment in August 2024	29,000	36,000
Installment note payable to bank; interest rate of 5.00%, due in monthly installments of $493, including interest, with final payment in November 2024	21,000	-
	$69,000	$160,000

The notes are secured by specific equipment with a carrying value of approximately $107,000 and are nonrecourse liabilities of the Partnership. As such, the notes do not contain any financial debt covenants with which we must comply on either an annual or quarterly basis. Aggregate approximate payments of notes payable for each of the periods subsequent to December 31, 2020 are as follows:

F16

Years Ended December 31,	Amount
2021	$31,000
2022	13,000
2023	14,000
2024	11,000
$69,000

7. Supplemental Cash Flow Information

No interest or principal on notes payable was paid by the Partnership during 2020 and 2019 because direct payment was made by lessee to the bank in lieu of collection of lease income and payment of interest and principal by the Partnership.

Noncash investing and financing activities approximately include the following:

Years Ended December 31,	2020	2019
Debt assumed in connection with purchase of equipment	$21,000	$39,000

During the years ended December 31, 2020 and 2019, the Partnership wrote-off fully amortized acquisition and finance fees of approximately $27,000 and $51,000, respectively.

During the years ended December 31, 2020 and 2019, the Partnership wrote-off fully depreciated assets of approximately $0 and $0, respectively.

F17

8. Commitments and Contingencies

Medshare

In January 2015, CCC, on behalf of the Funds, entered into a Purchase Agreement (“Purchase Agreement”) for the sale of the equipment to Medshare Technologies (“Medshare”) for approximately $3,400,000.  The Partnership’s share of the sale proceeds was approximately $77,000.  As of April 16, 2021, the Partnership had received approximately $62,000 of the approximate $77,000 sale proceeds and has recorded a reserve of $15,000 against the outstanding receivables.  On April 3, 2015 Medshare was obligated to make payment in full and failed to do so.  As a result, Medshare defaulted on its purchase agreement with CCC and was issued a demand letter for full payment of the equipment.  On June 25, 2015, Medshare filed a lawsuit in Texas state court for breach of contract (“State Suit”).  On June 26, 2015, Commonwealth filed a lawsuit in the Northern District of Texas against Medshare seeking payment in full and/or return of the Equipment and damages.

In July 2016, CCC, on behalf of the Funds, entered into a $1,400,000 binding Settlement Agreement (“Settlement Agreement”) with Medshare and its principal owner, Chris Cleary (collectively referred to as “Defendants”), who are held jointly and severally liable for the entire settlement.  On August 2, 2016, the Defendants made payment to CCC of an initial $200,000 to be followed by 24 structured monthly payments of approximately $50,000 per month to begin no later than September 15, 2016.  The Partnership’s share of the Settlement Agreement is approximately $23,000 and is to be applied against the net Medshare receivable of approximately $18,000 as of the settlement date. The remaining $5,000 will be applied against the $15,000 reserve and recorded as a bad debt recovery.  As of April 16, 2021, the Partnership received approximately $9,000 of the approximate $23,000 settlement agreement which was applied against the net Medshare receivable of approximately $18,000 as of the settlement date.  As Defendant defaulted on settlement agreement, CCC sought and obtained consent judgment from U.S. District Court for Northern District of Texas, Dallas Division on July 27, 2017 in the amount of $1.5 million, less $450,000 previously paid plus $6,757 in attorney fees, both the Defendant and Cleary being jointly and severally liable for the judgment amount.  The court also vacated the September 21, 2016 settlement dismissal.

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

On July 21, 2017, FINRA reduced the list of 1,840 items totaling $208,000 to a remaining list of 87 items totaling $36,226 (which includes approximately $30,000 of continuing education expenses for personnel providing services to the Funds), and reduced the proposed fine from $100,000 to $50,000, but reaffirmed its position on the bar from the securities industry.  Respondents promptly appealed FINRA’s revised ruling to the SEC.  All the requested or allowed briefs have been filed with the SEC.  The SEC upheld FINRA’s order on February 7, 2020 to bar, but eliminated FINRA’s proposed fine.  Ms. Springsteen-Abbott has filed a Petition for Review in the United States Court of Appeals for the District of Columbia Circuit to review a final order entered against her by the U.S. Securities and Exchange Commission.  On February 26, 2021 the United States Court of Appeals for the District of Columbia Circuit dismissed in part and denied in part Ms. Springsteen-Abbott’s petition; however, given the SEC’s prior removal FINRA’s fine Management anticipates the ruling will not result in any material adverse financial impact to the Funds.

F18

9. Reconciliation of Amounts Reported for Financial Reporting Purposes to Amounts on the Federal
    Partnership Return (Unaudited)

The tax basis of the Partnership’s net assets and liabilities vary from the amounts presented in these financial statements at December 31, 2020 and 2019 as follows:

Years Ended December 31,	2020	2019
Tax basis of net assets (unaudited)	$(861,987)	$(845,742)
Financial statement basis of net assets	115,434	173,843
Difference (unaudited)	$(977,421)	$(1,019,585)

The primary differences between the tax basis of net assets and the amounts recorded in the financial statements are the result of differences in accounting for impairment losses, syndication costs and differences between the depreciation methods used in the financial statements and the Partnership’s tax returns (unaudited).

Years ended December 31,	2020	2019
Net loss for financial reporting purposes to taxable (loss) income	$(50,551)	$(127,731)
Loss on sale of equipment	(15,508)	(2,182)
Depreciation	87,464	286,135
Amortization	(11,611)	(2,859)
Unearned lease income	9,963	(9,290)
Penalties	63	249
Bad debt (recovery) expense	(26,795)	30,327
*Other	11,117	(6,093)
Taxable (loss) income on the Federal Partnership return (unaudited)	$(4,142)	$168,556

*Other- includes financial statement adjustments that will be reflected on the tax return in the subsequent year.

F19

10. Subsequent Events

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

F20