Form 10-Q
period 2021-03-31
Commonwealth Income & Growth Fund VI
filed 2021-05-24
CIK 1351901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021 or

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

FORM 10-Q
March 31, 2021

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

Commonwealth Income & Growth Fund VI
Condensed Balance Sheets

	March 31,	December 31,
	2021	2020
	(unaudited)	(audited)
ASSETS
Cash and cash equivalents	$3,922	$36,178
Lease income receivable, net of reserve of approximately $33,000 at both March 31, 2021 and December 31, 2020	17,576	51,622
Accounts receivable, Commonwealth Capital Corp., net of accounts payable of approximately $47,000 and $39,000 at March 31, 2021 and December 31, 2020, respectively	75,751	49,258
Other receivables, net of reserve of approximately $15,000 at both March 31, 2021 and December 31, 2020	25,178	25,178
Prepaid expenses	1,373	2,534
	123,800	164,770

Equipment, at cost	3,468,959	3,564,979
Accumulated depreciation	(3,296,351)	(3,344,409)
	172,608	220,570

Equipment acquisition costs and deferred expenses, net of accumulated amortization of approximately $15,000 and $13,000 at March 31, 2021 and December 31, 2020, respectively	6,051	7,509

Total Assets	$302,459	$392,849

LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES
Accounts payable	$71,349	$76,523
Accounts payable, CIGF, Inc., net	130,237	115,452
Other accrued expenses	5	6
Unearned lease income	16,606	16,606
Notes payable	49,571	68,828
Total Liabilities	267,768	277,415

COMMITMENTS AND CONTINGENCIES
PARTNERS' CAPITAL
General Partner	1,000	1,000
Limited Partners	33,691	114,434
Total Partners' Capital	34,691	115,434

Total Liabilities and Partners' Capital	$302,459	$392,849

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund VI
Condensed Statements of Operations
(unaudited)
	Three months ended March 31,
	2021	2020

Revenue
Lease	$65,473	$160,856
Interest and other	37	19
Sales and property taxes	2,305	11,240
Gain on sale of equipment	-	33,957
Total revenue and gain on sale of equipment	67,815	206,072

Expenses
Operating, excluding depreciation	97,130	105,125
Equipment management fee, General Partner	3,274	8,043
Interest	819	2,028
Depreciation	41,319	96,048
Amortization of equipment acquisition costs and deferred expenses	1,457	2,701
Sales and property taxes	2,305	11,240
Bad debt Expense	-	7,517
Loss on sale of equipment	2,254	-
Total expenses	148,558	232,702

Net loss	$(80,743)	$(26,630)

Net loss allocated to Limited Partners	$(80,743)	$(26,630)

Net loss per equivalent Limited Partnership unit	$(0.05)	$(0.02)

Weighted average number of equivalent Limited Partnership units outstanding during the period	1,741,754	1,744,262

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund VI
Condensed Statement of Partners' Capital
For the three months ended March 31, 2021 and 2020
(unaudited)

	General	Limited
	Partner	Partner	General	Limited
	Units	Units	Partner	Partners	Total
Balance, January 1, 2021 (audited)	50	1,741,754	$1,000	$114,434	$115,434
Net loss	-	-	-	(80,743)	(80,743)
Balance, March 31, 2021	50	1,741,754	$1,000	$33,691	$34,691

	General	Limited
	Partner	Partner	General	Limited
	Units	Units	Partner	Partners	Total
Balance, January 1, 2020 (audited)	50	1,744,254	$1,000	$183,227	$184,227
Net loss	-	-	-	(26,630)	(26,630)
Redemptions	-	(2,500)	-	(7,858)	(7,858)
Balance, March 31, 2020	50	1,741,754	$1,000	$148,739	$149,739

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund VI
Condensed Statements of Cash Flows
(unaudited)

	Three months ended March 31,
	2021	2020

Net cash used in operating activities	$(36,645)	$(69,067)

Cash flows from investing activities
Net proceeds from the sale of equipment	4,389	81,961
Net cash provided by investing activities	4,389	81,961

Cash flows from financing activities
Redemptions	-	(7,858)
Net cash used in financing activities	-	(7,858)

Net (decrease) increase in cash and cash equivalents	(32,256)	5,036

Cash and cash equivalents at beginning of the period	36,178	3,624

Cash and cash equivalents at end of the period	$3,922	$8,660

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

Liquidity and Going Concern

For the quarter ended March 31, 2021, the Partnership incurred a negative cash flow. At March 31, 2021, the Partnership has a working capital deficit of approximately $127,000. Such factors raise substantial doubt about the Partnership’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The financial information presented as of any date other than December 31, 2020 has been prepared from the books and records without audit. The following unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Financial information as of December 31, 2020 has been derived from the audited financial statements of the Partnership, but does not include all disclosures required by generally accepted accounting principles to be included in audited financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated, have been included. Operating results for the three months ended March 31, 2021 are not necessarily indicative of financial results that may be expected for the full year ended December 31, 2021.

Disclosure of Fair Value Financial Instruments

Estimated fair value was determined by management using available market information and appropriate valuation methodologies. However, judgment was necessary to interpret market data and develop estimated fair value. Cash and cash equivalents, receivables, accounts payable and accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values as of March 31, 2021 and December 31, 2020 due to the short term nature of these financial instruments.

The Partnership’s long-term debt consists of notes payable, which are secured by specific equipment and are nonrecourse liabilities of the Partnership. The estimated fair value of this debt at March 31, 2021 and December 31, 2020 approximates the carrying value of these instruments, due to the interest rates on the debt approximating current market interest rates. The Partnership classifies the fair value of its notes payable within Level 2 of the valuation hierarchy based on the observable inputs used to estimate fair value.

Cash and cash equivalents

At March 31, 2021, cash and cash equivalents were held in one account maintained at one financial institution with an aggregate balance of approximately $7,000. Bank accounts are federally insured up to $250,000 by the FDIC. At March 31, 2021, the total cash balance was as follows:

At March 31, 2021	Balance
Total bank balance	$7,000
FDIC insured	(7,000)
Uninsured amount	$-

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

In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, which amends and clarifies several provisions of Topic 326. In May 2019, the FASB issued ASU 2019-05, Financial Instruments-Credit Losses (Topic 326): Targeted Transition Relief, which amends Topic 326 to allow the fair value option to be elected for certain financial instruments upon adoption. ASU 2019-10 extended the effective date of ASU 2016-13 for the Partnership until December 15, 2022. While we continue to evaluate the new guidance, including the subsequent updates to Topic 326, we do not anticipate that adoption will have a material impact on the Partnership financial statements and related disclosures. For both the quarters ended March 31, 2021 and 2020, Partnership finance lease revenue subject to CECL represented less than 1% of total lease revenue.

3. Information Technology, Medical Technology, Telecommunications Technology, Inventory Management and Other Business-Essential Capital Equipment (“Equipment”)

The Partnership is the lessor of equipment under leases with periods that generally will range from 12 to 48 months. In general, associated costs such as repairs and maintenance, insurance and property taxes are paid by the lessee.

Gains or losses from the sale of equipment are recognized when the lease is modified and terminated concurrently. Gain from sale of equipment included in lease revenue for the three months ended March 31, 2021 and 2020 was $0 and $34,000, respectively.

CCC, on behalf of the Partnership and on behalf of other affiliated companies and partnerships (“partnerships”), acquires equipment subject to associated debt obligations and lease agreements and allocates a participation in the cost, debt and lease revenue to the various companies based on certain risk factors.

The Partnership’s share of the cost of the equipment in which it participates with other partnerships at March 31, 2021 was approximately $2,558,000 and is included in the Partnership’s equipment on its balance sheet. The total cost of the equipment shared by the Partnership with other partnerships at March 31, 2021 was approximately $8,971,000. The Partnership’s share of the outstanding debt associated with this equipment at March 31, 2021 was approximately $3,000 and is included in the Partnership’s notes payable on its balance sheet. The total outstanding debt related to the equipment shared by the Partnership at March 31, 2021 was approximately $9,000.

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

As the Partnership and the other programs managed by the General Partner increase their overall portfolio size, opportunities for shared participation are expected to continue. Sharing in the acquisition of a lease portfolio gives the fund an opportunity to acquire additional assets and revenue streams, while allowing the fund to remain diversified and reducing its overall risk with respect to one portfolio. As additional investment opportunities arise during the remainder of 2021, the Partnership expects total shared equipment and related debt to trend higher as the Partnership builds its portfolio.

The following is a schedule of approximate future minimum rentals on operating leases:

Periods Ended December 31,	Amount
Nine months ended December 31, 2021	$83,500
Year ended December 31, 2022	32,000
Year ended December 31, 2023	27,000
Year ended December 31, 2024	21,000
Year ended December 31, 2025	9,500
$173,000

The Partnership is scheduled to terminate on December 31, 2023. CCC will assume the rights to the remaining active leases and their related remaining revenue stream through their termination.

4. Related Party Transactions

Receivables/Payables

As of March 31, 2021 and December 31, 2020, the Company’s related party receivables and payables are short term, unsecured and non-interest bearing.
Three months ended March 31,	2021	2020

Reimbursable expenses
The General Partner and its affiliates are entitled to reimbursement by the Partnership for the cost of goods, supplies or services obtained and used by the General Partner in connection with the administration and operation of the Partnership from third parties unaffiliated with the General Partner. In addition, the General Partner and its affiliates are entitled to reimbursement of certain expenses incurred by the General Partner and its affiliates in connection with the administration and operation of the Partnership.  For the three months ended March 31, 2021 and 2020, the Partnership was charged approximately $30,000 and $22,000 in Other LP expense, respectively.
	$90,000	$89,000
Equipment acquisition fee
The General Partner earned an equipment acquisition fee of 4% of the purchase price of each item of equipment purchased as compensation for the negotiation of the acquisition of the equipment and lease thereof or sale under a conditional sales contract.	$-	$-
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
	$3,000	$8,000
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
	$136	$-

5. Notes Payable

Notes payable consisted of the following approximate amounts:
	March 31, 2021	December 31, 2020
Installment note payable to bank; interest rate of 5.31%, due in quarterly installments of $6,157, including interest, with final payment in January 2021	-	6,000
Installment note payable to bank; interest rate of 6.33%, due in quarterly installments of $5,805, including interest, with final payment in January 2021	-	5,500
Installment note payable to bank; interest rate of 6.66%, due in quarterly installments of $2,774, including interest, with final payment in January 2021	-	3,000
Installment note payable to bank; interest rate of 5.33%, due in monthly installments of $582, including interest, with final payment in August 2021	3,000	4,500
Installment note payable to bank; interest rate of 4.14%, due in monthly installments of $705, including interest, with final payment in August 2024	27,000	29,000
Installment note payable to bank; interest rate of 5.00%, due in monthly installments of $493, including interest, with final payment in November 2024	20,000	21,000
	$50,000	$69,000

The notes are secured by specific equipment with a carrying value of approximately $63,000 and are nonrecourse liabilities of the Partnership. As such, the notes do not contain any financial debt covenants with which we must comply on either an annual or quarterly basis. Aggregate approximate maturities of notes payable for each of the periods subsequent to March 31, 2021 are as follows:
Amount
Nine months ended December 31, 2021	$13,000
Year ended December 31, 2022	13,000
Year ended December 31, 2023	13,500
Year ended December 31, 2024	10,500
$50,000

The Partnership is scheduled to terminate on December 31, 2023. CCC will assume the obligation and rights to the remaining notes payable and its related secured equipment as described above through their termination.

6. Supplemental Cash Flow Information

No interest or principal on notes payable was paid by the Partnership during 2021 and 2020 because direct payment was made by lessee to the bank in lieu of collection of lease income and payment of interest and principal by the Partnership.

Other noncash activities included in the determination of net loss are as follows:

Three months ended March 31,	2021	2020
Lease revenue net of interest expense on notes payable realized as a result of direct payment of principal by lessee to bank	$19,000	$37,000

Noncash investing and financing activities include the following:

Three months ended March 31,	2021	2020
Accrual for redemptions to partners paid in April 2021 (included in other accrued expenses)	$-	$4,000

During the three months ended March 31, 2021 and 2020, the Partnership wrote-off fully amortized acquisition and finance fees of approximately $0 and $13,000, respectively.

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

Although the Partnership cannot estimate the length or gravity of the impact of the COVID-19 outbreak at this time, if the pandemic continues, it may have a material adverse effect on the Partnership results of future operations, financial position, and liquidity in fiscal year 2021 and beyond.

FINRA

On May 3, 2013, the FINRA Department of Enforcement filed a complaint naming Commonwealth Capital Securities Corp. (“CCSC”) and the owner of the firm, Kimberly Springsteen-Abbott, as respondents; however, on October 22, 2013, FINRA filed an amended complaint that dropped the allegations against CCSC and reduced the scope of the allegations against Ms. Springsteen-Abbott.  The sole remaining charge was that Ms. Springsteen-Abbott had approved the misallocation of some expenses to certain Funds.  Management believes that the expenses at issue include amounts that were proper and that were properly allocated to Funds, and also identified a smaller number of expenses that had been allocated in error, but were adjusted and repaid to the affected Funds when they were identified in 2012.  During the period in question, Commonwealth Capital Corp. (“CCC”) and Ms. Springsteen-Abbott provided important financial support to the Funds, voluntarily absorbed expenses and voluntarily waived fees in amounts aggregating in excess of any questioned allocations.  A Hearing Panel ruled on March 30, 2015, that Ms. Springsteen-Abbott should be barred from the securities industry because the Panel concluded that she allegedly misallocated approximately $208,000 of expenses involving certain Funds over the course of three years.  As such, management had already at that time reallocated back approximately $151,225 of the $208,000 (in allegedly misallocated expenses) to the affected funds, which was fully documented, as good faith payments for the benefit of those Income Funds.

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

On July 21, 2017, FINRA reduced the list of 1,840 items totaling $208,000 to a remaining list of 87 items totaling $36,226 (which includes approximately $30,000 of continuing education expenses for personnel providing services to the Funds), and reduced the proposed fine from $100,000 to $50,000, but reaffirmed its position on the bar from the securities industry.  Respondents promptly appealed FINRA’s revised ruling to the SEC.  All the requested or allowed briefs have been filed with the SEC.  Despite offering no additional evidence or legal reasoning from when SEC originally remanded this matter (for FINRA’s opinion being an unreviewably flawed opinion), the SEC upheld FINRA’s new order on February 7, 2020 to bar, but eliminated FINRA’s proposed fine.  Ms. Springsteen-Abbott has filed a Petition for Review in the United States Court of Appeals for the District of Columbia Circuit to review a final order entered against her by the U.S. Securities and Exchange Commission.  On February 26, 2021, the United States Court of Appeals for the District of Columbia Circuit, made their ruling.  They dismissed in part and denied in part Ms. Springsteen-Abbott’s petition. This was regardless of CCC’s good faith reimbursements made many years ago of the questioned expense items of $208,000 (due to improper documentation), initially claimed misallocations by FINRA, even prior to FINRA’s reducing its final claim to $36,226.

Prior to the original appeal to the SEC, Ms. Springsteen-Abbott discovered CCC’s required documentation of these items for FINRA review, which FINRA refused to consider, despite such efforts the District Court upheld the bar, despite admittingly not addressing her “due process” rights, for legal administrative procedural reasons.  However, given the SEC’s prior removal of FINRA’s fine and the District Court upholding that removal, the General Partner anticipates that this ruling will not result in any material financial impact to the Funds.

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

Readers are also directed to other risks and uncertainties discussed in other documents we file with the SEC, including, without limitation, those discussed in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed with the SEC. We undertake no obligation to update or revise any forward-looking information, whether as a result of new information, future developments or otherwise.

INDUSTRY OVERVIEW

We invest in various types of domestic information technology equipment leases located solely within the United States. Our investment objective is to acquire primarily high technology equipment. We believe that dealing in high technology equipment is particularly advantageous due to a robust aftermarket. Information technology has developed rapidly in recent years and is expected to continue to do so. Technological advances have permitted reductions in the cost of computer processing capacity, speed, and utility. In the future, the rate and nature of equipment development may cause equipment to become obsolete more rapidly. In an effort to mitigate this risk our portfolio manager attempts to diversify our fund through the acquisition of different types of equipment, staggered lease maturities, various lessees, and businesses located throughout the U.S., and industries served.

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

The Equipment Leasing and Finance Association’s (ELFA) Monthly Leasing and Finance Index (MLFI-25), which reports economic activity from 25 companies representing a cross section of the $900 billion equipment finance sector, showed their overall new business volume for March was $9.3 billion, up 4% year-over-year from new business volume in March 2020. Volume was up 26% month-to-month from $7.4 billion in February. Year-to-date, cumulative new business volume was down 1% compared to 2020.

Receivables over 30 days were 1.9%, down from 2.1% the previous month and down from 2.6% in the same period in 2020. Charge-offs were 0.43%, down from 0.55% the previous month and down from 0.55% in the year-earlier period.

Credit approvals totaled 77%, up from 75.8% in February. Total headcount for equipment finance companies was down 15.2% year-over-year, a decrease due to significant downsizing at an MLFI reporting company.

Separately, the Equipment Leasing & Finance Foundation’s Monthly Confidence Index (MCI-EFI) in April is an all-time high of 76.1, and an increase from the March index of 67.7.

ELFA President and CEO Ralph Petta said, “The equipment finance industry appears poised to take advantage of an economic tailwind that is manifesting itself in an improving labor market, a continued low interest-rate environment, a strong corporate earnings season, and high business confidence that is creating demand for investment in commercial equipment.  ELFA member organizations also report improving portfolio quality, which is reflective of their customers’ ability to meet their payment obligations as the pandemic’s grip on many businesses loosens.”

Marci Slagle, President, BankFinancial Equipment Finance, said, “Thus far in 2021, as we continue to work our way through the pandemic, market demand has remained high, both on applications and credit approvals. Our existing portfolios continue to remain stable, with few leases stretching payables along while the underlying financials remain strong. Approval to funding continues to lag a bit as the supply chain stretches, especially when there are multiple and/or foreign vendors involved.  Overall, continuing into second quarter, there seems to be continued growth and strength across all of our markets, which encompass small, middle, corporate and governmental.”

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

Through March 31, 2021, the Partnership’s lease portfolio consisted of operating leases and finance leases. For operating leases, lease revenue is recognized on a straight-line basis in accordance with the terms of the lease agreement. Finance lease interest income is recorded over the term of the lease using the effective interest method.

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

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash

Our primary source of cash for the three months ended March 31, 2021 was cash provided by net proceeds from the sale of computer equipment of approximately $4,000. Our primary source of cash for the three months ended March 31, 2020 was cash provided by net proceeds from the sale of computer equipment of approximately $82,000.

Our primary uses of cash for the three months ended March 31, 2021 was cash used in operating activities of approximately $37,000. For the three months ended March 31, 2020, our primary uses of were cash used in operating activities of approximately $69,000 and partnership redemptions of approximately $8,000.

Cash was used in operating activities for the three months ended March 31, 2021 of approximately $37,000, which includes net loss of approximately $81,000 and depreciation and amortization expenses of approximately $43,000. Other noncash activities included in the determination of operating activities include direct payments to banks by lessees of approximately $19,000. Cash was used in operating activities for the three months ended March 31, 2020 of approximately $69,000, which includes net loss of approximately $27,000 and depreciation and amortization expenses of approximately $99,000. Other noncash activities included in the determination of operating activities include direct payments to banks by lessees of approximately $37,000.

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

At March 31, 2021, cash and cash equivalents were held in one account maintained at one financial institution with an aggregate balance of approximately $7,000. Bank accounts are federally insured up to $250,000 by the FDIC. At March 31, 2021, the total cash balance was as follows:

At March 31, 2021	Balance
Total bank balance	$7,000
FDIC insured	(7,000)
Uninsured amount	$-

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

The Partnership’s investment strategy of acquiring equipment and generally leasing it under triple-net leases to operators who generally meet specified financial standards minimizes our operating expenses. As of March 31, 2021, the Partnership had future minimum rentals on operating leases of approximately $83,500 for the balance of the year ending December 31, 2021 and approximately $89,500 thereafter.

As of March 31, 2021, our non-recourse debt was approximately $50,000 with interest rates ranging from 4.14% to 6.66% and will be payable through November 2024. The Partnership is scheduled to terminate on December 31, 2023. CCC will assume the obligation and rights to the remaining notes payable and its related secured equipment through their termination.

The Partnership was originally scheduled to end its operational phase on December 31, 2018. During the year ended December 31, 2018, the operational phase was officially extended to December 31, 2021 through an investor proxy vote. The Partnership is expected to terminate on December 31, 2023.

RESULTS OF OPERATIONS

Three months ended March 31, 2021 compared to three months ended March 31, 2020

Lease Revenue

Our lease revenue decreased to approximately $65,000 for the three months ended March 31, 2021, from approximately $161,000 for the three months ended March 31, 2020. The Partnership had 21 and 32 active operating leases for the three months ended March 31, 2021 and 2020, respectively. This decrease in lease revenue is primarily due to a greater number of lease agreements ending versus new lease agreements being acquired. Management expects to add new leases to the Partnership’s portfolio throughout 2021, primarily through debt financing.

Sale of Equipment

For the three months ended March 31, 2021, the Partnership sold fully depreciated equipment with a net book value of approximately $7,000 for a net loss of approximately $2,000.  This compares to the three months ended March 31, 2020, when the Partnership sold fully depreciated equipment with a net book value of approximately $48,000 for a net gain of approximately $34,000.

Operating Expenses

Our operating expenses, excluding depreciation, primarily consist of accounting and legal fees, outside service fees and reimbursement of expenses to CCC for administration and operation of the Partnership. These expenses decreased to approximately $97,000 for the three months ended March 31, 2021, from approximately $105,000 for the three months ended March 31, 2020. This decrease is primarily attributable to a decrease in legal fees of approximately $15,000, offset by an increase in other LP expenses of approximately $8,000.

Equipment Management Fees

We pay an equipment management fee to our general partner for managing our equipment portfolio. The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases and approximately 2% of the gross lease revenue attributable to equipment that is subject to direct financing leases. The equipment management fee was approximately $3,000 for the three months ended March 31, 2021 and approximately $8,000 for the three months ended March 31, 2020, which is consistent with the lease revenue.

Depreciation and Amortization Expense

Depreciation and amortization expenses consist of depreciation on equipment and amortization of equipment acquisition fees. These expenses decreased to approximately $43,000 for the three months ended March 31, 2021, from approximately $99,000 for the three months ended March 31, 2020. This decrease was due to the higher frequency in the termination of leases and equipment being fully depreciated as compared to the acquisition of new leases for the three months ended March 31, 2021.

Net Loss

For the three months ended March 31, 2021, we recognized revenue of approximately $68,000 and expenses of approximately $149,000 resulting in net loss of approximately $81,000. For the three months ended March 31, 2020, we recognized revenue of approximately $206,000 and expenses of approximately $233,000 resulting in a net loss of approximately $27,000. This change in net loss is due to the changes in revenue and expenses as described above.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

N/A

Item 4. Controls and Procedures

Our management, under the supervision and with the participation of the General Partner’s Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures related to our reporting and disclosure obligations as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, the General Partner’s Chief Executive Officer and Principal Financial Officer have concluded that, as of March 31, 2021, our disclosure controls and procedures are effective in ensuring that information relating to us which is required to be disclosed in our periodic reports filed or submitted under the Securities Exchange Act of 1934 is (a) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (b) accumulated and communicated to management, including the General Partner’s Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There were no changes in the Partnership’s internal control over financial reporting during the first quarter of 2021 that have materially affected or are reasonably likely to materially affect its internal control over financial reporting.

Part II: OTHER INFORMATION

Item 1. Legal Proceedings

FINRA

On May 3, 2013, the FINRA Department of Enforcement filed a complaint naming Commonwealth Capital Securities Corp. (“CCSC”) and the owner of the firm, Kimberly Springsteen-Abbott, as respondents; however, on October 22, 2013, FINRA filed an amended complaint that dropped the allegations against CCSC and reduced the scope of the allegations against Ms. Springsteen-Abbott.  The sole remaining charge was that Ms. Springsteen-Abbott had approved the misallocation of some expenses to certain Funds.  Management believes that the expenses at issue include amounts that were proper and that were properly allocated to Funds, and also identified a smaller number of expenses that had been allocated in error, but were adjusted and repaid to the affected Funds when they were identified in 2012.  During the period in question, Commonwealth Capital Corp. (“CCC”) and Ms. Springsteen-Abbott provided important financial support to the Funds, voluntarily absorbed expenses and voluntarily waived fees in amounts aggregating in excess of any questioned allocations.  A Hearing Panel ruled on March 30, 2015, that Ms. Springsteen-Abbott should be barred from the securities industry because the Panel concluded that she allegedly misallocated approximately $208,000 of expenses involving certain Funds over the course of three years.  As such, management had already at that time reallocated back approximately $151,225 of the $208,000 (in allegedly misallocated expenses) to the affected funds, which was fully documented, as good faith payments for the benefit of those Income Funds.

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

On July 21, 2017, FINRA reduced the list of 1,840 items totaling $208,000 to a remaining list of 87 items totaling $36,226 (which includes approximately $30,000 of continuing education expenses for personnel providing services to the Funds), and reduced the proposed fine from $100,000 to $50,000, but reaffirmed its position on the bar from the securities industry.  Respondents promptly appealed FINRA’s revised ruling to the SEC.  All the requested or allowed briefs have been filed with the SEC.  Despite offering no additional evidence or legal reasoning from when SEC originally remanded this matter (for FINRA’s opinion being an unreviewably flawed opinion), the SEC upheld FINRA’s new order on February 7, 2020 to bar, but eliminated FINRA’s proposed fine.  Ms. Springsteen-Abbott has filed a Petition for Review in the United States Court of Appeals for the District of Columbia Circuit to review a final order entered against her by the U.S. Securities and Exchange Commission.  On February 26, 2021, the United States Court of Appeals for the District of Columbia Circuit, made their ruling.  They dismissed in part and denied in part Ms. Springsteen-Abbott’s petition. This was regardless of CCC’s good faith reimbursements made many years ago of the questioned expense items of $208,000 (due to improper documentation), initially claimed misallocations by FINRA, even prior to FINRA’s reducing its final claim to $36,226.

Prior to the original appeal to the SEC, Ms. Springsteen-Abbott discovered CCC’s required documentation of these items for FINRA review, which FINRA refused to consider, despite such efforts the District Court upheld the bar, despite admittingly not addressing her “due process” rights, for legal administrative procedural reasons.  However, given the SEC’s prior removal of FINRA’s fine and the District Court upholding that removal, the General Partner anticipates that this ruling will not result in any material financial impact to the Funds.

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

Although the Partnership cannot estimate the length or gravity of the impact of the COVID-19 outbreak at this time, if the pandemic continues, it may have a material adverse effect on the Partnership results of future operations, financial position, and liquidity in fiscal year 2021 and beyond.

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

COMMONWEALTH INCOME & GROWTH FUND VI
BY: COMMONWEALTH INCOME & GROWTH FUND, INC., General Partner
May 24, 2021	By: /s/ Kimberly A. Springsteen-Abbott
Date	Kimberly A. Springsteen-Abbott
Chief Executive Officer And Principal Financial Officer Commonwealth Income & Growth Fund, Inc.

May 24, 2021 Date	By: /s/ Theodore Cavaliere Theodore Cavaliere Vice President, Financial Operations Principal