Form 10-Q
period 2021-06-30
Commonwealth Income & Growth Fund VI
filed 2021-09-10
CIK 1351901

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2021

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

FORM 10-Q

JUNE 30, 2021

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Commonwealth Income & Growth Fund VI
Condensed Balance Sheets

	June 30,	December 31,
	2021	2020
	(unaudited)	(audited)
ASSETS
Cash and cash equivalents	$53,858	$36,178
Lease income receivable, net of reserve of approximately $48,000 at both June 30, 2021 and December 31, 2020, respectively	35,628	51,622
Accounts receivable, Commonwealth Capital Corp., net of accounts payable of approximately $20,000 and $39,000 at June 30, 2021 and December 31, 2020, respectively	36,647	49,258
Other receivables, net of reserve of approximately $- at both June 30, 2021 and December 31, 2020	8,175	25,178
Prepaid expenses	1,318	2,534
	135,627	164,770

Equipment, at cost	3,234,061	3,564,979
Accumulated depreciation	(3,093,907)	(3,344,409)
	140,154	220,570

Equipment acquisition costs and deferred expenses, net of accumulated amortization of approximately $3,000 and $13,000 at June 30, 2021 and December 31, 2020, respectively	5,498	7,509

Total Assets	$281,278	$392,849

LIABILITIES AND PARTNERS' CAPITAL (Deficit)
LIABILITIES
Accounts payable	$91,122	$76,523
Accounts payable, CIGF, Inc., net of accounts receivable of approximately $187 at June 30, 2021 and December 31, 2020	146,050	115,452
Other accrued expenses	-	6
Unearned lease income	17	16,606
Notes payable	44,776	68,828

Total Liabilities	281,965	277,415

COMMITMENTS AND CONTINGENCIES
PARTNERS' CAPITAL (DEFICIT)
General Partner	1,000	1,000
Limited Partners	(1,687)	114,434
Total Partners' Capital (Deficit)	(687)	115,434

Total Liabilities and Partners' Capital (Deficit)	$281,278	$392,849

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund VI
Condensed Statements of Operations
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020

Revenue
Lease	$52,241	$180,332	$117,714	$341,188
Interest and other	-	17,768	37	17,787
Sales and property taxes	5,034	4,222	7,339	15,462
Gain on sale of equipment	12,543	12,737	10,289	46,694
Total revenue and gain on sale of equipment	69,817	215,059	135,378	421,131

Expenses
Operating, excluding depreciation	63,997	92,474	161,127	197,599
Equipment management fee, General Partner	2,612	5,924	5,886	13,967
Interest	545	1,567	1,364	3,595
Depreciation	32,454	91,070	73,773	187,118
Amortization of equipment acquisition costs and deferred expenses	553	2,346	2,010	5,047
Sales and property taxes	5,034	4,222	7,339	15,462
Bad Debt Expense	-	810	-	8,327
Total expenses	105,195	198,413	251,499	431,115

Net income (loss)	$(35,378)	$16,646	$(116,121)	$(9,984)

Net income (loss) allocated to Limited Partners	$(35,378)	$16,646	$(116,121)	$(9,984)

Net loss per equivalent Limited Partnership unit	$(0.02)	$0.01	$(0.07)	$(0.01)

Weighted average number of equivalent Limited Partnership units outstanding during the period	1,741,754	1,741,755	1,741,754	1,742,970

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund VI
Condensed Statement of Partners' Capital
For the six months ended June 30, 2021 and 2020

	General	Limited
	Partner	Partner	General	Limited
	Units	Units	Partner	Partners	Total
Balance, January 1, 2021 (audited)	50	1,741,754	$1,000	$114,434	$115,434
Net loss	-	-	-	(80,743)	(80,743)
Balance, March 31, 2021 (unaudited)	50	1,741,754	$1,000	$33,691	$34,691
Net income	-	-	-	(35,378)	(35,378)
Balance, June 30, 2021 (unaudited)	50	1,741,754	$1,000	$(1,687)	$(687)

	General	Limited
	Partner	Partner	General	Limited
	Units	Units	Partner	Partners	Total
Balance, January 1, 2020 (audited)	50	1,744,254	$1,000	$172,843	$173,843
Net loss	-	-	-	(26,630)	(26,630)
Redemptions	-	(2,500)	-	(7,858)	(7,858)
Balance, March 31, 2020 (unaudited)	50	1,741,754	$1,000	$138,355	$139,355
Net loss	-	-	-	16,646	16,646
Balance, June 30, 2020 (unaudited)	50	1,741,754	$1,000	$155,001	$156,001

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund VI
Condensed Statements of Cash Flows
(unaudited)

	Six months ended June 30,
	2021	2020

Net cash provided by operating activities	$748	$34,929

Cash flows from investing activities
Capital expenditures	-	(19,590)
Equipment acquisition fees paid to General Partner	-	(784)
Net proceeds from the sale of equipment	16,932	107,482
Net cash provided by investing activities	16,932	87,108

Cash flows from financing activities
Redemptions	-	(7,858)
Net cash used in financing activities	-	(7,858)

Net increase in cash and cash equivalents	17,680	114,179

Cash and cash equivalents at beginning of the period	36,178	3,624

Cash and cash equivalents at end of the period	$53,858	$117,803

see accompanying notes to condensed financial statements

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

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

Liquidity and Going Concern

For the quarter ended June 30, 2021, the Partnership incurred a negative cash flow. At June 30, 2021, the Partnership has a working capital deficit of approximately $146,000. Such factors raise substantial doubt about the Partnership’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The financial information presented as of any date other than December 31, 2020 has been prepared from the books and records without audit. The following unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Financial information as of December 31, 2020 has been derived from the audited financial statements of the Partnership, but does not include all disclosures required by generally accepted accounting principles to be included in audited financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated, have been included. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of financial results that may be expected for the full year ended December 31, 2021.

Disclosure of Fair Value Financial Instruments

Estimated fair value was determined by management using available market information and appropriate valuation methodologies. However, judgment was necessary to interpret market data and develop estimated fair value. Receivables, accounts payable and accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values as of June 30, 2021 and December 31, 2020 due to the short-term nature of these financial instruments.

The Partnership’s long-term debt consists of notes payable, which are secured by specific equipment and are nonrecourse liabilities of the Partnership. The estimated fair value of this debt at June 30, 2021 and December 31, 2020 approximates the carrying value of these instruments, due to the interest rates on the debt approximating current market interest rates. The Partnership classifies the fair value of its notes payable within Level 2 of the valuation hierarchy based on the observable inputs used to estimate fair value.

Cash and cash equivalents

At June 30, 2021, cash and cash equivalents were held in one account maintained at one financial institution with an aggregate balance of approximately $57,000. Bank accounts are federally insured up to $250,000 by the FDIC. At June 30, 2021, the total cash balance was as follows:

At June 30, 2021	Balance
Total bank balance	$57,000
FDIC insured	(57,000)
Uninsured amount	$-

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

In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, which amends and clarifies several provisions of Topic 326. In May 2019, the FASB issued ASU 2019-05, Financial Instruments-Credit Losses (Topic 326): Targeted Transition Relief, which amends Topic 326 to allow the fair value option to be elected for certain financial instruments upon adoption. ASU 2019-10 extended the effective date of ASU 2016-13 for the Partnership until December 15, 2022. While we continue to evaluate the new guidance, including the subsequent updates to Topic 326, we do not anticipate that adoption will have a material impact on the Partnership financial statements and related disclosures. For the three and six months ended June 30, 2021 and 2020, Partnership finance lease revenue subject to CECL represented less than 1% of total lease revenue.

3. Information Technology, Medical Technology, Telecommunications Technology, Inventory Management and Other Business-Essential Capital Equipment (“Equipment”)

The Partnership is the lessor of equipment under leases with periods that generally will range from 12 to 48 months. In general, associated costs such as repairs and maintenance, insurance and property taxes are paid by the lessee.

Gains or losses from the sale of equipment are recognized when the lease is modified and terminated concurrently. Gain from sale of equipment included in lease revenue for the three months ended June 30, 2021 and 2020 was approximately $13,000 and $13,000, respectively. Gain from sale of equipment included in lease revenue for the six months ended June 30, 2021 and 2020 was approximately $10,000 and $47,000, respectively.

CCC, on behalf of the Partnership and on behalf of other affiliated companies and partnerships (“partnerships”), acquires equipment subject to associated debt obligations and lease agreements and allocates a participation in the cost, debt and lease revenue to the various companies based on certain risk factors.

The Partnership’s share of the cost of the equipment in which it participates with other partnerships at June 30, 2021 was approximately $2,467,000 and is included in the Partnership’s equipment on its balance sheet. The total cost of the equipment shared by the Partnership with other partnerships at June 30, 2021 was approximately $8,789,000. The Partnership’s share of the outstanding debt associated with this equipment at June 30, 2021 was approximately $1,000 and is included in the Partnership’s notes payable on its balance sheet. The total outstanding debt related to the equipment shared by the Partnership at June 30, 2021 was approximately $4,000.

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

The following is a schedule of approximate future minimum rentals on operating leases:

Periods Ended December 31,	Amount
Six months ended December 31, 2021	$44,000
Year ended December 31, 2022	32,000
Year ended December 31, 2023	27,000
Year ended December 31, 2024	20,500
Year ended December 31, 2025	9,500
$133,000

The Partnership is scheduled to terminate on December 31, 2023. CCC will assume the rights to the remaining active leases and their related remaining revenue stream through their termination.

4. Related Party Transactions

Receivables/Payables

As of June 30, 2021 and December 31, 2020, the Company’s related party receivables and payables are short term, unsecured and non-interest bearing.

Six months ended June 30,	2021	2020

Reimbursable expenses

The General Partner and its affiliates are entitled to reimbursement by the Partnership for the cost of goods, supplies or services obtained and used by the General Partner in connection with the administration and operation of the Partnership from third parties unaffiliated with the General Partner. In addition, the General Partner and its affiliates are entitled to reimbursement of certain expenses incurred by the General Partner and its affiliates in connection with the administration and operation of the Partnership.  For the six months ended June 30, 2021 and 2020, the Partnership was charged approximately $60,000 and $55,000 in Other LP expense, respectively.

	$154,000	$175,000

Equipment acquisition fee
The General Partner earned an equipment acquisition fee of 4% of the purchase price of each item of equipment purchased as compensation for the negotiation of the acquisition of the equipment and lease thereof or sale under a conditional sales contract.	$-	$1,000

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

	$6,000	$14,000

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

	$157	$4,000

5. Notes Payable

Notes payable consisted of the following approximate amounts:

	June 30, 2021	December 31, 2020
Installment note payable to bank; interest rate of 5.31%, due in quarterly installments of $6,157, including interest, with final payment in January 2021	$-	$6,000
Installment note payable to bank; interest rate of 6.33%, due in quarterly installments of $5,805, including interest, with final payment in January 2021	-	5,500
Installment note payable to bank; interest rate of 6.66%, due in quarterly installments of $2,774, including interest, with final payment in January 2021	-	3,000
Installment note payable to bank; interest rate of 5.33%, due in monthly installments of $582, including interest, with final payment in August 2021	1,000	4,500
Installment note payable to bank; interest rate of 4.14%, due in monthly installments of $705, including interest, with final payment in August 2024	25,000	29,000
Installment note payable to bank; interest rate of 5.00%, due in monthly installments of $493, including interest, with final payment in November 2024	19,000	21,000
	$45,000	$69,000

The notes are secured by specific equipment with a carrying value of approximately $57,000 and are nonrecourse liabilities of the Partnership. As such, the notes do not contain any financial debt covenants with which we must comply on either an annual or quarterly basis. Aggregate approximate maturities of notes payable for each of the periods subsequent to June 30, 2021 are as follows:

Amount
Six months ended December 31, 2021	$8,000
Year ended December 31, 2022	13,000
Year ended December 31, 2023	13,500
Year ended December 31, 2024	10,500
$45,000

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

Other noncash activities included in the determination of net loss are as follows:

Six months ended June 30,	2021	2020
Lease revenue net of interest expense on notes payable realized as a result of direct payment of principal by lessee to bank	$24,000	$68,000

During the six months ended June 30, 2021 and 2020, the Partnership wrote-off fully amortized acquisition and finance fees of approximately $12,000 and $14,000, respectively.

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

The Equipment Leasing and Finance Association’s (ELFA) Monthly Leasing and Finance Index (MLFI-25), which reports economic activity from 25 companies representing a cross section of the $900 billion equipment finance sector, showed their overall new business volume for June was $10.4 billion, up 17 percent year-over-year from new business volume in June 2020. Volume was up 28 percent month-to-month from $8.1 billion in May. Year-to-date, cumulative new business volume was up nearly 9 percent compared to 2020.

Receivables over 30 days were 1.8 percent, down from 1.9 percent the previous month and down from 2.6 percent in the same period in 2020. Charge-offs were 0.22 percent, down from 0.30 percent the previous month and down from 0.71 percent in the year-earlier period.

Credit approvals totaled 76.7 percent, down from 77.4 percent in May. Total headcount for equipment finance companies was down 13.8 percent year-over-year, a decrease due to significant downsizing at an MLFI reporting company.

Separately, the Equipment Leasing & Finance Foundation’s Monthly Confidence Index (MCI-EFI) in July is 72.9, an increase from the June index of 71.3.

ELFA President and CEO Ralph Petta said, “If equipment finance new business volume at the end of Q2 is any indication, the second half of the year should be as strong as economists predict. Despite slower-than-desired vaccinations in certain parts of the U.S, consumer spending is accelerating, markets remain strong and unemployment continues to slowly abate, all of which are contributing to a strong economy. This portends well for the equipment finance sector as we move into the second half of 2021. Recent pronouncements from the Fed indicate that they are eyeing recent upticks in inflation warily, but interest rates should remain low—at least in the near- to medium-term.”

Mark Duncan, EVP and COO, Hitachi Capital America, said, “2021 continues to bring economic tailwinds as demand continues to outpace supply. The June MLFI illustrates similar conditions at Hitachi Capital America. Our transportation and commercial finance portfolios continue to perform well, with expectations to exceed FY 20-21. Future disruptions could be attributed to supply chain and labor issues, which may take additional time to resolve.”

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

Through June 30, 2021, the Partnership’s lease portfolio consisted of operating leases and finance leases. For operating leases, lease revenue is recognized on a straight-line basis in accordance with the terms of the lease agreement. Finance lease interest income is recorded over the term of the lease using the effective interest method.

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

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash

Our primary sources of cash for the six months ended June 30, 2021 were cash provided by operating activities of approximately $1,000 and net proceeds from the sale of equipment of approximately $17,000. Our primary sources of cash for the six months ended June 30, 2020 were cash provided by operating activities of approximately $35,000 and net proceeds from the sale of equipment of approximately $107,000.

The Partnership did not have a primary use of cash for the six months ended June 30, 2021. For the six months ended June 30, 2020, our primary uses of cash were cash used in investing activities for the purchase of finance leases of approximately $20,000, equipment acquisition fees paid to the general partner of approximately $1,000 and partnership redemptions of approximately $8,000.

Cash was provided by operating activities for the six months ended June 30, 2021 of approximately $1,000, which includes a net loss of approximately $116,000, depreciation and amortization expenses of approximately $76,000 and gain on sale of equipment of approximately $10,000. Other noncash activities included in the determination of net income include direct payments to banks by lessees of approximately $24,000. Cash was provided by operating activities for the six months ended June 30, 2020 of approximately $35,000, which includes a net loss of approximately $10,000, depreciation and amortization expenses of approximately $192,000 and gain on sale of equipment of approximately $47,000. Other noncash activities included in the determination of net income include direct payments to banks by lessees of approximately $68,000.

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

At June 30, 2021, cash and cash equivalents were held in one account maintained at one financial institution with an aggregate balance of approximately $57,000. Bank accounts are federally insured up to $250,000 by the FDIC. At June 30, 2021, the total cash balance was as follows:

At June 30, 2021	Balance
Total bank balance	$57,000
FDIC insured	(57,000)
Uninsured amount	$-

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

The Partnership’s investment strategy of acquiring equipment and generally leasing it under triple-net leases to operators who generally meet specified financial standards minimizes our operating expenses. As of June 30, 2021, the Partnership had future minimum rentals on non-cancelable operating leases of approximately $44,000 for the balance of the year ending December 31, 2021 and approximately $89,000 thereafter.

As of June 30, 2021, our non-recourse debt was approximately $45,000 with interest rates ranging from 4.14% to 5.33% and will be payable through November 2024. The Partnership is scheduled to terminate on December 31, 2023. CCC will assume the obligation and rights to the remaining notes payable and its related secured equipment through their termination.

The Partnership was originally scheduled to end its operational phase on December 31, 2018. During the year ended December 31, 2018, the operational phase was officially extended to December 31, 2021 through an investor proxy vote. The Partnership is expected to terminate on December 31, 2023.

RESULTS OF OPERATIONS

Three months ended June 30, 2021 compared to three months ended June 30, 2020

Lease Revenue

Lease revenue decreased to approximately $52,000 for the three months ended June 30, 2021, from approximately $180,000 for the three months ended June 30, 2020. The Partnership had 20 and 20 active operating leases for the three months ended June 30, 2021 and 2020, respectively. This decrease in lease revenue is primarily due to a greater number of lease agreements ending versus new lease agreements being acquired. Management expects to add new leases to the Partnership’s portfolio throughout 2021, primarily through debt financing.

Sale of Equipment

For the three months ended June 30, 2021, the Partnership sold fully depreciated equipment with a net book value of approximately $0 for a net gain of approximately $13,000. This compares to the three months ended June 30, 2020, when the Partnership sold fully depreciated equipment with a net book value of approximately $13,000 for a net gain of approximately $13,000.

Operating Expenses

Our operating expenses, excluding depreciation, primarily consist of accounting and legal fees, outside service fees and reimbursement of expenses to CCC for administration and operation of the Partnership. These expenses decreased to approximately $64,000 for the three months ended June 30, 2021, from approximately $92,000 for the three months ended June 30, 2020. This decrease is primarily attributable to a decrease in legal fees of approximately $25,000 associated with the FINRA matter (see Item 1. Legal Proceedings), a decrease in office relocation expenses of approximately $3,000 and a decrease in other LP expenses charged by CCC for the administration of the Partnership of approximately $3,000, partially offset by an increase in accounting fees of approximately $3,000.

Equipment Management Fees

We pay an equipment management fee to our general partner for managing our equipment portfolio. The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases and approximately 2% of the gross lease revenue attributable to equipment that is subject to finance leases. The equipment management fee decreased to approximately $3,000 for the three months ended June 30, 2021 from approximately $6,000 for the three months ended June 30, 2020, which is consistent with the decrease in lease revenue.

Depreciation and Amortization Expense

Depreciation and amortization expenses consist of depreciation on equipment and amortization of equipment acquisition fees. These expenses decreased to approximately $33,000 for the three months ended June 30, 2021, from approximately $93,000 for the three months ended June 30, 2020. This decrease was due to the higher frequency in the termination of leases and equipment being fully depreciated as compared to the acquisition of new leases for the three months ended June 30, 2021.

Net Income/Loss

For the three months ended June 30, 2021, we recognized revenue of approximately $70,000 and expenses of approximately $105,000 resulting in net loss of approximately $35,000. For the three months ended June 30, 2020, we recognized revenue of approximately $215,000 and expenses of approximately $198,000 resulting in a net income of approximately $17,000. This change to net loss is due to the changes in revenue and expenses as described above.

Six months ended June 30, 2021 compared to six months ended June 30, 2020

Lease Revenue

Lease revenue decreased to approximately $118,000 for the six months ended June 30, 2021, from approximately $341,000 for the six months ended June 30, 2020. The Partnership had 20 and 33 active operating leases for the six months ended June 30, 2021 and 2020, respectively. This decrease in lease revenue is primarily due to a greater number of lease agreements ending versus new lease agreements being acquired. Management expects to add new leases to the Partnership’s portfolio throughout 2021, primarily through debt financing.

Sale of Equipment

For the six months ended June 30, 2021, the Partnership sold fully depreciated equipment with a net book value of $7,000 and net gain of approximately $10,000. For the six months ended June 30, 2020, the Partnership sold equipment with net book value of approximately $61,000 for a net gain of approximately $47,000.

Operating Expenses

Our operating expenses, excluding depreciation, primarily consist of accounting and legal fees, outside service fees and reimbursement of expenses to CCC for administration and operation of the Partnership. These expenses decreased to approximately $161,000 for the six months ended June 30, 2021, from approximately $198,000 for the six months ended June 30, 2020. This decrease is primarily attributable to a decrease in legal fees associated with the FINRA matter (see Item 1. Legal Proceedings) of approximately $40,000 and a decrease in outside office services of approximately $3,000, partially offset by an increase in other LP expenses charged by CCC for the administration of the Partnership of approximately $6,000.

Equipment Management Fees

We pay an equipment management fee to our general partner for managing our equipment portfolio. The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases and approximately 2% of the gross lease revenue attributable to equipment that is subject to finance leases. The equipment management fee decreased to approximately $6,000 for the six months ended June 30, 2021 from approximately $14,000 for the six months ended June 30, 2020, which is consistent with the lease revenue.

Depreciation and Amortization Expense

Depreciation and amortization expenses consist of depreciation on equipment and amortization of equipment acquisition fees. These expenses decreased to approximately $76,000 for the six months ended June 30, 2021, from approximately $192,000 for the six months ended June 30, 2020. This decrease was due to the higher frequency in the termination of leases and equipment being fully depreciated as compared to the acquisition of new leases for the six months ended June 30, 2021.

Net Loss

For the six months ended June 30, 2021, we recognized revenue of approximately $135,000 and expenses of approximately $251,000, resulting in a net loss of approximately $116,000. For the six months ended June 30, 2020, we recognized revenue of approximately $421,000 expenses of approximately $431,000, resulting in a net loss of approximately $10,000. This change in net loss is due to the changes in revenue and expenses as described above.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

N/A

Item 4. Controls and Procedures

Our management, under the supervision and with the participation of the General Partner’s Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures related to our reporting and disclosure obligations as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, the General Partner’s Chief Executive Officer and Principal Financial Officer have concluded that, as of June 30, 2021, our disclosure controls and procedures are effective in ensuring that information relating to us which is required to be disclosed in our periodic reports filed or submitted under the Securities Exchange Act of 1934 is (a) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (b) accumulated and communicated to management, including the General Partner’s Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended June 30, 2021 that have materially affected or are reasonably likely to materially affect its internal control over financial reporting.

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

Item 2A. Risk Factors

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

COMMONWEALTH INCOME & GROWTH FUND VI

	BY:	COMMONWEALTH INCOME & GROWTH FUND, INC., General Partner

September 10, 2021	By:	/s/ Kimberly A. Springsteen-Abbott
Date		Kimberly A. Springsteen-Abbott
Chief Executive Officer And Principal Financial Officer Commonwealth Income & Growth Fund, Inc.

