Form 10-Q
period 2021-09-30
Commonwealth Income & Growth Fund VI
filed 2021-11-18
CIK 1351901

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021 or

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

(800) 249-3700

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☐

Indicate by check mark whether the registrant is an emerging growth company (as defined in Rule 12b-2 of the Exchange Act). YES ☐   NO ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐   NO ☒

FORM 10-Q

SEPTEMBER 30, 2021

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Commonwealth Income & Growth Fund VI
Condensed Balance Sheets

	September 30,	December 31,
	2021	2020
	(unaudited)
ASSETS
Cash and cash equivalents	$23,775	$36,178
Lease income receivable, net of reserve of approximately $48,000 at both September 30, 2021 and December 31, 2020, respectively	50,733	51,622
Accounts receivable, Commonwealth Capital Corp., net of accounts payable of approximately $- and $39,000 at September 30, 2021 and December 31, 2020, respectively	187	49,258
Other receivables, net of reserve of approximately $- and $- at September 30, 2021 and December 31, 2020, respectively	7,988	25,178
Prepaid expenses	1,167	2,534
	83,850	164,770

Equipment, at cost	3,145,256	3,564,979
Accumulated depreciation	(2,998,970)	(3,344,409)
	146,286	220,570

Equipment acquisition costs and deferred expenses, net of accumulated amortization of approximately $4,000 and $13,000 at September 30, 2021 and December 31, 2020, respectively	6,422	7,509

Total Assets	$236,558	$392,849

LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES
Accounts payable	$90,890	$76,523
Accounts payable, CIGF, Inc., net	135,454	115,452
Accounts payable, Commonwealth Capital Corp, net of accounts receivable of approximately $36,849 and $- at September 30,
2021 and December 31, 2020, respectively	4,909	-
Other accrued expenses	-	6
Unearned lease income	-	16,606
Notes payable	40,506	68,828
Total Liabilities	271,760	277,415

COMMITMENTS AND CONTINGENCIES
PARTNERS' (DEFICIT) CAPITAL
General Partner	1,000	1,000
Limited Partners	(36,202)	114,434
Total Partners' (Deficit) Capital	(35,202)	115,434

Total Liabilities and Partners' Capital	$236,558	$392,849

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund VI
Condensed Statements of Comprehensive Income (Loss)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenue
Lease	$37,910	$121,083	$155,624	$462,271
Interest and other	4,371	3	4,408	17,790
Sales and property taxes	1,826	2,711	9,165	18,173
Gain on sale of equipment	9,643	19,696	19,923	66,390
Total revenue and gain on sale of equipment	53,741	143,493	189,119	564,624

Expenses
Operating, excluding depreciation	52,367	46,980	213,494	244,579
Equipment management fee, General Partner	1,896	6,054	7,782	20,021
Interest	487	1,183	1,851	4,778
Depreciation	25,472	51,218	99,245	238,336
Amortization of equipment acquisition costs
and deferred expenses	566	1,581	2,576	6,628
Sales and property taxes	1,826	2,711	9,165	18,173
Impairment expense	5,643	-	5,643	-
Bad Debt Expense	-	2,848	-	11,175
Total expenses	88,257	112,575	339,756	543,690

Net (Loss) Income	$(34,516)	$30,918	$(150,637)	$20,934

Net (loss) income allocated to Limited Partners	$(34,516)	$30,918	$(150,637)	$20,934

Net (loss) income per equivalent Limited Partnership unit	$(0.02)	$0.02	$(0.09)	$0.01

Weighted average number of equivalent Limited
Partnership units outstanding during the period	1,738,833	1,741,755	1,740,770	1,742,562

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund VI
Condensed Statement of Partners' Capital
For the nine months ended September 30, 2021 and 2020 (Unaudited)

	General	Limited
	Partner	Partner	General	Limited
	Units Shares	Units Shares	Partner Amount	Partners Amount	Total
Balance, January 1, 2021	50	1,741,754	$1,000	$114,434	$115,434
Net loss	-	-	-	(80,743)	(80,743)
Balance, March 31, 2021	50	1,741,754	$1,000	$33,691	$34,691
Net income	-	-	-	(35,378)	(35,378)
Balance, June 30, 2021	50	1,741,754	$1,000	$(1,687)	$(687)
Net income	-	-	-	(34,516)	(34,516)
Redemptions		(3,897)	-	-	-
Balance, September 30, 2021	50	1,737,857	$1,000	$(36,202)	$(35,203)

	General	Limited
	Partner	Partner	General	Limited
	Units Shares	Units Shares	Partner Amount	Partners Amount	Total
Balance, January 1, 2020	50	1,744,254	$1,000	$172,843	$173,843
Net loss	-	-	-	(26,630)	(26,630)
Redemptions	-	(2,500)	-	(7,858)	(7,858)
Balance, March 31, 2020	50	1,741,754	$1,000	$138,355	$139,355
Net income	-	-	-	16,646	16,646
Balance, June 30, 2020	50	1,741,754	$1,000	$155,001	$156,001
Net income	-	-	-	30,918	30,918
Balance, September 30, 2020	50	1,741,754	$1,000	$185,919	$186,919

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund VI
Condensed Statements of Cash Flows
(unaudited)

	Nine months ended
	September 30,
	2021	2020

Net cash (used in) provided by operating activities	$(231)	$97,187

Cash flows from investing activities
Capital expenditures	(37,248)	(39,250)
Equipment acquisition fees paid to General Partner	(1,490)	(1,570)
Net proceeds from the sale of equipment	26,566	127,178

Net cash (used in) provided by investing activities	(12,172)	86,358

Cash flows from financing activities
Redemptions	-	(7,858)

Net cash used in financing activities	-	(7,858)

Net (decrease) increase in cash and cash equivalents	(12,403)	175,687

Cash and cash equivalents, beginning of the period	36,178	3,624

Cash and cash equivalents, end of the period	$23,775	$179,311

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

Liquidity and Going Concern

For the quarter ended September 30, 2021, the Partnership incurred a negative cash flow. At September 30, 2021, the Partnership has a working capital deficit of approximately $188,000. Such factors raise substantial doubt about the Partnership’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The financial information presented as of any date other than December 31, 2020 has been prepared from the books and records without audit. The following unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Financial information as of December 31, 2020 has been derived from the audited financial statements of the Partnership, but does not include all disclosures required by generally accepted accounting principles to be included in audited financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated, have been included. Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of financial results that may be expected for the full year ended December 31, 2021.

Disclosure of Fair Value Financial Instruments

Estimated fair value was determined by management using available market information and appropriate valuation methodologies. However, judgment was necessary to interpret market data and develop estimated fair value. Receivables, accounts payable and accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values as of September 30, 2021 and December 31, 2020 due to the short-term nature of these financial instruments.

The Partnership’s long-term debt consists of notes payable, which are secured by specific equipment and are nonrecourse liabilities of the Partnership. The estimated fair value of this debt at September 30, 2021 and December 31, 2020 approximates the carrying value of these instruments, due to the interest rates on the debt approximating current market interest rates. The Partnership classifies the fair value of its notes payable within Level 2 of the valuation hierarchy based on the observable inputs used to estimate fair value.

Cash and cash equivalents

At September 30, 2021, cash and cash equivalents were held in one account maintained at one financial institution with an aggregate balance of approximately $67,000. Bank accounts are federally insured up to $250,000 by the FDIC. At September 30, 2021, the total cash balance was as follows:

At September 30, 2021	Balance
Total bank balance	$67,000
FDIC insured	(67,000)
Uninsured amount	$-

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

In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, which amends and clarifies several provisions of Topic 326. In May 2019, the FASB issued ASU 2019-05, Financial Instruments-Credit Losses (Topic 326): Targeted Transition Relief, which amends Topic 326 to allow the fair value option to be elected for certain financial instruments upon adoption. ASU 2019-10 extended the effective date of ASU 2016-13 for the Partnership until December 15, 2022. While we continue to evaluate the new guidance, including the subsequent updates to Topic 326, we do not anticipate that adoption will have a material impact on the Partnership financial statements and related disclosures. For the three and nine months ended September 30, 2021 and 2020, Partnership finance lease revenue subject to CECL represented less than 1% of total lease revenue.

3. Information Technology, Medical Technology, Telecommunications Technology, Inventory Management and Other Business-Essential Capital Equipment (“Equipment”)

The Partnership is the lessor of equipment under leases with periods that generally will range from 12 to 48 months. In general, associated costs such as repairs and maintenance, insurance and property taxes are paid by the lessee.

Gains or losses from the sale of equipment are recognized when the lease is modified and terminated concurrently. Gain from sale of equipment included in lease revenue for the three months ended September 30, 2021 and 2020 was approximately $10,000 and $20,000, respectively. Gain from sale of equipment included in revenue for the nine months ended September 30, 2021 and 2020, was approximately $20,000 and $66,000, respectively.

CCC, on behalf of the Partnership and on behalf of other affiliated companies and partnerships (“partnerships”), acquires equipment subject to associated debt obligations and lease agreements and allocates a participation in the cost, debt and lease revenue to the various companies based on certain risk factors.

The Partnership’s share of the cost of the equipment in which it participates with other partnerships at September 30, 2021 was approximately $2,505,000 and is included in the Partnership’s equipment on its balance sheet. The total cost of the equipment shared by the Partnership with other partnerships at September 30, 2021 was approximately $8,865,000. The Partnership’s share of the outstanding debt associated with this equipment at September 30, 2021 was approximately $0 and is included in the Partnership’s notes payable on its balance sheet. The total outstanding debt related to the equipment shared by the Partnership at September 30, 2021 was approximately $0.

The Partnership’s share of the cost of the equipment in which it participates with other partnerships at December 31, 2020 was approximately $2,558,000 and is included in the Partnership’s equipment on its balance sheet. The total cost of the equipment shared by the Partnership with other partnerships at December 31, 2020 was approximately $8,971,000. The Partnership’s share of the outstanding debt associated with this equipment at December 31, 2020 was approximately $16,000and is included in the Partnership’s notes payable on its balance sheet. The total outstanding debt related to the equipment shared by the Partnership at December 31, 2020 was approximately $177,000.

The following is a schedule of approximate future minimum rentals on non-cancellable operating leases:

Periods Ended December 31,	Amount
Three months ended December 31, 2021	$12,000
Year Ended December 31, 2022	32,000
Year Ended December 31, 2023	27,000
Year Ended December 31, 2024	21,000
Year Ended December 31, 2025	9,500
$101,500

The Partnership is scheduled to terminate on December 31, 2023. CCC will assume the rights to the remaining active leases and their related remaining revenue stream through their termination.

4. Related Party Transactions

Receivables/Payables

As of September 30, 2021, and December 31, 2020, the Company’s related party receivables and payables are short term, unsecured and non-interest bearing.

Nine months ended September 30,	2021	2020

Reimbursable expenses

The General Partner and its affiliates are entitled to reimbursement by the Partnership for the cost of goods, supplies or services obtained and used by the General Partner in connection with the administration and operation of the Partnership from third parties unaffiliated with the General Partner. In addition, the General Partner and its affiliates are entitled to reimbursement of certain expenses incurred by the General Partner and its affiliates in connection with the administration and operation of the Partnership.  For the nine months ended September 30, 2021 and 2020, the Partnership was charged approximately $86,000 and $82,000 in Other LP expense, respectively.

	$206,000	$234,000

Equipment acquisition fee
The General Partner earned an equipment acquisition fee of 4% of the purchase price of each item of equipment purchased as compensation for the negotiation of the acquisition of the equipment and lease thereof or sale under a conditional sales contract.	$1,500	$2,000

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

	$8,000	$20,000

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

	$136	$5,000

5. Notes Payable

Notes payable consisted of the following approximate amounts:

	September 30, 2021	December 31, 2020
Installment note payable to bank; interest rate of 5.31%, due in quarterly installments of $6,157, including interest, with final payment in January 2021	$-	$6,000
Installment note payable to bank; interest rate of 6.33%, due in quarterly installments of $5,805, including interest, with final payment in January 2021	-	5,500
Installment note payable to bank; interest rate of 6.66%, due in quarterly installments of $2,774, including interest, with final payment in January 2021	-	3,000
Installment note payable to bank; interest rate of 5.33%, due in monthly installments of $582, including interest, with final payment in August 2021	-	4,500
Installment note payable to bank; interest rate of 4.14%, due in monthly installments of $705, including interest, with final payment in August 2024	23,500	29,000
Installment note payable to bank; interest rate of 5.00%, due in monthly installments of $493, including interest, with final payment in November 2024	17,500	21,000
	$41,000	$69,000

The notes are secured by specific equipment with a carrying value of approximately $45,000 and are nonrecourse liabilities of the Partnership. As such, the notes do not contain any financial debt covenants with which we must comply on either an annual or quarterly basis. Aggregate approximate maturities of notes payable for each of the periods subsequent to September 30, 2021 are as follows:

Amount
Three months ended December 31, 2021	$4,000
Year ended December 31, 2022	13,000
Year ended December 31, 2023	13,500
Year ended December 31, 2024	10,500
$41,000

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

Other noncash activities included in the determination of net loss are as follows:

Nine months ended September 30,	2021	2020
Lease revenue net of interest expense on notes payable realized as a result of direct payment of principal by lessee to bank	$28,000	$90,000

During the nine months ended September 30, 2021 and 2020, the Partnership wrote-off fully amortized acquisition and finance fees of approximately $12,000 and $24,000, respectively.

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

The Equipment Leasing and Finance Association’s (ELFA) Monthly Leasing and Finance Index (MLFI-25), which reports economic activity from 25 companies representing a cross section of the $900 billion equipment finance sector, showed their overall new business volume for September was $9.2 billion, up 6 percent year-over-year from new business volume in September 2020. Volume was up 8 percent month-to-month from $9.9 billion in August. Year-to-date, cumulative new business volume was up 10 percent compared to 2020.

Receivables over 30 days were 1.6 percent, down from 1.8 percent the previous month and down from 2.0 percent in the same period in 2020. Charge-offs were 0.35 percent, up from 0.23 percent the previous month and down from 0.82 percent in the year-earlier period.

Credit approvals totaled 76.3 percent, unchanged from August. Total headcount for equipment finance companies was down 14.0 percent year-over-year, a decrease due to significant downsizing at an MLFI reporting company.

Separately, the Equipment Leasing & Finance Foundation’s Monthly Confidence Index (MCI-EFI) in October is 61.1, an increase from the September index of 60.5.

ELFA President and CEO Ralph Petta said, “Originations in the equipment finance industry continue to tick up, with September new business volume showing good growth compared to the same period last year. Supply chain disruptions and inflation concerns continue, with the Fed poised to gradually ease its asset purchases in the near term. For now, liquidity is abundant and businesses are acquiring the productive equipment necessary to respond to customer demand in a variety of market sectors. Portfolio quality is mixed, however, with lower delinquencies offset by slightly higher charge offs for the 25 responding MLFI participants.”

Robert L. Boyer, President, First Commonwealth Equipment Finance, said, “The September MLFI data display encouraging signs of improvement for the industry with new business volume increasing and delinquency decreasing from August. Losses are trending higher but remain in a range below what we saw in comparable, pre-pandemic periods. Looking forward, it seems this is a story of tailwinds and headwinds. A slight increase in the Foundation's October Monthly Confidence Index, reduced levels of COVID-19 cases from the late summer peak and increasing demand are indications that things will continue to improve. On the other hand, supply chain disruption, significant increases in equipment prices and low worker supply continue to hamper expansion in major industry sectors our industry serves. This should really make for an interesting fourth quarter.”

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

Through September 30, 2021, the Partnership’s lease portfolio consisted of operating leases. For operating leases, lease revenue is recognized on a straight-line basis in accordance with the terms of the lease agreement.

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

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash

Our primary sources of cash for the nine months ended September 30, 2021, was net proceeds from the sale of equipment of approximately $27,000. Our primary sources of cash for the nine months ended September 30, 2020 were cash provided by operating activities of approximately $97,000 and net proceeds from the sale of equipment of approximately $127,000.

Our primary uses of cash for the nine months ended September 30, 2021 was cash used in operating activities of approximately $200, capital expenditures in investing activities of approximately $37,000 and equipment acquisition fees paid to the GP of approximately $1,000. For the nine months ended September 30, 2020, our primary uses of cash were capital expenditures in investing activities of approximately $39,000, equipment acquisition fees paid to the GP of approximately $2,000 and redemptions of approximately $8,000.

Cash was used in operating activities for the nine months ended September 30, 2021 of approximately $200, which includes net loss of approximately $151,000 and depreciation and amortization expenses of approximately $102,000. Other noncash activities included in the determination of net income include direct payments to banks by lessees of approximately $28,000. Cash was provided by operating activities for the nine months ended September 30, 2020 of approximately $97,000, which includes net income of approximately $21,000 and depreciation and amortization expenses of approximately $245,000. Other noncash activities included in the determination of net income include direct payments to banks by lessees of approximately $90,000.

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

At September 30, 2021, cash and cash equivalents were held in one account maintained at one financial institution with an aggregate balance of approximately $67,000. Bank accounts are federally insured up to $250,000 by the FDIC. At September 30, 2021, the total cash balance was as follows:

At September 30, 2021	Balance
Total bank balance	$67,000
FDIC insured	(67,000)
Uninsured amount	$-

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

The Partnership’s investment strategy of acquiring equipment and generally leasing it under triple-net leases to operators who generally meet specified financial standards minimizes our operating expenses. As of September 30, 2021, the Partnership had future minimum rentals on non-cancelable operating leases of approximately $12,000 for the balance of the year ending December 31, 2021 and approximately $89,500 thereafter.

As of September 30, 2021, our non-recourse debt was approximately $41,000 with interest rates ranging from 4.14% to 6.66% and will be payable through November 2024. The Partnership is scheduled to terminate on December 31, 2023. CCC will assume the obligation and rights to the remaining notes payable and its related secured equipment through their termination.

The Partnership was originally scheduled to end its operational phase on December 31, 2018. During the year ended December 31, 2018, the operational phase was officially extended to December 31, 2021 through an investor proxy vote. The Partnership is expected to terminate on December 31, 2023.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2021 compared to Three Months Ended September 30, 2020

Lease Revenue

Lease revenue decreased to approximately $38,000 for the three months ended September 30, 2021, from approximately $121,000 for the three months ended September 30, 2020. The Partnership had 14 and 21 active operating leases for the three months ended September 30, 2021 and 2020, respectively. This decrease in lease revenue is primarily due to a greater number of lease agreements ending versus new lease agreements being acquired. Management expects to add new leases to the Partnership’s portfolio throughout 2021, primarily through debt financing.

Sale of Equipment

For the three months ended September 30, 2021, the Partnership sold fully depreciated equipment with a net book value of approximately $0 for a net gain of approximately $10,000. This compares to the three months ended September 30, 2020, when the Partnership sold fully depreciated equipment with a net book value of approximately $0 for a net gain of approximately $20,000.

Operating Expenses

Our operating expenses, excluding depreciation, primarily consist of accounting and legal fees, outside service fees and reimbursement of expenses to CCC for administration and operation of the Partnership. These expenses increased to approximately $52,000 for the three months ended September 30, 2021, from approximately $47,000 for the three months ended September 30, 2020. This increase is primarily attributable to an increase in temporary services expenses of approximately $15,000, partially offset by a decrease in accounting fees of approximately $6,000, a decrease in outside office services of approximately $3,000 and a decrease in “Other LP” expenses charged by CCC for the administration of the Partnership of approximately $1,000.

Equipment Management Fees

We pay an equipment management fee to our general partner for managing our equipment portfolio. The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases and approximately 2% of the gross lease revenue attributable to equipment that is subject to direct financing leases. The equipment management fee decreased to approximately $2,000 for the three months ended September 30, 2021, from approximately $6,000 for the three months ended September 30, 2020. This decrease in equipment management fees is consistent with the decrease in lease revenue as described above.

Depreciation and Amortization Expense

Depreciation and amortization expenses consist of depreciation on equipment and amortization of equipment acquisition fees. These expenses decreased to approximately $26,000 for the three months ended September 30, 2021, from approximately $53,000 for the three months ended September 30, 2020. This decrease was due to the higher frequency in the termination of leases and equipment being fully depreciated as compared to the acquisition of new leases for the three months ended September 30, 2021.

Net (Loss) Income

For the three months ended September 30, 2021, we recognized revenue of approximately $54,000 and expenses of approximately $88,000, resulting in net loss of approximately $35,000. For the three months ended September 30, 2020, we recognized revenue of approximately $144,000 and expenses of approximately $113,000, resulting in net income of approximately $31,000. This change in net loss is due to the changes in revenue and expenses as described above.

Nine Months Ended September 30, 2021 compared to Nine Months Ended September 30, 2020

Lease Revenue

Our lease revenue decreased to approximately $156,000 for the nine months ended September 30, 2021, from approximately $462,000 for the nine months ended September 30, 2020. The Partnership had 21 and 34 active operating leases for the nine months ended September 30, 2021 and 2020. This decrease in lease revenue is primarily due to the termination of existing lease agreements with higher rental rates. Management expects to add new leases to the Partnership’s portfolio throughout 2021, primarily through debt financing.

Sale of Equipment

For the nine months ended September 30, 2021, the Partnership sold equipment with net book value of approximately $7,000 and net gain of approximately $20,000. This compared to the nine months ended September 30, 2020, the Partnership sold equipment with net book value of approximately $61,000 for a net gain of approximately $66,000.

Operating Expenses

Our operating expenses, excluding depreciation, primarily consist of accounting and legal fees, outside service fees and reimbursement of expenses to CCC for administration and operation of the Partnership. These expenses decreased to approximately $213,000 for the nine months ended September 30, 2021, from approximately $245,000 for the nine months ended September 30, 2020. This decrease is primarily attributable to a decrease in legal fees associated with the FINRA matter (see Item 1. Legal Proceedings) of approximately $39,000, a decrease in accounting fees of approximately $5,000, a decrease in office relocation expenses of approximately $3,000, partially offset by an increase in temporary services expenses of approximately $17,000.

Equipment Management Fees

We pay an equipment management fee to our general partner for managing our equipment portfolio. The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases and approximately 2% of the gross lease revenue attributable to equipment that is subject to direct financing leases. The equipment management fee decreased to approximately $8,000 for the nine months ended September 30, 2021 from approximately $20,000 for the nine months ended September 30, 2020. This decrease is consistent with the overall decrease in lease revenue.

Depreciation and Amortization Expense

Depreciation and amortization expenses consist of depreciation on equipment and amortization of equipment acquisition fees. These expenses decreased to approximately $102,000 for the nine months ended September 30, 2021, from approximately $245,000 for the nine months ended September 30, 2020. This decrease was due to the higher frequency in the termination of leases and equipment being fully depreciated as compared to the acquisition of new leases for the nine months ended September 30, 2021.

Net (Loss) Income

For the nine months ended September 30, 2021, we recognized revenue of approximately $189,000 and expenses of approximately $340,000, resulting in net loss of approximately $151,000. For the nine months ended September 30, 2020, we recognized revenue of approximately $565,000 and expenses of approximately $544,000, resulting in net income of approximately $21,000. This change in net loss is due to the changes in revenue and expenses as described above.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

N/A

Item 4. Controls and Procedures

Our management, under the supervision and with the participation of the General Partner’s Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures related to our reporting and disclosure obligations as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, the General Partner’s Chief Executive Officer and Principal Financial Officer have concluded that, as of September 30, 2021, our disclosure controls and procedures are effective in ensuring that information relating to us which is required to be disclosed in our periodic reports filed or submitted under the Securities Exchange Act of 1934 is (a) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (b) accumulated and communicated to management, including the General Partner’s Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended September 30, 2021 that have materially affected or are reasonably likely to materially affect its internal control over financial reporting.

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

COMMONWEALTH INCOME & GROWTH FUND VI
BY: COMMONWEALTH INCOME & GROWTH FUND, INC., General Partner

November 18, 2021	By:	/s/ Kimberly A. Springsteen-Abbott
Date		Kimberly A. Springsteen-Abbott
Chief Executive Officer
Commonwealth Income & Growth Fund, Inc.

