Form 10-Q
period 2022-03-31
Commonwealth Income & Growth Fund VI
filed 2022-05-16
CIK 1351901

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2022 or

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

Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (ii) has been subject to such filing requirements for the past 90 days: Yes ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes T NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

FORM 10-Q

March 31, 2022

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Commonwealth Income & Growth Fund VI

Condensed Balance Sheets

	March 31,	December 31,
	2022	2021

ASSETS
Cash and cash equivalents	$22,185	$25,372
Lease income receivable, net of reserve of approximately $105,000 at March 31, 2022 and December 31, 2021	32,691	18,589
Other receivables	25,178	25,178
Prepaid expenses	3,186	1,127
	83,240	70,266

Equipment, at cost	3,032,824	3,027,181
Accumulated depreciation	(2,910,437)	(2,894,524)
	122,387	132,657

Equipment acquisition costs and deferred expenses, net of accumulated amortization of approximately $4,600 and $4,000 at March 31, 2022 and December 31, 2021, respectively	5,274	5,851

Total Assets	$210,901	$208,774

LIABILITIES AND PARTNERS’ DEFICIT
LIABILITIES
Accounts payable	$102,474	$99,152
Accounts payable, CIGF, Inc., net	175,440	151,505
Accounts Payable - CCC, Inc - related parties, net	60,872	44,063
Unearned lease income	4,812	18,259
Notes payable	34,170	37,356
Total Liabilities	377,768	350,335

COMMITMENTS AND CONTINGENCIES
PARTNERS’ DEFICIT
General Partner	1,000	1,000
Limited Partners	(167,867)	(142,561)
Total Partners’ Deficit	(166,867)	(141,561)

Total Liabilities and Partners’ Deficit	$210,901	$208,774

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund VI

Condensed Statements of Operations

(unaudited)

	Three months ended March 31,
	2022	2021

Revenue
Lease	$33,415	$65,473
Interest and other	-	37
Sales and property taxes	927	2,305
Gain on sale of equipment	8,153	-
Total revenue and gain on sale of equipment	42,495	67,815

Expenses
Operating, excluding depreciation	49,974	97,130
Equipment management fee, General Partner	-	3,274
Interest	409	819
Depreciation	15,913	41,319
Amortization of equipment acquisition costs and deferred expenses	577	1,457
Sales and property taxes	927	2,305
Loss on sale of equipment	-	2,254
Total expenses	67,800	148,558

Net loss	$(25,305)	$(80,743)

Net loss allocated to Limited Partners	$(25,305)	$(80,743)

Net loss per equivalent Limited Partnership unit	$(0.01)	$(0.05)

Weighted average number of equivalent Limited Partnership units outstanding during the period	1,732,607	1,741,754

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund VI

Condensed Statements of Partners’ Capital (Deficit)

For the three months ended March 31, 2022 and 2021

(unaudited)

	General	Limited
	Partner	Partner	General	Limited
	Units	Units	Partner	Partners	Total
Balance, January 1, 2022	50	1,732,607	$1,000	$(142,561)	$(141,561)
Net loss	-	-	-	(25,305)	(25,305)
Balance, March 31, 2022	50	1,732,607	$1,000	$(167,866)	$(166,866)

	General	Limited
	Partner	Partner	General	Limited
	Units	Units	Partner	Partners	Total
Balance, January 1, 2021	50	1,741,754	$1,000	$114,434	$115,434
Net loss	-	-	-	(80,743)	(80,743)
Balance, March 31, 2021	50	1,741,754	$1,000	$33,691	$34,691

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund VI

 Condensed Statements of Cash Flows

(unaudited)

	Three months ended March 31,
	2022	2021

Net cash used in operating activities	$(5,696)	$(36,645)

Cash flows from investing activities
Net proceeds from the sale of equipment	2,510	4,389
Net cash provided by investing activities	2,510	4,389

Net decrease in cash and cash equivalents	(3,186)	(32,256)

Cash and cash equivalents at beginning of the period	25,372	36,178

Cash and cash equivalents at end of the period	$22,185	$3,922

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

Liquidity and Going Concern

For the quarter ended March 31, 2022, the Partnership incurred a negative cash flow. At March 31, 2022, the Partnership has a working capital deficit of approximately $295,000. Such factors raise substantial doubt about the Partnership’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The financial information presented as of any date other than December 31, 2021 has been prepared from the books and records without audit. The following unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Financial information as of December 31, 2021 has been derived from the audited financial statements of the Partnership, but does not include all disclosures required by generally accepted accounting principles to be included in audited financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated, have been included. Operating results for the three months ended March 31, 2022 are not necessarily indicative of financial results that may be expected for the full year ended December 31, 2022.

Disclosure of Fair Value Financial Instruments

Estimated fair value was determined by management using available market information and appropriate valuation methodologies. However, judgment was necessary to interpret market data and develop estimated fair value. Receivables, accounts payable and accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values as of March 31, 2022 and December 31, 2021 due to the short-term nature of these financial instruments.

The Partnership’s long-term debt consists of notes payable, which are secured by specific equipment and are nonrecourse liabilities of the Partnership. The estimated fair value of this debt at March 31, 2022 and December 31, 2021 approximates the carrying value of these instruments, due to the interest rates on the debt approximating current market interest rates. The Partnership classifies the fair value of its notes payable within Level 2 of the valuation hierarchy based on the observable inputs used to estimate fair value.

Cash and cash equivalents

At March 31, 2022, cash and cash equivalents were held in one account maintained at one financial institution with an aggregate balance of approximately $25,000. Bank accounts are federally insured up to $250,000 by the FDIC. At March 31, 2022, the total cash balance was as follows:

At March 31, 2022	Balance
Total bank balance	$25,000
FDIC insured	(25,000)
Uninsured amount	$-

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

Reclassification

Certain reclassifications were made to the reported amounts in these condensed financial statements as of December 31, 2021 to conform to the presentation as of March 31, 2022.

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

In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, which amends and clarifies several provisions of Topic 326. In May 2019, the FASB issued ASU 2019-05, Financial Instruments-Credit Losses (Topic 326): Targeted Transition Relief, which amends Topic 326 to allow the fair value option to be elected for certain financial instruments upon adoption. ASU 2019-10 extended the effective date of ASU 2016-13 for the Partnership until December 15, 2022. While we continue to evaluate the new guidance, including the subsequent updates to Topic 326, we do not anticipate that adoption will have a material impact on the Partnership financial statements and related disclosures. For the three months ended March 31, 2022 and 2021, Partnership finance lease revenue subject to CECL represented less than 1% of total lease revenue.

3. Information Technology, Medical Technology, Telecommunications Technology, Inventory Management and Other Business-Essential Capital Equipment (“Equipment”)

The Partnership is the lessor of equipment under leases with periods that generally will range from 12 to 48 months. In general, associated costs such as repairs and maintenance, insurance and property taxes are paid by the lessee.

Gains or losses from the sale of equipment are recognized when the lease is modified and terminated concurrently. Gain/(loss) from sale of equipment included in lease revenue for the three months ended March 31, 2022 and 2021 was $8,000 and $(2,254), respectively.

CCC, on behalf of the Partnership and on behalf of other affiliated companies and partnerships (“partnerships”), acquires equipment subject to associated debt obligations and lease agreements and allocates a participation in the cost, debt and lease revenue to the various companies based on certain risk factors.

The Partnership’s share of the cost of the equipment in which it participates with other partnerships at March 31, 2022 was approximately $2,504,000 and is included in the Partnership’s equipment on its balance sheet. The total cost of the equipment shared by the Partnership with other partnerships at March 31, 2022 was approximately $8,863,000. The Partnership’s share of the outstanding debt associated with this equipment at March 31, 2022 was approximately $0 and is included in the Partnership’s notes payable on its balance sheet. The total outstanding debt related to the equipment shared by the Partnership at March 31, 2022 was approximately $0.

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

The following is a schedule of approximate future minimum rentals on non-cancelable operating leases:

Periods Ended December 31,	Amount
Nine months ended December 31, 2022	$32,000
Year ended December 31, 2023	38,000
Year ended December 31, 2024	28,000
Year ended December 31, 2025	10,000
$108,000

The Partnership is scheduled to terminate on December 31, 2023. CCC will assume the rights to the remaining active leases and their related remaining revenue stream through their termination.

4. Related Party Transactions

Receivables/Payables

As of March 31, 2022 and December 31, 2021, the Company’s related party receivables and payables are short term, unsecured and non-interest bearing.

Three months ended March 31,	2022	2021

Reimbursable expenses

The General Partner and its affiliates are entitled to reimbursement by the Partnership for the cost of goods, supplies or services obtained and used by the General Partner in connection with the administration and operation of the Partnership from third parties unaffiliated with the General Partner. In addition, the General Partner and its affiliates are entitled to reimbursement of certain expenses incurred by the General Partner and its affiliates in connection with the administration and operation of the Partnership. For the three months ended March 31, 2022 and 2021, the Partnership was charged approximately $24,000 and $30,000 in Other LP expense, respectively.

	$48,000	$90,000

Equipment acquisition fee
The General Partner earned an equipment acquisition fee of 4% of the purchase price of each item of equipment purchased as compensation for the negotiation of the acquisition of the equipment and lease thereof or sale under a conditional sales contract.	$-	$-

The General Partner is entitled to be paid a monthly fee equal to the lesser of (a) the fees which would be charged by an independent third party in the same geographic market for similar services and equipment or (b) the sum of (i) two percent of gross lease revenues attributable to equipment subject to full payout net leases which contain net lease provisions and (ii) five percent of the gross lease revenues attributable to equipment subject to operating leases. The General Partner, based on its experience in the equipment leasing industry and current dealings with others in the industry, will use its business judgment to determine if a given fee is competitive, reasonable and customary. The amount of the fee will depend upon the amount of equipment the Partnership manages. Reductions in market rates for similar services would also reduce the amount of this fee.

	$2,000	$3,000

Equipment liquidation fee

Also referred to as a “resale fee.” With respect to each item of equipment sold by the General Partner, the Partnership will pay a fee equal to the lesser of (i) 50% of the competitive equipment sale commission or (ii) three percent of the sales price of the equipment. The payment of this fee is subordinated to the receipt by the limited partners of (i) a return of their capital contributions and a 10% per annum cumulative return, compounded daily, on adjusted capital contributions and (ii) the net disposition proceeds from such sale in accordance with the partnership agreement. The General Partner, based on its experience in the equipment leasing industry and current dealings with others in the industry, uses its business judgment to determine if a given sales commission is competitive, reasonable and customary. Such fee will be reduced to the extent any liquidation or resale fees are paid to unaffiliated parties. The amount of such fees will depend upon the sale price of equipment sold. Sale prices will vary depending upon the type, age and condition of equipment sold. The shorter the terms of the Partnership’s leases, the more often the Partnership may sell equipment, which will increase liquidation fees.

	$78	$136

5. Notes Payable

Notes payable consisted of the following approximate amounts:

	March 31, 2022	December 31, 2021
Installment note payable to bank; interest rate of 4.14%, due in monthly installments of $705, including interest, with final payment in August 2024	19,000	21,000
Installment note payable to bank; interest rate of 5.00%, due in monthly installments of $493, including interest, with final payment in November 2024	15,000	16,000
	$34,000	$37,000

The notes are secured by specific equipment with a carrying value of approximately $36,000 and are nonrecourse liabilities of the Partnership. As such, the notes do not contain any financial debt covenants with which the Partnership must comply on either an annual or quarterly basis. Aggregate approximate maturities of notes payable for each of the periods subsequent to March 31, 2022 are as follows:

Amount
Nine months ended December 31, 2022	$10,000
Year ended December 31, 2023	13,500
Year ended December 31, 2024	10,500
$34,000

The Partnership is scheduled to terminate on December 31, 2023. CCC will assume the obligation and rights to the remaining notes payable and its related secured equipment as described above through their termination.

6. Supplemental Cash Flow Information

No interest or principal on notes payable was paid by the Partnership during 2022 and 2021 because direct payment was made by lessee to the bank in lieu of collection of lease income and payment of interest and principal by the Partnership.

Other noncash activities included in the determination of net loss are as follows:

Three months ended March 31,	2022	2021
Lease revenue net of interest expense on notes payable realized as a result of direct payment of principal by lessee to bank	$3,000	$19,000

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

The Partnership continues to evaluate whether adjustments to the financial statements are required or whether additional disclosures are necessary. In its leasing business, the Partnership is always subject to credit losses as it relates to a customer’s ability to make timely rental payments. The impact of COVID-19 may contribute to risk of non-performance, where a customer may experience financial difficulty and may delay in making timely payments.

The Partnership recognizes impairment of receivables and loans when losses are incurred, which is when it is probable that an entity will be unable to collect all amounts due according to the contractual terms of the arrangement. Impairment is measured based on the present value of expected future cash flows discounted at a receivable’s or a loan’s effective interest rate, except that, as a practical expedient, impairment can be measured based on a receivable’s or loan’s observable market price or the fair value of the underlying collateral.

The Partnership believes its estimate of expected losses have been recognized based on historical experience, current conditions, and reasonable forecasts. The impacts of COVID-19 may necessitate additional adjustments in future forecasts of expected losses.

Although the Partnership cannot estimate the length or gravity of the impact of the COVID-19 outbreak at this time, if the pandemic continues, it may have a material adverse effect on the Partnership’s results of future operations, financial position, and liquidity in fiscal year 2022 and beyond.

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

Readers are also directed to other risks and uncertainties discussed in other documents we file with the SEC, including, without limitation, those discussed in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the SEC. We undertake no obligation to update or revise any forward-looking information, whether as a result of new information, future developments or otherwise.

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

The Equipment Leasing and Finance Association’s (ELFA) Monthly Leasing and Finance Index (MLFI-25), which reports economic activity from 25 companies representing a cross section of the $900 billion equipment finance sector, showed their overall new business volume for March was $10.6 billion, up 14 percent year-over-year from new business volume in March 2021. Volume was up 49 percent month-to-month from $7.1 billion in February. Year-to-date, cumulative new business volume was up 5 percent compared to 2021.

Receivables over 30 days were 1.5 percent, down from 1.7 percent the previous month and down from 1.9 percent in the same period in 2021. Charge-offs were 0.10 percent, up from 0.09 percent the previous month and down from 0.43 percent in the year-earlier period.

Credit approvals totaled 78.3 percent, up from 78.2 percent in February. Total headcount for equipment finance companies was flat year-over-year.

Separately, the Equipment Leasing & Finance Foundation’s Monthly Confidence Index (MCI-EFI) in April is 56.1, a decrease from 58.2 in March.

ELFA President and CEO Ralph Petta said, “MLFI-25 participants end the first quarter of the year very favorably: new business volume continues to surge and portfolios are performing extremely well. This, while inflationary pressures, the war in Ukraine and supply chain disruptions continue unabated. With the Fed increasing short-term borrowing rates now and into the foreseeable future, business owners—both large and small—are choosing to lease and finance their critical equipment needs.”

Mike Jones, President, CIT Business Capital, a division of First Citizens Bank, said, “Strong performance in the ELFA survey—for both month-over-month and year-over-year results—highlights the continued strength of the economy and the appetite of the business community for equipment financing to drive their growth. These positive results come even as ongoing supply chain issues delay some deliveries. Overall, the results are very encouraging for the balance of 2022, as end-customers show their determination to compete by investing in the latest equipment to power their businesses forward.”

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

Through March 31, 2022, the Partnership’s lease portfolio consisted of operating leases. For operating leases, lease revenue is recognized on a straight-line basis in accordance with the terms of the lease agreement.

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

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash

Our primary source of cash for the three months ended March 31, 2022 was cash provided by net proceeds from the sale of computer equipment of approximately $3,000. Our primary source of cash for the three months ended March 31, 2021 was cash provided by net proceeds from the sale of computer equipment of approximately $4,000.

Our primary uses of cash for the three months ended March 31, 2022 was cash used in operating activities of approximately $6,000. For the three months ended March 31, 2021, our primary uses of was cash used in operating activities of approximately $37,000.

Cash was used in operating activities for the three months ended March 31, 2022 of approximately $6,000, which includes net loss of approximately $25,000 and depreciation and amortization expenses of approximately $16,000. Other noncash activities included in the determination of operating activities include direct payments to banks by lessees of approximately $3,000. Cash was used in operating activities for the three months ended March 31, 2021 of approximately $37,000, which includes net loss of approximately $81,000 and depreciation and amortization expenses of approximately $43,000. Other noncash activities included in the determination of operating activities include direct payments to banks by lessees of approximately $19,000.

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

At March 31, 2022, cash and cash equivalents were held in one account maintained at one financial institution with an aggregate balance of approximately $25,000. Bank accounts are federally insured up to $250,000 by the FDIC. At March 31, 2022, the total cash balance was as follows:

At March 31, 2022	Balance
Total bank balance	$25,000
FDIC insured	(25,000)
Uninsured amount	$-

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

The Partnership’s investment strategy of acquiring equipment and generally leasing it under triple-net leases to operators who generally meet specified financial standards minimizes our operating expenses. As of March 31, 2022, the Partnership had future minimum rentals on operating leases of approximately $32,000 for the balance of the year ending December 31, 2022 and approximately $76,000 thereafter.

As of March 31, 2022, our non-recourse debt was approximately $34,000 with interest rates ranging from 4.14% to 5.0% and will be payable through November 2024. The Partnership is scheduled to terminate on December 31, 2023. CCC will assume the obligation and rights to the remaining notes payable and its related secured equipment through their termination.

The Partnership was originally scheduled to end its operational phase on December 31, 2018. During the year ended December 31, 2018, the operational phase was officially extended to December 31, 2021 through an investor proxy vote. The Partnership is expected to terminate on December 31, 2023.

RESULTS OF OPERATIONS

Three months ended March 31, 2022 compared to three months ended March 31, 2021

Lease Revenue

Our lease revenue decreased to approximately $33,000 for the three months ended March 31, 2022, from approximately $65,000 for the three months ended March 31, 2021. The Partnership had 12 and 21 active operating leases for the three months ended March 31, 2022 and 2021, respectively. This decrease in lease revenue is primarily due to a greater number of lease agreements ending versus new lease agreements being acquired. Management expects to add new leases to the Partnership’s portfolio throughout 2022, primarily through debt financing.

Sale of Equipment

For the three months ended March 31, 2022, the Partnership sold fully depreciated equipment with a net book value of approximately $0 for a net gain of approximately $8,000. This compares to the three months ended March 31, 2021, when the Partnership sold fully depreciated equipment with a net book value of approximately $7,000 for a net loss of approximately $2,000.

Operating Expenses

Our operating expenses, excluding depreciation, primarily consist of accounting and legal fees, outside service fees and reimbursement of expenses to CCC for administration and operation of the Partnership. These expenses decreased to approximately $50,000 for the three months ended March 31, 2022, from approximately $97,000 for the three months ended March 31, 2021. This decrease is primarily attributable to a decrease in accounting fees of approximately $48,000 and a decrease in other LP expenses of approximately $6,000, partially offset by an increase in temporary services expenses of approximately $10,000.

Equipment Management Fees

We pay an equipment management fee to our general partner for managing our equipment portfolio. The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases and approximately 2% of the gross lease revenue attributable to equipment that is subject to direct financing leases. The equipment management fee was approximately $2,000 for the three months ended March 31, 2022 and approximately $3,000 for the three months ended March 31, 2021, which is consistent with the lease revenue.

Depreciation and Amortization Expense

Depreciation and amortization expenses consist of depreciation on equipment and amortization of equipment acquisition fees. These expenses decreased to approximately $16,000 for the three months ended March 31, 2022, from approximately $43,000 for the three months ended March 31, 2021. This decrease was due to the higher frequency in the termination of leases and equipment being fully depreciated as compared to the acquisition of new leases for the three months ended March 31, 2022.

Net Loss

For the three months ended March 31, 2022, we recognized revenue of approximately $42,500 and expenses of approximately $67,500 resulting in net loss of approximately $25,000. For the three months ended March 31, 2021, we recognized revenue of approximately $68,000 and expenses of approximately $149,000 resulting in net loss of approximately $81,000. This change in net loss is due to the changes in revenue and expenses as described above.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

N/A

Item 4. Controls and Procedures

Our management, under the supervision and with the participation of the General Partner’s Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures related to our reporting and disclosure obligations as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, the General Partner’s Chief Executive Officer and Principal Financial Officer have concluded that, as of March 31, 2022, our disclosure controls and procedures are effective in ensuring that information relating to us which is required to be disclosed in our periodic reports filed or submitted under the Securities Exchange Act of 1934 is (a) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (b) accumulated and communicated to management, including the General Partner’s Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended March 31, 2022 that have materially affected or are reasonably likely to materially affect its internal control over financial reporting.

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

COMMONWEALTH INCOME & GROWTH FUND VI
BY: COMMONWEALTH INCOME & GROWTH FUND, INC.,
General Partner

May 16, 2022	By:	/s/ Kimberly A. Springsteen-Abbott
Date		Kimberly A. Springsteen-Abbott
Chief Executive Officer And Principal Financial Officer Commonwealth Income & Growth Fund, Inc.

