Form 10-Q
period 2022-09-30
Commonwealth Income & Growth Fund VI
filed 2022-11-29
CIK 1351901

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022

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

FORM 10-Q

SEPTEMBER 30, 2022

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Commonwealth Income & Growth Fund VI
Condensed Balance Sheets
(unaudited)
	September 30,	December 31,
	2022	2021

ASSETS
Cash and cash equivalents	$-	$25,372
Lease income receivable, net of reserve of approximately $105,000 at both September 30, 2022 and December 31, 2021, respectively	51,337	18,589
Other receivables, net of reserve of approximately $15,000 at September 30, 2022 and December 31, 2021, respectively	25,178	25,178
Prepaid expenses	4,168	1,127
	80,683	70,266

Equipment, at cost	3,125,635	3,027,181
Accumulated depreciation	(2,953,204)	(2,894,524)
	172,430	132,657

Equipment acquisition costs and deferred expenses, net of accumulated amortization of approximately $6,000 and $4,000 at September 30, 2022 and December 31, 2021, respectively	7,962	5,851

Total Assets	$261,075	$208,774

LIABILITIES AND PARTNERS' DEFICIT
LIABILITIES
Accounts payable	$171,865	$99,152
Accounts payable, CIGF, Inc., net	233,825	151,505
Accounts Payable - CCC	51,111	44,063
Unearned lease income	13,981	18,259
Notes payable	71,891	37,356
Total Liabilities	542,675	350,335

COMMITMENTS AND CONTINGENCIES
PARTNERS' DEFICIT
General Partner	1,000	1,000
Limited Partners	(282,601)	(142,561)
Total Partners' Deficit	(281,601)	(141,561)

Total Liabilities and Partners' Deficit	$261,075	$208,774

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund VI
Condensed Statements of Operations
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenue
Lease	$38,129	$37,910	$96,547	$155,624
Interest and other	31	4,371	199	4,408
Sales and property taxes	3,317	1,826	5,532	9,165
Gain on sale of equipment	-	9,643	10,996	19,923
Total revenue and gain on sale of equipment	41,477	53,741	113,274	189,120

Expenses
Operating, excluding depreciation	60,696	52,367	188,032	213,494
Equipment management fee, General Partner	1,976	1,896	3,561	7,782
Interest	1,084	487	1,866	1,851
Depreciation	19,500	25,472	52,467	99,245
Amortization of equipment acquisition costs
and deferred expenses	799	566	1,855	2,576
Sales and property taxes	3,317	1,826	5,532	9,165
Impairment Expense	-	5,643	-	5,643
Loss on sale of computer equipment	2,800	-	-	-
Total expenses	90,172	88,257	253,313	339,756

Net Loss	$(48,695)	$(34,516)	$(140,039)	$(150,636)

Net loss allocated to Limited Partners	$(48,695)	$(34,516)	$(140,039)	$(150,636)

Net loss per equivalent Limited Partnership unit	$(0.03)	$(0.02)	$(0.08)	$(0.09)

Weighted average number of equivalent Limited
Partnership units outstanding during the period	1,732,607	1,738,833	1,732,607	1,739,978

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund VI
Condensed Statement of Partners' Deficit
For the nine months ended September 30, 2022 and 2021

	General	Limited
	Partner	Partner	General	Limited
	Units	Units	Partner	Partners	Total
Balance, January 1, 2022	50	1,732,607	$1,000	$(142,562)	$(141,562)
Net loss	-	-	-	(25,305)	(25,305)
Balance, March 31, 2022	50	1,732,607	$1,000	$(167,867)	$(166,867)
Net loss	-	-	-	(66,039)	(66,039)
Balance, June 30, 2022	50	1,732,607	$1,000	$(233,906)	$(232,906)
Net loss	-	-	-	(48,695)	(48,695)
Balance, September 30, 2022	50	1,732,607	$1,000	$(282,601)	$(281,601)

	General	Limited
	Partner	Partner	General	Limited
	Units	Units	Partner	Partners	Total
Balance, January 1, 2021	50	1,741,754	$1,000	$114,434	$115,434
Net loss	-	-	-	(80,743)	(80,743)
Balance, March 31, 2021	50	1,741,754	$1,000	$33,691	$34,691
Net loss	-	-	-	(35,378)	(35,378)
Balance, June 30, 2021	50	1,741,754	$1,000	$(1,687)	$(687)
Net loss	-	-	-	(34,516)	(34,516)
Redemptions	-	(3,897)	-	-	-
Balance, September 30, 2021	50	1,737,857	$1,000	$(36,202)	$(35,203)

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund VI
Condensed Statements of Cash Flows
(unaudited)

	Nine months ended
	September 30,
	2022	2021

Net cash (used in) provided by operating activities	$9,745	$(231)

Cash flows from investing activities
Capital expenditures	(36,505)	(37,248)
Equipment acquisition fees paid to General Partner	(3,464)	(1,490)
Net proceeds from the sale of equipment	5,353	26,566

Net used in by investing activities	(34,616)	(12,172)

Cash flows from financing activities
Equipment acquisition finance fee	(501)	-

Net cash used in financing activities	(501)	-

Net decrease in cash and cash equivalents	(25,372)	(12,403)

Cash and cash equivalents, beginning of the period	25,372	36,178

Cash and cash equivalents, end of the period	$-	$23,775

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

Liquidity and Going Concern

For the quarter ended September 30, 2022, the Partnership incurred a negative cash flow.  At September 30, 2022, the Partnership has a working capital deficit of approximately $462,000. Such factors raise substantial doubt about the Partnership’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The financial information presented as of any date other than December 31, 2021 has been prepared from the books and records without audit. The following unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Financial information as of December 31, 2021 has been derived from the audited financial statements of the Partnership, but does not include all disclosures required by generally accepted accounting principles to be included in audited financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated, have been included. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of financial results that may be expected for the full year ended December 31, 2022.

Disclosure of Fair Value Financial Instruments

Estimated fair value was determined by management using available market information and appropriate valuation methodologies. However, judgment was necessary to interpret market data and develop estimated fair value. Receivables, accounts payable and accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values as of September 30, 2022 and December 31, 2021 due to the short-term nature of these financial instruments.

The Partnership’s long-term debt consists of notes payable, which are secured by specific equipment and are nonrecourse liabilities of the Partnership. The estimated fair value of this debt at September 30, 2022 and December 31, 2021 approximates the carrying value of these instruments, due to the interest rates on the debt approximating current market interest rates. The Partnership classifies the fair value of its notes payable within Level 2 of the valuation hierarchy based on the observable inputs used to estimate fair value.

Cash and cash equivalents

At September 30, 2022, cash and cash equivalents were held in one account maintained at one financial institution with an aggregate balance of approximately $400. Bank accounts are federally insured up to $250,000 by the FDIC. At September 30, 2022, the total cash balance was as follows:

At September 30, 2022	Balance
Total bank balance	$400
FDIC insured	(400)
Uninsured amount	$-

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

In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, which amends and clarifies several provisions of Topic 326. In May 2019, the FASB issued ASU 2019-05, Financial Instruments-Credit Losses (Topic 326): Targeted Transition Relief, which amends Topic 326 to allow the fair value option to be elected for certain financial instruments upon adoption. ASU 2019-10 extended the effective date of ASU 2016-13 for the Partnership until December 15, 2022. While we continue to evaluate the new guidance, including the subsequent updates to Topic 326, we do not anticipate that adoption will have a material impact on the Partnership financial statements and related disclosures.  For the nine months ended September 30, 2022 and 2021, Partnership finance lease revenue subject to CECL represented less than 1% of total lease revenue.

3. Information Technology, Medical Technology, Telecommunications Technology, Inventory Management and Other Business-Essential Capital Equipment (“Equipment”)

The Partnership is the lessor of equipment under leases with periods that generally will range from 12 to 48 months. In general, associated costs such as repairs and maintenance, insurance and property taxes are paid by the lessee.

Gains or losses from the sale of equipment are recognized when the lease is modified and terminated concurrently.  Gain (loss) from sale of equipment included in revenue for the three months ended September 30, 2022 and 2021 was approximately $(3,000) and $10,000, respectively.  Gain from sale of equipment included in revenue for the nine months ended September 30, 2022 and 2021, was approximately $11,000 and $20,000, respectively.

CCC, on behalf of the Partnership and on behalf of other affiliated companies and partnerships (“partnerships”), acquires equipment subject to associated debt obligations and lease agreements and allocates a participation in the cost, debt and lease revenue to the various companies based on certain risk factors.

The Partnership’s share of the cost of the equipment in which it participates with other partnerships at September 30, 2022 was approximately $2,501,000 and is included in the Partnership’s equipment on its balance sheet. The total cost of the equipment shared by the Partnership with other partnerships at September 30, 2022 was approximately $8,899,000. The Partnership’s share of the outstanding debt associated with this equipment at September 30, 2022 was approximately $44,000 and is included in the Partnership’s notes payable on its balance sheet. The total outstanding debt related to the equipment shared by the Partnership at September 30, 2022 was approximately $110,000.

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

The following is a schedule of approximate future minimum rentals on non-cancellable operating leases:

Periods Ended December 31,	Amount
Three months ended December 31, 2022	$17,000
Year Ended December 31, 2023	64,000
Year Ended December 31, 2024	41,000
Year Ended December 31, 2025	9,000
$131,000

The Partnership is scheduled to terminate on December 31, 2023.  CCC will assume the rights to the remaining active leases and their related remaining revenue stream through their termination.

4. Related Party Transactions

 Receivables/Payables

As of September 30, 2022, and December 31, 2021, the Company’s related party receivables and payables are short term, unsecured and non-interest bearing.

Nine months ended September 30,	2022	2021

Reimbursable expenses

The General Partner and its affiliates are entitled to reimbursement by the Partnership for the cost of goods, supplies or services obtained and used by the General Partner in connection with the administration and operation of the Partnership from third parties unaffiliated with the General Partner. In addition, the General Partner and its affiliates are entitled to reimbursement of certain expenses incurred by the General Partner and its affiliates in connection with the administration and operation of the Partnership.  For the nine months ended September 30, 2022 and 2021, the Partnership was charged approximately $75,000 and $86,000 in Other LP expense, respectively.

	$136,000	$206,000

Equipment acquisition fee
The General Partner earned an equipment acquisition fee of 4% of the purchase price of each item of equipment purchased as compensation for the negotiation of the acquisition of the equipment and lease thereof or sale under a conditional sales contract.	$3,000	$1,500

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

	$3,600	$8,000

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

	$163	$136

5. Notes Payable

Notes payable consisted of the following approximate amounts:

	September 30, 2022	December 31, 2021
Installment note payable to bank; interest rate of 4.14%, due in monthly installments of $705, including interest, with final payment in August 2024	16,000	21,000
Installment note payable to bank; interest rate of 5.00%, due in monthly installments of $493, including interest, with final payment in November 2024	12,000	16,000
Installment note payable to bank; interest rate of 6.21%, due in monthly installments of $2,213, including interest, with final payment in June 2024	44,000	-
	$72,000	$36,000

The notes are secured by specific equipment with a carrying value of approximately $104,000 and are nonrecourse liabilities of the Partnership. As such, the notes do not contain any financial debt covenants with which we must comply on either an annual or quarterly basis.  Aggregate approximate maturities of notes payable for each of the periods subsequent to September 30, 2022 are as follows:

Amount
Three months ended December 31, 2022	$10,000
Year ended December 31, 2023	38,000
Year ended December 31, 2024	24,000
$72,000

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

Other noncash activities included in the determination of net loss are as follows:

Nine months ended September 30,	2022	2021
Lease revenue net of interest expense on notes payable realized as a result of direct payment of principal by lessee to bank	$16,000	$28,000

During the nine months ended September 30, 2022 and 2021, the Partnership wrote-off fully amortized acquisition and finance fees of approximately $0 and $12,000, respectively.

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

The Partnership recognizes impairment of receivables and loans when losses are incurred, which is when it is probable that an entity will be unable to collect all amounts due according to the contractual terms of the arrangement.  Impairment is measured based on the present value of expected future cash flows discounted at a receivable’s or a loan’s effective interest rate, except that, as a practical expedient, impairment can be measured based on a receivable’s or a loans’ observable market price or the fair value of the underlying collateral.

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

The Equipment Leasing and Finance Association’s (ELFA) Monthly Leasing and Finance Index (MLFI-25), which reports economic activity from 25 companies representing a cross section of the $1 trillion equipment finance sector, showed their overall new business volume for September was $10.2 billion, up 11 percent year-over-year from new business volume in September 2021. Volume was up 16 percent from $8.8 billion in August. Year-to-date, cumulative new business volume was up nearly 6 percent compared to 2021.

Receivables over 30 days were 1.5 percent, unchanged from the previous month and down from 1.6 percent in the same period in 2021. Charge-offs were 0.17 percent, unchanged from the previous month and down from 0.35 percent in the year-earlier period.

Credit approvals totaled 77.3 percent, up from 75.2 percent in August. Total headcount for equipment finance companies was down 2.4 percent year-over-year.

Separately, the Equipment Leasing & Finance Foundation’s Monthly Confidence Index (MCI-EFI) in October is 45, a decrease from the September index of 48.7. ELFA President and CEO Ralph Petta said, “Third quarter new business volume in the over-$1 trillion equipment finance industry is exceptionally strong, providing fresh evidence that the economic contraction projected by many economists has not yet arrived.  Another data point supporting this relatively benign economic scenario is extremely low delinquencies, indicating that end users of commercial equipment continue to make on-time payments to their finance providers.”

Hollis Bufferd, CEO, Star Hill Financial LLC, said, “Despite continued challenges in the supply chain, inflationary pressures and rising interest rates, the industry and our finance company continue to grow. Like our peers, we have continued expectations for the balance of 2022, as end-users plan for year-end capital acquisitions. Charge-offs and delinquencies remain at historic lows. The probability of continued Fed interest rate increases on the horizon creates some uncertainty, but we are seeing increased demand for fixed rate leases and loans to support our clients’ capital expenditures. With an eye on global economic disruptions, I am cautiously optimistic.”

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

Through September 30, 2022, the Partnership’s lease portfolio consisted of operating leases. For operating leases, lease revenue is recognized on a straight-line basis in accordance with the terms of the lease agreement.

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

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash

Our primary sources of cash for the nine months ended September 30, 2022, was net proceeds from the sale of equipment of approximately $5,000 and net cash provided by operating activities of approximately $10,000.  Our primary sources of cash for the nine months ended September 30, 2021, was net proceeds from the sale of equipment of approximately $27,000.

Our primary uses of cash for the nine months ended September 30, 2022 was capital expenditures in investing activities of approximately $37,000 and equipment acquisition fees paid to the GP of approximately $3,000 and finance fees of approximately $500.  For the nine months ended September 30, 2021, our primary uses of cash was cash used in operating activities of approximately $200, capital expenditures in investing activities of approximately $37,000 and equipment acquisition fees paid to the GP of approximately $1,000.

Cash was provided by operating activities for the nine months ended September 30, 2022 of approximately $10,000, which includes net loss of approximately $140,000 and depreciation and amortization expenses of approximately $54,000.  Other noncash activities included in the determination of net income include direct payments to banks by lessees of approximately $16,000.  Cash was used in operating activities for the nine months ended September 30, 2021 of approximately $200, which includes net loss of approximately $151,000 and depreciation and amortization expenses of approximately $102,000.  Other noncash activities included in the determination of net income include direct payments to banks by lessees of approximately $28,000.

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

At September 30, 2022, cash and cash equivalents were held in one account maintained at one financial institution with an aggregate balance of approximately $400. Bank accounts are federally insured up to $250,000 by the FDIC. At September 30, 2022, the total cash balance was as follows:

At September 30, 2022	Balance
Total bank balance	$400
FDIC insured	(400)
Uninsured amount	$-

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

The Partnership’s investment strategy of acquiring equipment and generally leasing it under triple-net leases to operators who generally meet specified financial standards minimizes our operating expenses. As of September 30, 2022, the Partnership had future minimum rentals on non-cancelable operating leases of approximately $17,000 for the balance of the year ending December 31, 2022 and approximately $114,000 thereafter.

As of September 30, 2022, our non-recourse debt was approximately $72,000 with interest rates ranging from 4.14% to 6.21% and will be payable through November 2024.  The Partnership is scheduled to terminate on December 31, 2023.  CCC will assume the obligation and rights to the remaining notes payable and its related secured equipment through their termination.

The Partnership was originally scheduled to end its operational phase on December 31, 2018.  During the year ended December 31, 2018, the operational phase was officially extended to December 31, 2021 through an investor proxy vote. The Partnership is expected to terminate on December 31, 2023.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2022 compared to Three Months Ended September 30, 2021

Lease Revenue

Lease revenue remained constant at approximately $38,000 for the three months ended September 30, 2022, and approximately $38,000 for the three months ended September 30, 2021.  The Partnership had 11 and 14 active operating leases for the three months ended September 30, 2022 and 2021, respectively.  Management expects to add new leases to the Partnership’s portfolio throughout 2022, primarily through debt financing.

Sale of Equipment

For the three months ended September 30, 2022, the Partnership sold fully depreciated equipment with a net book value of approximately $0 for a net gain of approximately $3,000.  This compares to the three months ended September 30, 2021, when the Partnership sold fully depreciated equipment with a net book value of approximately $0 for a net gain of approximately $10,000.

Operating Expenses

Our operating expenses, excluding depreciation, primarily consist of accounting and legal fees, outside service fees and reimbursement of expenses to CCC for administration and operation of the Partnership. These expenses increased to approximately $61,000 for the three months ended September 30, 2022, from approximately $52,000 for the three months ended September 30, 2021.  This increase is primarily attributable to an increase in accounting fees of approximately $11,000, an increase in IT expenses of approximately $4,000 and an increase in “Other LP” expenses charged by CCC for the administration of the Partnership of approximately $3,000, partially offset by a decrease in temporary services expenses of approximately $8,000.

Equipment Management Fees

We pay an equipment management fee to our general partner for managing our equipment portfolio. The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases and approximately 2% of the gross lease revenue attributable to equipment that is subject to direct financing leases. The equipment management fee remained constant at approximately $2,000 for the three months ended September 30, 2022 and the three months ended September 30, 2021.

Depreciation and Amortization Expense

Depreciation and amortization expenses consist of depreciation on equipment and amortization of equipment acquisition fees. These expenses decreased to approximately $20,000 for the three months ended September 30, 2022, from approximately $26,000 for the three months ended September 30, 2021. This decrease was due to the higher frequency in the termination of leases and equipment being fully depreciated as compared to the acquisition of new leases for the three months ended September 30, 2022.

Net Loss

For the three months ended September 30, 2022, we recognized revenue of approximately $41,000 and expenses of approximately $90,000, resulting in net loss of approximately $49,000.  For the three months ended September 30, 2021, we recognized revenue of approximately $54,000 and expenses of approximately $88,000, resulting in net loss of approximately $35,000. This change in net loss is due to the changes in revenue and expenses as described above.

Nine Months Ended September 30, 2022 compared to Nine Months Ended September 30, 2021

Lease Revenue

Our lease revenue decreased to approximately $97,000 for the nine months ended September 30, 2022, from approximately $156,000 for the nine months ended September 30, 2021.  The Partnership had 11 and 21 active operating leases for the nine months ended September 30, 2022 and 2021.  This decrease in lease revenue is primarily due to the termination of existing lease agreements with higher rental rates.  Management expects to add new leases to the Partnership’s portfolio throughout 2022, primarily through debt financing.

Sale of Equipment

For the nine months ended September 30, 2022, the Partnership sold equipment with net book value of approximately $0 and net gain of approximately $10,000.  This compared to the nine months ended September 30, 2021, the Partnership sold equipment with net book value of approximately $7,000 for a net gain of approximately $20,000.

Operating Expenses

Our operating expenses, excluding depreciation, primarily consist of accounting and legal fees, outside service fees and reimbursement of expenses to CCC for administration and operation of the Partnership. These expenses decreased to approximately $188,000 for the nine months ended September 30, 2022, from approximately $213,000 for the nine months ended September 30, 2021.  This decrease is primarily attributable to a decrease in accounting fees of approximately $15,000, a decrease in “Other LP” expenses charged by CCC for the administration of the Partnership of approximately $12,000 and a decrease in recruiting fees of approximately $5,000, partially offset by an increase in IT expenses of approximately $7,000.

Equipment Management Fees

We pay an equipment management fee to our general partner for managing our equipment portfolio. The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases and approximately 2% of the gross lease revenue attributable to equipment that is subject to direct financing leases. The equipment management fee decreased to approximately $4,000 for the nine months ended September 30, 2021 from approximately $8,000 for the nine months ended September 30, 2021.  This decrease is consistent with the overall decrease in lease revenue.

Depreciation and Amortization Expense

Depreciation and amortization expenses consist of depreciation on equipment and amortization of equipment acquisition fees. These expenses decreased to approximately $54,000 for the nine months ended September 30, 2022, from approximately $102,000 for the nine months ended September 30, 2021. This decrease was due to the higher frequency in the termination of leases and equipment being fully depreciated as compared to the acquisition of new leases for the nine months ended September 30, 2022.

Net Loss

For the nine months ended September 30, 2022, we recognized revenue of approximately $113,000 and expenses of approximately $253,000, resulting in net loss of approximately $140,000. For the nine months ended September 30, 2021, we recognized revenue of approximately $189,000 and expenses of approximately $340,000, resulting in net loss of approximately $151,000.  This change in net loss is due to the changes in revenue and expenses as described above.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

N/A

Item 4. Controls and Procedures

Our management, under the supervision and with the participation of the General Partner’s Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures related to our reporting and disclosure obligations as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, the General Partner’s Chief Executive Officer and Principal Financial Officer have concluded that, as of September 30, 2022, our disclosure controls and procedures are effective in ensuring that information relating to us which is required to be disclosed in our periodic reports filed or submitted under the Securities Exchange Act of 1934 is (a) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (b) accumulated and communicated to management, including the General Partner’s Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended September 30, 2022 that have materially affected or are reasonably likely to materially affect its internal control over financial reporting.

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

The Partnership recognizes impairment of receivables and loans when losses are incurred, which is when it is probable that an entity will be unable to collect all amounts due according to the contractual terms of the arrangement.  Impairment is measured based on the present value of expected future cash flows discounted at a receivable’s or a loan’s effective interest rate, except that, as a practical expedient, impairment can be measured based on a receivable’s or a loans’ observable market price or the fair value of the underlying collateral.

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

COMMONWEALTH INCOME & GROWTH FUND VI
BY: COMMONWEALTH INCOME & GROWTH FUND, INC., General Partner

November 29, 2022	By:	/s/ Kimberly A. Springsteen-Abbott
Date		Kimberly A. Springsteen-Abbott
Chief Executive Officer Commonwealth Income & Growth Fund, Inc.

