Form 10-K
period 2022-12-31
Commonwealth Income & Growth Fund VI
filed 2023-05-23
CIK 1351901

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED) FOR THE FISCAL YEAR ENDED DECEMBER 31, 2022 or

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

DECEMBER 31, 2022

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

In order to make a redemption request, Limited Partners will be required to advise the General Partner in writing of such request. Upon receipt of such notification, the Partnership will provide detailed forms and instructions to complete the request. During the years ended December 31, 2022 and 2021, limited partners redeemed 0 and 9,147 units, respectively, of the partnership for a total redemption price of approximately $0 and $0, respectively, in accordance with the terms of the limited partnership agreement.

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

As of December 31, 2022, all equipment purchased by the Partnership is subject to an operating lease or a finance lease. The Partnership may also engage in sale/leaseback transactions, pursuant to which the Partnership would purchase equipment from companies that would then immediately lease the equipment from the Partnership. The Partnership may also purchase equipment which is leased under full payout net leases or sold under conditional sales contracts at the time of acquisition or the Partnership may enter into a full payout net lease or conditional sales contract with a third party when the Partnership acquires an item of equipment.

The Partnership may enter into arrangements with one or more manufacturers pursuant to which the Partnership purchases equipment that has previously been leased directly by the manufacturer to third parties (“vendor leasing agreements”). The Partnership and manufacturers may agree to obtain non-recourse loans from the manufacturers, to finance the acquisition of equipment. Such loans would be secured only by the specific equipment financed and the receivables due to the manufacturers from users of such equipment. It is expected that the manufacturers of equipment will provide maintenance, remarketing and other services for the equipment subject to such agreements. As of December 31, 2022, the Partnership has no such agreements.

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

DIVERSIFICATION

Diversification is generally desirable to minimize the effects of changes in specific industries, local economic conditions or similar risks. However, the extent of the Partnership’s diversification, in the aggregate and within each category of equipment, depends in part upon the financing which can be assumed by the Partnership or borrowed from third parties on satisfactory terms. The Partnership’s policy not to borrow on a recourse basis will further limit its financing options. Diversification also depends on the availability of various types of equipment. For the year ended December 31, 2022, the Partnership has acquired a diversified equipment portfolio, which it has leased to different companies located throughout the United States.

The equipment types comprising the portfolio at December 31, 2022 are as follows:

Equipment Type	Approximate %
Datacom	19%
Desktops - Tier 1/Laptops	6%
Digital Storage	27%
Fitness Equipment	1%
Forklifts	3%
High End Servers	17%
Inventory Control Systems	7%
Material Handling	2%
Multifunction Centers	10%
Servers/Other	7%
Total	100%

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

The Partnership’s policy is to generally enter into “triple net leases” which typically provide that the lessee or some other party bear the risk of physical loss of the equipment; pay taxes relating to the lease or use of the equipment; maintain the equipment; indemnify the Partnership-lessor against any liability suffered by the Partnership as the result of any act or omission of the lessee or its agents; maintain casualty insurance in an amount equal to the greater of the full value of the equipment and a specified amount set forth in the lease; and maintain liability insurance naming the Partnership as an additional insured with a minimum coverage which the General Partner deems appropriate. In addition, the Partnership may purchase “umbrella” insurance policies to cover excess liability and casualty losses, to the extent deemed practicable and advisable by the General Partner. As of December 31, 2022, all leases that have been entered into are “triple net leases.”

The terms and conditions of the Partnership’s leases are each determined by negotiation and may impose substantial obligations upon the Partnership. Where the Partnership assumes maintenance or service obligations, the General Partner generally causes the Partnership to enter into separate maintenance or service agreements with manufacturers or certified maintenance organizations to provide such services. Such agreements generally require annual or more frequent adjustment of service fees. As of December 31, 2022, the Partnership has not entered into any such agreements.

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

BORROWING POLICIES

The General Partner, at its discretion, may cause the Partnership to incur debt in the maximum aggregate amount of 30% of the aggregate cost of the equipment owned by the Partnership, or subject to conditional sales contracts. The Partnership will incur only non-recourse debt that is secured by equipment and lease income therefrom. Such leveraging permits the Partnership to increase the aggregate amount of its depreciable assets, and, as a result, potentially increases both its lease revenues and its federal income tax deductions above the levels that would be achieved without leveraging. There is no limit on the amount of debt that may be incurred in connection with the acquisition of any single item of equipment. Any debt incurred is fully amortized over the term of the initial lease or conditional sales contract to which the equipment securing the debt is subject. The precise amount borrowed by the Partnership depends on a number of factors, including the types of equipment acquired by the Partnership; the creditworthiness of the lessee; the availability of suitable financing; and prevailing interest rates. There can be no assurance that credit will be available to the Partnership in the amount or at the time desired or on terms considered reasonable by the General Partner. As of December 31, 2022, the Partnership’s aggregate nonrecourse outstanding debt of approximately $62,500 was approximately 1.9% of the aggregate cost of the equipment owned, with a carrying value of approximately $128,000 and are nonrecourse liabilities of the Partnership.

The Partnership may purchase some items of equipment without leverage. If the Partnership purchases an item of equipment without leverage and thereafter suitable financing becomes available, it may then obtain the financing, secure the financing with the purchased equipment and invest any proceeds from such financing in additional items of equipment. Any such financing will be on terms consistent with the terms applicable to borrowings generally. During 2022, the Partnership did not enter into any such agreements.

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

Loan agreements may also require that the Partnership maintain certain reserves or compensating balances and may impose other obligations upon the Partnership. Moreover, since a significant portion of the Partnership’s revenues from the leasing of equipment will be reserved for repayment of debt, the use of financing reduces the cash, which might otherwise be available for distributions until the debt has been repaid and may reduce the Partnership’s cash flow over a substantial portion of the Partnership’s operating life. As of December 31, 2022, the Partnership had not entered into any such agreements.

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

REFINANCING POLICIES

Subject to the limitations set forth in “Borrowing Policies” above, the Partnership may refinance its debt from time to time. With respect to a particular item of equipment, the General Partner will take into consideration such factors as the amount of appreciation in value, if any, to be realized, the possible risks of continued ownership, and the anticipated advantages to be obtained for the Partnership, as compared to selling such equipment. As of December 31, 2022, the Partnership has not entered into any debt refinancing transactions.  Refinancing, if achievable, may permit the Partnership to retain an item of equipment and at the same time to generate additional funds for reinvestment in additional equipment or for distribution to the Limited Partners.

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

For the period of January 1, 2022 through May 23, 2023, the Partnership has purchased, or has made the commitment to purchase, the following equipment:

Lessee	Equipment Category	Purchased Term	Pro-rated Purchase Price
George Chiala Farms	Inventory Control Systems	60	$34,043.83
Kasai North America, Inc	Material Handling	60	$72,379.13
Pacific Southwest Container	Forklifts	24	$87,463.58

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

EMPLOYEES

The Partnership had no employees during 2022 and received administrative and other services from a related party, CCC, which had 22 employees as of December 31, 2022.

PRINCIPAL PLACE OF BUSINESS

On March 1, 2020, the General Partner (“GP”) relocated the Partnership’s principal place of business to 4532 US Highway 19, Suite 200, New Port Richey, Florida, 34652.  The GP’s telephone and fax numbers remains the same, (800) 249-3700, Fax: (727) 450-5360.

ITEM 1A: RISK FACTORS

Going Concern

For the year ended December 31, 2022, the Partnership incurred negative cash flow.  At December 31, 2022, the Partnership has a working capital deficit of approximately $598,000. Such factors raise substantial doubt about the Partnership’s ability to continue as a going concern.

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

ITEM 4: MINE SAFETY DISCLOSURES

NOT APPLICABLE

PART II

ITEM 5:  MARKET FOR THE REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no public market for the units nor is it anticipated that one will develop. As of December 31, 2022, there were 975 holders of units. The Units are not listed on any exchange or permitted to trade on any over-the-counter market. In addition, there are substantial restrictions on the transferability of units.

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

In order to make a redemption request, Limited Partners will be required to advise the General Partner in writing of such request. Upon receipt of such notification, the Partnership will provide detailed forms and instructions to complete the request. During the years ended December 31, 2022 and 2021, limited partners redeemed 0 and 9,147 units, respectively, of the partnership for a total redemption price of approximately $0 and $0, respectively, in accordance with the terms of the limited partnership agreement.

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

The Equipment Leasing and Finance Association’s (ELFA) Monthly Leasing and Finance Index (MLFI-25), which reports economic activity from 25 companies representing a cross section of the $1 trillion equipment finance sector, showed their overall new business volume for December was $12.9 billion, up 9 percent year-over-year from new business volume in December 2021. Volume was up 50 percent from $8.6 billion in November in a typical end-of-quarter, end-of-year spike. Cumulative new business volume for 2022 was up 6 percent compared to 2021.

Receivables over 30 days were 1.8 percent, up from 1.7 percent the previous month and down from 2.0 percent in the same period in 2021. Charge-offs were 0.26 percent, down from 0.27 percent the previous month and up from 0.25 percent in the year-earlier period.

Credit approvals totaled 76.6 percent, down from 77.7 percent in November. Total headcount for equipment finance companies was down 7.6 percent year-over-year.

Separately, the Equipment Leasing & Finance Foundation’s Monthly Confidence Index (MCI-EFI) in January is 48.5, an increase from the December index of 45.9.

ELFA President and CEO Ralph Petta said, “In one of the stronger December and Q4 end-of-year showings, new business volume in the association’s monthly index is another example of businesses across the United States relying on equipment financing to enable their operations to grow and expand.  This performance is especially impressive given the steady increase in short-term interest rates brought on by the Fed’s determination to bring down inflation and stabilize labor markets.”

Chris Lerma, President, AP Equipment Financing, said, “It was certainly a challenging year for lenders as they navigated through a rapidly rising rate environment, supply chain constraints, higher equipment costs and talk of an expected slowdown. Despite these challenges our industry as a whole fared well with healthy year-over-year increases in originations and stellar portfolio performance, but remains a bit cautious heading into 2023. Not knowing yet the full impact of the Fed's series of rapid rate increases on the economy, I believe many companies will start the year with more focus on credit quality and spreads versus origination volume.”

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

For the year ended December 31, 2022, the Partnership’s lease portfolio consisted of operating leases and finance leases. For operating leases, lease revenue is recognized on a straight-line basis in accordance with the terms of the lease agreement.  Finance lease interest income is recorded over the term of the lease using the effective interest method.

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

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of cash for the year ended December 31, 2022 was cash provided by operating activities of approximately $87,000 and net proceeds from the sale of equipment of approximately $6,000.  Our primary source of cash for the year ended December 31, 2021 was cash provided by net proceeds from the sale of equipment of approximately $36,000.

Our primary uses of cash for the year ended December 31, 2022 were capital expenditures of approximately $110,000 and equipment acquisition fees paid to the General Partner of approximately $8,000. Our primary uses of cash for the year ended December 31, 2021 were capital expenditures of approximately $40,000, cash used in operating activities of approximately $6,000 and equipment acquisition fees paid to the General Partner of approximately $1,000.

For the years ended December 31, 2022 and 2021, depreciation and amortization expenses were approximately $88,000 and $118,000, respectively. Other noncash activities included in the determination of net income for the years ended December 31, 2022 and 2021 were direct payments of lease income by lessees to banks of approximately $52,000 and $31,000, respectively.

At December 31, 2022, cash was held in an account maintained at one financial institution with an aggregate balance of approximately $1,000. Bank accounts are federally insured up to $250,000 by the FDIC. At December 31, 2022 and 2021, the aggregate cash balances were approximately as follows:

Balance at December 31	2022	2021
Total bank balance	$1,000	$31,000
FDIC insured	(1,000)	(31,000)
Uninsured amount	$-	$-

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

As of December 31, 2022, we had future minimum rentals on operating leases of approximately $79,000 for 2023 and approximately $95,000 thereafter. These amounts represent scheduled payments on existing leases only, and do not include expected future revenues on leases that we have not yet entered as of December 31, 2022.

The balance of our non-recourse debt at December 31, 2022 was approximately $88,000 with interest rates ranging from 4.14% to 6.21% which is payable through May 2027.  Non-recourse debt leases will not generate current cash flow because the rental payments received from these leases are used to service the indebtedness associated with acquiring or financing the lease. For these leases, we anticipate that the equipment will generate income to the investor either through an extension of the lease term or from the sale of the equipment at the end of the lease term. Management does not expect significant interest rate increases to take place during 2023, and therefore expects our cost of nonrecourse borrowing to remain steady over the next 12 months.

CCC, on behalf of the Partnership and on behalf of other affiliated partnerships, acquires equipment subject to associated debt obligations and lease agreements and allocates a participation in the cost, debt and lease revenue to the various partnerships based on certain risk factors. The Partnership’s share of the cost of the equipment in which it participates with other partnerships at December 31, 2022 was approximately $2,588,000 and is included in the Partnership’s equipment on its balance sheet. The total cost of the equipment shared by the Partnership with other partnerships at December 31, 2022 was approximately $9,175,000. The Partnership’s share of the outstanding debt associated with this equipment at December 31, 2022 was approximately $63,000 and is included in the Partnership’s notes payable on its balance sheet. The total outstanding debt related to the equipment shared by the Partnership at December 31, 2022 was approximately $221,000.

As the Partnership and the other programs managed by the General Partner increase their overall portfolio size, opportunities for shared participation are expected to continue. Sharing in the acquisition of a lease portfolio gives the Partnership an opportunity to acquire additional assets and revenue streams, while allowing the Partnership to remain diversified and reducing its overall risk with respect to one portfolio. Thus, total shared equipment and related debt should continue throughout 2023 as the Partnership continues to acquire equipment for its portfolio.

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

The General Partner will continue to reassess the funding of limited partner distributions throughout 2023 and will continue to waive certain fees.  If available cash flow or net disposition proceeds are insufficient to cover the Partnership expenses and liabilities on a short and long term basis, the Partnership may attempt to obtain additional funds by disposing of or refinancing equipment, or by borrowing within its permissible limits.  Additionally, the Partnership will seek to enhance portfolio returns and maximize cash flow through the use of leveraged lease transactions: the acquisition of lease equipment through debt financing.  This strategy allows the General Partner to acquire additional revenue generating leases without the use of investor funds thus maximizing overall return.  Effective April 2, 2020, CCC agreed to convert approximately $128,000 of payables from due on demand to long term.  Such payables won't be due until sometime after May 23, 2023.  The purpose of this was to help the Partnership with preserving liquidity.

RESULTS FROM OPERATIONS

For the year ended December 31, 2022, we recognized revenue of approximately $172,000, expenses of approximately $371,000, which resulted in a net loss of approximately $199,000. For the year ended December 31, 2021, we recognized revenue of approximately $238,000, expenses of approximately $495,000, which resulted in a net loss of approximately $257,000.  The Partnership had 15 active operating leases that generated lease revenue of approximately $152,000 during 2022 as compared to 22 active operating leases that generated lease revenue of approximately $193,000 during 2021. This decrease in lease revenue is primarily due to more leases expiring versus being acquired. Management expects to add new leases to the Partnership’s portfolio throughout 2023, primarily through debt financing.

The Partnership’s equipment portfolio consists primarily of approximately 27% digital storage, 19% datacom, 17% high end servers, 10% multifunction centers, 7% servers/other, 7% inventory control centers, 6% desk/laptop computers produced by various manufacturers, 3% Forklifts, 2% Material Handling and 1% fitness equipment. The General Partner continuously monitors and seeks to decrease the concentration of equipment by type to diversify the equipment portfolio and potentially reduce the overall risk to the investor. For the year ended December 31, 2022, the Partnership had a total of one lessee that accounted for lease revenue of 10% or greater which is as follows: 35%. For the year ended December 31, 2021, the Partnership had a total of three lessees that accounted for lease revenue of 10% or greater which are ranked as follows: 56%; 10% and 10%.

For the years ended December 31, 2022 and 2021, operating expenses, excluding depreciation, consisted of accounting, legal, outside service fees, reimbursement of expenses to CCC and other LP charges from CCC for administration and operations as discussed in Note 5 of the financial statements.  Operating expenses were approximately $241,000 and $292,000 in 2022 and 2021, respectively.  This decrease is primarily due to decreases in accounting fees of approximately $28,000, “Other LP” expenses charged by CCC for the administration of the Partnership of approximately $22,000, recruiting fees of approximately $8,000 and legal fees of approximately $2,000, partially offset by increases in temporary services expenses of approximately $9,000 and IT expenses of approximately $6,000.

We pay an equipment management fee to our general partner for managing our equipment portfolio. The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases and 2% of the gross lease revenue attributable to equipment that is subject to finance leases. For the year ended December 31, 2022 the equipment management fee decreased to approximately $5,000 from approximately $10,000 for the year ended December 31, 2021, which is consistent with the decrease in lease revenue.

Depreciation and amortization expenses consist of depreciation on equipment and amortization of equipment acquisition fees. For the years ended December 31, 2022 and 2021 these expenses were approximately $88,000 and $118,000, respectively. This decrease was due to the higher frequency in the termination of leases and equipment being fully depreciated as compared to the acquisition of new leases for the year ended December 31, 2022.  For the years ended December 31, 2022 and 2021, the Partnership recognized gain of approximately $12,000 and gain of approximately $30,000 related to the sale of equipment, respectively. The decrease of 2022 gain on sale of equipment is primarily due to a decrease in the number of equipment dispositions.

For the years ended December 31, 2022 and 2021, bad debt expense decreased to approximately $20,000 from $63,000, respectively.

For the years ended December 31, 2022 and 2021, net loss was approximately $199,000 and $257,000, respectively. The changes in income were attributable to the changes in revenue and expenses as discussed above.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

NOT APPLICABLE

ITEM 8: FINANCIAL STATEMENTS

Our financial statements for the fiscal years ended December 31, 2022 and 2021, and the reports thereon of the independent registered public accounting firm are included in this annual report.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE

ITEM 9A: CONTROLS AND PROCEDURES

Our management, under the supervision and with the participation of the General Partner’s chief executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures related to our reporting and disclosure obligations as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, the chief executive officer and principal financial officer have concluded that, as of December 31, 2022, our disclosure controls and procedures are effective in ensuring that information relating to us, which is required to be disclosed in our periodic reports filed or submitted under the Securities Exchange Act of 1934 is (a) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (b) accumulated and communicated to management, including the chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Partnership’s internal control over financial reporting at December 31, 2022. Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO)”. Management’s assessment included an evaluation of the design of the Partnership’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the board of directors.

Based on our assessment, management determined that, at December 31, 2022, the Partnership maintained effective internal control over financial reporting. This annual report does not include an attestation report of the company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Partnership’s independent registered public accounting firm pursuant to final rule of the Securities and Exchange Commission that permit the Partnership to provide only management's report in this annual report.

Changes in Internal Controls

There were no changes in the Partnership’s internal control over financial reporting during the fourth quarter of 2022 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Procedure for December 31, 2022 Fund Valuation

The Fund valuation for December 31, 2022 for Commonwealth Capital Corp. was accomplished by using spreadsheet and lease contract data provided by Commonwealth for the Funds with the following additional data and updates added to each Fund spreadsheet:

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

Commonwealth Income and Growth Fund VI, Unit Valuation

The General Partner’s estimated per unit value at December 31, 2022 as determined and derived under the guidelines of the Appraised Value Methodology, and pursuant to the above specific enumerated component valuation methodologies and calculations is $0.50.

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
James Pruett
Brian Doster	Vice President and General Counsel of CCC and CIGF, Inc.

Clint Mobley	Vice President and Controller of CCC and CIGF, Inc.

Kimberly A. Springsteen-Abbott, age 64, joined Commonwealth in April 1997 and is the Chief Executive Officer and Chairman of the Board of Directors of Commonwealth Capital Corp. (the parent corporation); and Commonwealth Income & Growth Fund, Inc. (the General Partner), positions she has held since April 2006. Ms. Springsteen-Abbott is responsible for general operations of the equipment leasing/portfolio management side of the business. Ms. Springsteen-Abbott oversees all CCC operations. Ms. Springsteen-Abbott oversees all corporate daily operations and training, as well as develops long-term corporate growth strategies. Ms. Springsteen-Abbott has over 40 years of experience in the financial services industry, specifically in the real estate, energy and leasing sectors of alternative investments. Ms. Springsteen-Abbott is the sole shareholder of Commonwealth Capital Corp. Ms. Springsteen-Abbott was elected to the Board of Directors of the parent corporation in 1997 and has also served as its Executive Vice President and COO.  From 1980 through 1997, Ms. Springsteen-Abbott was employed with Wheat First Butcher Singer, a regional broker/dealer located in Richmond, Virginia. At Wheat, she served as Senior Vice President & Marketing Manager for the Alternative Investments Division. She is a member of the Equipment Leasing and Finance Association, REISA, the Financial Planners Association, the National Association of Equipment Leasing Brokers and has served on the Board of Trustees for the Investment Program Association. Ms. Springsteen-Abbott is a member of the Executive Committee and the Disaster Recovery Committee. Ms. Springsteen-Abbott is the wife of Henry J. Abbott.

Henry J. Abbott, age 73, joined Commonwealth in August 1998 as a Portfolio Manager, a position he held until April 2006, at which time he was elected President of CCC and CIGF, Inc., and Director of CCC and its affiliates.  Mr. Abbott is responsible for lease acquisitions, equipment dispositions and portfolio review. Additionally, Mr. Abbott is also responsible for oversight of residual valuation, due diligence, equipment inspections, negotiating renewal and purchase options and remarketing off-lease equipment. Mr. Abbott serves as senior member on the Disaster Recovery Committee and the Facilities Committee, and was appointed to the Executive Committee in 2008. Prior to Commonwealth, Mr. Abbott has been active in the commercial lending industry, working primarily on asset-backed transactions for more than 30 years. Mr. Abbott attended St. John’s University.  Mr. Abbott was a founding partner of Westwood Capital LLC in New York, a Senior Vice President for IBJ Schroeder Leasing Corporation and has managed a group specializing in the provision of operating lease finance programs in the high technology sector. Mr. Abbott brings extensive knowledge and experience in leasing and has managed over $1.5 billion of secured transactions. Mr. Abbott is a member of the Equipment Leasing and Finance Association, the National Association of Equipment Leasing Brokers, REISA and the Investment Program Association. Mr. Abbott is a member of the executive committee and the Disaster Recovery Committee.  Mr. Abbott is the husband of Kimberly A. Springsteen-Abbott.

Jay Dugan, age 75, joined Commonwealth in 2002 as Assistant Vice President and Network Administrator, and became a Vice President in December 2002, Senior Vice President in December 2003, and has been Executive Vice President and Chief Technology Officer of the parent and its affiliates since December 2004. Mr. Dugan has also been a director of CCC and CIGF, Inc. since June 2006. Mr. Dugan is responsible for the information technology vision, security, operation and ongoing development, including network configurations, protection of corporate assets and maximizing security and efficiency of information flow. Prior to Commonwealth, Mr. Dugan founded First Securities USA, a FINRA member firm, in 1988 and operated that firm through 1998. From 1999 until 2002, Mr. Dugan was an independent due diligence consultant until he came to Commonwealth to develop that area of the firm. Mr. Dugan attended St. Petersburg College and holds an AS Degree in Computer Networking Technology. Mr. Dugan is a Microsoft Certified Systems Engineer, Microsoft Certified Database Administrator and Comp-Tia Certified Computer Technician. Mr. Dugan is a senior member of the Disaster Recovery Committee, as well as oversight member of the Website Committee.

Peter Daley, age 83, joined Commonwealth in June 2006 as a director. Mr. Daley is an Accredited Senior Appraiser for the discipline of Machinery and Equipment with a specialty in High-Technology for the valuation of computer equipment. Mr. Daley has been in the computer business since 1965, first with IBM as a computer broker/lessor and then with Daley Marketing Corporation (DMC), a firm he founded in July 1980 to publish reports about computer equipment, including “Market Value Reports” and “Residual Value Reports.” In January 2001 Mr. Daley acquired Computer Economics, merged DMC into CEI and in April 2005 sold the IT Management Company and created a new company focused on the fair market value business. Additionally, Mr. Daley remains President of DMC Consulting Group, a separate company that specializes in writing Appraisals, Portfolio Analysis and Property Tax Valuation from Fair Market Value to Residual Value valuations. Mr. Daley has developed a database of “Fair Market Value” equipment values from 1980 to the present, utilizing a variety of reports and publications along with the DMC and CEI Market Value Reports. This database has been successfully used in the valuation of computer equipment in the settlement of a number of Virginia tax cases. He has also previously testified in California, Minnesota, Michigan, New York, and the Virginia Courts as an expert in the field of valuation of computer equipment. Mr. Daley has a full repertoire of lectures, seminars, presentations, and publications that he has conceived and shared with the public. From 1994 to the present he has been writing computer appraisals and reports for Fortune 500 companies. From April 2005 to the present as president of DMC Valuations Group, Mr. Daley has been publishing, both on the web and in print, fair market values, residual values, and manufacturer’s price lists to existing valuation clients around the world. Mr. Daley graduated from Pepperdine University in 1991 with a Masters of Business Administration, and from Cal State Northridge with a Bachelor of Science in Business Administration in 1965. Mr. Daley is also an Accredited Senior Appraiser with the American Society of Appraisers.

James Pruett, age 57, joined Commonwealth in 2002 as an Executive Assistant. Mr. Pruett was named Assistant Vice President and a Compliance Associate in February 2005, Vice President and Compliance Manager in December 2005, Senior Vice President and Compliance Officer of the parent and its affiliates in December 2007.  Mr. Pruett was also named Secretary to the parent’s board of directors in December 2008 and as a Director of Commonwealth Capital Corp. in 2021.  Mr. Pruett is responsible for management of regulatory policies and procedures and internal audit.  Mr. Pruett assists in the management of shareholder records and updates. Mr. Pruett is a member of the Website Committee and the Disaster Recovery Committee.  Prior to joining Commonwealth, Mr. Pruett served as Managing Editor/Associate Publisher for Caliber Entertainment, a publishing and entertainment licensing company. Mr. Pruett’s responsibilities included oversight of production of publishing library, as well as serving as Editor-in-Chief for all publications and additionally served as Media Relations Liaison. Mr. Pruett is a member of the Equipment Leasing and Finance Association.

Brian Doster, age 63, joined Commonwealth Capital Corp. in February 2017.  Mr. Doster is responsible for all legal functions including Federal, State and local compliance, dispute management, transactional documentation and enforcement and general legal matters.  Prior to joining Commonwealth, Mr. Doster was SVP and General Counsel for Checkers Drive-In Restaurants, Inc. in Tampa, FL (1999 – 2014).   Mr. Doster oversaw all legal needs of Checkers during both its public and private ownership, including oversight of domestic and international franchising.  Prior to Checkers Mr. Doster served as General Counsel for Amoco Corporation in Chicago, IL (1985 – 1999).  Mr. Doster provided for the legal needs of its many subsidiaries, including Amoco Oil Company and as GC and Secretary for Omega Oil Company and Whale Oil, Inc.  Mr. Doster obtained his J.D. from the University of Baltimore and BS from Towson University.  Mr. Doster is past President and continues to serve as director of Tampa Family Health Clinics, Inc. and is a past Baldridge Examiner.

Clint Mobley, age 57, joined Commonwealth Capital Corp. in October 2021 a Vice President and Controller. Mr. Mobley is responsible for maintaining operational controls and procedures related to financial reporting, ensuring the accuracy of all data processed through the general ledger and protecting the company’s assets. As the Controller Mr. Mobley is also responsible for analyzing, interpreting and controlling the organization’s accounting and financial records and looking for ways to reduce overall costs without compromising company operations. Mr. Mobley has over thirty plus years of experience in managing back-office financial operations and performance initiatives.  A former two-sport college athlete who believes in teamwork and hard work. Now a disciplined, financial leader with extensive experience in managing accounting and financial operations of a business. Proven track record as a strategic analyst maximizing the effectiveness of existing processes/operations, developing strategies for process improvements and implementing effective, integrated systems, resulting in increased profitability and efficiency. Accomplished as a cross-functional, results-oriented, and proactive team leader on accounting teams for companies ranging from small start-ups to large industry leaders. Excellent problem solving and communication skills. Diverse accounting background working in eight different industries, Retail, Biotech & Pharmaceutical, Consumer Products, Real Estate Software, Computer Hardware & Software, Banking, Market Research and Manufacturing industries. Companies such as Therapeutic Proteins International, LLC.  Nestle USA, with sales in excess of $10 billion, Rosebud Restaurants Inc. Fair Isaac Corporation, with sales in excess of $807M.  ABN AMRO Corporation, Total assets of EUR 560.4 Billion.  Visual Insights, a spin off / start up from Lucent Tech, GEAC/Interealty, annual revenues of $442M, Circle K Company, revenues in excess of $3.6 billion. Information Resources Inc. annual revenue in excess of $376M. Over the years Mr. Mobley has managed teams as small as 3 and as large as 30 full time employees’ direct reports ranging from Clerical members to Accounting Managers. Education, North Central College, Naperville, Illinois, Bachelor in Accounting 1988. Certified Scrum Master, Business Analyst, Six Sigma Green Belt, ITIL 4 and Microsoft Excel Level 3.

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

ENTITY RECEIVING COMPENSATION	TYPE OF COMPENSATION OPERATIONAL AND SALE OR LIQUIDATION STAGES	AMOUNT INCURRED DURING 2022	AMOUNT INCURRED DURING 2021
The General Partner

Equipment Acquisition Fee. The General Partner earned an equipment acquisition fee of 4% of the purchase price of each item of equipment purchased as compensation for the negotiation of the acquisition of the equipment and lease thereof or sale under a conditional sales contract.  For the year ended December 31, 2022, equipment acquisition fees earned by the General Partner for operating and finance leases were approximately $8,000 and $0, respectively.  For the year ended December 31, 2021, equipment acquisition fees earned by the General Partner for operating and finance leases was approximately $1,000 and $0, respectively.

		$8,000	$1,000
The General Partner and its Affiliates	Reimbursable Expenses. The General Partner and its affiliates are entitled to reimbursement by the Partnership for the cost of goods, supplies or services obtained and used by the general partner in connection with the administration and operation of the partnership from third parties unaffiliated with the General Partner. The amounts set forth on this table do not include expenses incurred in the offering of units. For the years ended December 31, 2022 and 2021, the Partnership was charged approximately $97,000 and $120,000 in other LP expense, respectively.	$182,000	$284,000

The General Partner	Debt Placement Fee. As compensation for arranging term debt to finance the acquisition of equipment to the Partnership, a fee equal to one percent of such indebtedness; provided, however, that such fee shall be reduced to the extent the Partnership incurs such fees to third parties unaffiliated with the General Partner or the lender, with respect to such indebtedness. No such fee will be paid with respect to borrowings from the general partner or its affiliates.	$1,000	$-

The General Partner	Equipment Management Fee. A monthly fee equal to the lesser of (a) the fees which would be charged by an independent third party in the same geographic market for similar services and similar equipment or (b) the sum of (i) two percent of the gross lease revenues attributable to equipment subject to full payout net leases which contain net lease provisions and (ii) five percent of the gross lease revenues attributable to equipment subject to operating leases and (iii) two percent of the gross lease revenues attributable to equipment subject to finance leases.	$5,000	$10,000
The General Partner

Equipment Liquidation Fee. With respect to each item of equipment sold by the general partner, a fee equal to the lesser of (i) 50% of the competitive equipment sale commission or (ii) three percent of the sales price for such equipment. The payment of this fee is subordinated to the receipt by the Limited Partners of (i) a return of their capital contributions and 10% annum cumulative return, compounded daily, on adjusted capital contributions and (ii) the net disposition proceeds from such sale in accordance with the Partnership Agreement. Such fee is reduced to the extent any liquidation or resale fees are paid to unaffiliated parties.  During the years ended December 31, 2022 and 2021, the General Partner earned but waived approximately $78 and $1,000 of equipment liquidation fees, respectively.

		$78	$1,000
The General Partner	Partnership Interest and Distribution. The General Partner has a present and continuing one percent interest of $1,000 in the Partnership’s item of income, gain, loss, deduction, credit, and tax preference. In addition, the General Partner receives one percent of Cash Available for Distribution until the Limited Partners have received distributions of Cash Available for Distribution equal to their Capital Contributions plus the 10% Cumulative Return and thereafter, the General Partner will receive 10% of Cash Available for Distribution.	$-	$-

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

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The aggregate fees billed and expected to be billed for the fiscal years ended December 31, 2022 and 2021 for professional services rendered by the Partnership’s independent registered public accounting firm for audit of the Partnership’s annual financial statements and the review of the financial statements included in our Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for that fiscal year, was approximately $74,500 and $71,000, respectively.

AUDIT-RELATED FEES

There were no aggregate fees billed in the fiscal years ended December 31, 2022 and 2021 for assurance and related services by the Partnership’s independent registered public accounting firm that are reasonably related to the performance of the audit or review of the registrant's financial statements and are not reported under the paragraph captioned “Audit Fees.”

TAX FEES

There were no fees billed in the fiscal years ended December 31, 2022 and 2021 for professional services rendered by the Partnership’s independent registered public accounting firm for tax compliance, tax advice and tax planning.

ALL OTHER FEES

There were no aggregate fees billed in the fiscal years ended December 31, 2022 and 2021 for products and services provided by the Partnership’s independent registered public accounting firm, other than the services reported above under other captions of this Item 14.

PRE-APPROVAL POLICIES AND PROCEDURES

All audit related services, tax planning and other services were pre-approved by the Board of Directors of the General Partner, which concluded that the provision of such services by the Partnership’s independent registered public accounting firm was compatible with the maintenance of that firm's independence in the conduct of its auditing functions. The policy of the General Partner provides for pre-approval of these services and all audit related, tax or other services not prohibited under Section 10A(g) of the Securities Exchange Act of 1934, as amended to be performed for us by our independent auditors, subject to the de minimis exception described in Section 10A(i)(1)(B) of the Exchange Act on an annual basis and on individual engagements if minimum thresholds are exceeded.  There were no other fees approved by the Board of Directors of the General Partner or paid by the Partnership, during 2022 and 2021 other than fees related to audit or tax compliance services.

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

SIGNATURES

Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf May 23, 2023 by the undersigned thereunto duly authorized.

COMMONWEALTH INCOME & GROWTH FUND VI

By:	COMMONWEALTH INCOME & GROWTH FUND, INC., General Partner
By:	/s/Kimberly A. Springsteen-Abbott
Kimberly A. Springsteen-Abbott,
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on May 23, 2023:

SIGNATURE	CAPACITY

/s/Kimberly A. Springsteen-Abbott	Chairman, Chief Executive Officer,
Kimberly A. Springsteen-Abbott	Commonwealth Income & Growth Fund, Inc.

/s/Henry J. Abbott	Director, President,
Henry J. Abbott	Commonwealth Income & Growth Fund, Inc.

Commonwealth Income &

Growth Fund VI

Financial Statements

For the years ended December 31, 2022 and 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners

Commonwealth Income & Growth Fund VI

New Port Richey, Florida

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Commonwealth Income & Growth Fund VI (the Partnership) as of December 31, 2022 and 2021, and the related statements of operations, partners’ deficit, and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 1, Liquidity and Going Concern, the Partnership has historically reported recurring negative cash flows and has a working capital deficit at December 31, 2022. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1, Liquidity and Going Concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Impairment of Long-lived Assets

As discussed in Note 2, Long-Lived Assets, once an asset comes off lease or is released, the Partnership reassesses the useful life of an asset. The Partnership evaluates its long-lived assets when events or circumstances indicate that the value of the asset may not be recoverable. The Partnership determines whether impairment exists by estimating the undiscounted cash flows to be generated by each asset. If the estimated undiscounted cash flows are less than the carrying value of the asset then impairment exists. The amount of the impairment is determined based on the difference between the carrying value and the fair value. Fair value is determined based on estimated discounted cash flows to be generated by the asset, third party appraisals, or comparable sales of similar assets, as applicable, based on asset type.

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

Reimbursable Expenses

As discussed in Note 2, Reimbursable Expenses, reimbursable expenses are ongoing operational expenses and fees associated with the allocation of salaries and benefits which are charged to the Partnership by Commonwealth Capital Corp. (CCC) in connection with the administration and operation of the Partnership are allocated to the Partnership based upon several factors including, but not limited to, the number of investors, compliance issues, and the number of existing leases.

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

F-3

To the Partners

Commonwealth Income & Growth Fund VI

(Continued)

•	Tested the calculation of the allocation percentage applied to the Partnership
•	Confirmed that the operational expenses do not include costs of control persons

/s/ Morison Cogen LLP

We have served as the Partnership’s auditors since 2021.

Blue Bell, Pennsylvania

May 23, 2023

Commonwealth Income &

Growth Fund VI

Balance Sheets

	December 31,
	2022	2021

ASSETS
Cash and cash equivalents	$-	$25,372
Lease income receivable, net of reserve of approximately $105,000 at December 31, 2022 and 2021, respectively	32,453	18,589
Other receivables, net of reserve of approximately $0 at December 31, 2022 and December 31, 2021, respectively	25,178	25,178
Prepaid expenses	4,094	1,127
	61,725	70,266

Equipment, at cost	3,232,428	3,027,181
Accumulated depreciation	(2,985,073)	(2,894,524)
	247,355	132,657

Equipment acquisition costs and deferred expenses, net of accumulated amortization of approximately $8,000 and $4,000 at December 31, 2022 and 2021, respectively	10,517	5,851

Total Assets	$319,597	$208,774

LIABILITIES AND PARTNERS' DEFICIT
LIABILITIES
Accounts payable	$149,294	$99,152
Accounts payable, CIGF, Inc., net	329,906	151,505
Accounts payable – Commonwealth Capital Corp., net	61,267	44,063
Unearned lease income	31,645	18,259
Notes payable	87,730	37,356
Total Liabilities	659,843	350,335

COMMITMENTS AND CONTINGENCIES
PARTNERS' DEFICIT
General Partner	1,000	1,000
Limited Partners	(341,248)	(142,561)
Total Partners' Deficit	(340,247)	(141,561)

Total Liabilities and Partners' Deficit	$319,597	$208,774

The accompanying notes are an integral part of these financial statements

Commonwealth Income &

Growth Fund VI

Statements of Operations

	Years ended December 31,
	2022	2021
Revenue
Lease	$152,019	$193,430
Interest and other	199	4,420
Sales and property taxes	7,781	10,717
Gain on sale of equipment	11,777	29,600
Total revenue and gain on sale of equipment	171,776	238,167

Expenses
Operating, excluding depreciation	241,319	291,529
Equipment management fee, General Partner	4,948	9,672
Interest	3,679	2,296
Depreciation	84,336	115,158
Amortization of equipment acquisition costs
and deferred expenses	3,871	3,147
Sales and property taxes	7,781	10,717
Loss on sale of computer equipment	5,322	-
Bad debt expense	19,528	62,643
Total expenses	370,784	495,162

Net Loss	$(199,008)	$(256,995)

Net loss allocated to Limited Partners	$(199,008)	$(256,995)

Net loss per equivalent Limited Partnership unit	$(0.11)	$(0.15)

Weighted average number of equivalent Limited
Partnership units outstanding during the year	1,732,608	1,739,978

see accompanying notes to condensed financial statements

Commonwealth Income &

Growth Fund VI

Statements of Partners' Deficit

	General	Limited
	Partner	Partner	General	Limited
	Units	Units	Partner	Partners	Total
Balance, January 1, 2021	50	1,741,754	$1,000	$114,434	$115,434
Net loss	-	-	-	(256,995)	(256,995)
Redemptions	-	(9,147)	-	-	-
Balance, December 31, 2021	50	1,732,607	$1,000	$(142,561)	$(141,561)
Net loss	-	-	-	(199,008)	(199,008)
Balance, December 31, 2022	50	1,732,607	1,000	(341,570)	(340,570)

The accompanying notes are an integral part of these financial statements

Commonwealth Income &

Growth Fund VI

Statements of Cash Flows

	Years ended December 31,
	2022	2021
Cash flows from operating activities
Net loss	$(199,008)	$(256,995)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	88,772	118,305
Bad debt expense	19,528	62,643
Net gain on sale of equipment	(11,777)	(23,957)
Lease revenue net of interest expense, on notes payable, realized as a result of direct payment of principal to bank by lessee	(33,425)	(31,472)
Changes in assets and liabilities
Lease income receivable	(33,392)	(29,610)
Accounts receivable, Commonwealth Capital Corp., net	-	49,071
Prepaid expenses	(2,967)	1,407
Accounts payable	50,465	22,630
Accounts payable, Commonwealth Capital Corp	17,204
Accounts payable, General Partner	178,401	80,303
Other accrued expenses	-	(6)
Unearned lease income	13,386	1,653
Net cash (used in) provided by operating activities	87,187	(6,028)

Cash flows from investing activities
Capital expenditures	(110,091)	(39,531)
Equipment acquisition fees paid to the General Partner	(7,756)	(1,490)
Net proceeds from the sale of equipment	6,068	36,243
Net cash used in investing activities	(111,779)	(4,778)

Cash flows from financing activities
Finance Fee	(780)	-
Net cash used in financing activities	(780)	-

Net decrease in cash and cash equivalents	(25,372)	(10,806)

Cash and cash equivalents at beginning of year	25,372	36,178

Cash and cash equivalents at end of year	$-	$25,372

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

During the years ended December 31, 2022 and 2021, limited partners redeemed 0 and 9,147 units of partnership interest for a total redemption price of approximately $0 and $0, respectively, in accordance with the terms of the Partnership’s Limited Partnership Agreement (the “Agreement”).

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

Allocations of income and distributions of cash are based on the Agreement. The various allocations under the Agreement prevent any limited partner’s capital account from being reduced below zero and ensure the capital accounts reflect the anticipated sharing ratios of cash distributions, as defined in the Agreement.  During the year ended December 31, 2022 and 2021, there were no limited partner cash distributions.

Liquidity and Going Concern

For the year ended December 31, 2022, the Partnership reported negative cash flow.  At December 31, 2022, the Partnership has a working capital deficit of approximately $598,000. Such factors raise substantial doubt about the Partnership’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

There were no assets or liabilities measured at fair value on a recurring basis at December 31, 2022 and 2021. There were no assets measured on a non-recurring basis at December 31, 2022 and 2021.

Fair Value disclosures of financial instruments

Estimated fair value was determined by management using available market information and appropriate valuation methodologies. However, judgment was necessary to interpret market data and develop estimated fair value. Cash, other receivables, accounts payable and other accrued expenses are carried at amounts which reasonably approximate their fair values as of December 31, 2022 and 2021 due to the immediate or short-term nature of these financial instruments.

The Partnership’s long-term debt consists of notes payable, which are secured by specific equipment and are nonrecourse liabilities of the Partnership. The estimated fair value of this debt at December 31, 2022 and 2021 approximates the carrying value of these instruments, due to the interest rates on this debt approximating current market interest rates.

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

For the years ended December 31, 2022 and 2021, the Partnership’s lease portfolio consisted of operating leases and finance leases. For operating leases, lease revenue is recognized on a straight-line basis in accordance with the terms of the lease agreement.  Finance lease interest income is recorded over the term of the lease using the effective interest method.

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

In March 2022, the FASB issued ASU No. 2022-02, Financial Instruments – Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures.  The amendments in this Update eliminate the accounting guidance for (Troubled Debt Restructurings (TDRs) by creditors in Subtopic 310-40, Receivables—Troubled Debt Restructurings by Creditors, while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. Specifically, rather than applying the recognition and measurement guidance for TDRs, an entity must apply the loan refinancing and restructuring guidance in paragraphs 310-20-35-9 through 35-11 to determine whether a modification results in a new loan or a continuation of an existing loan. For public business entities, the amendments in this Update require that an entity disclose current-period gross writeoffs by year of origination for financing receivables and net investments in leases within the scope of Subtopic 326-20, Financial Instruments—Credit Losses—Measured at Amortized Cost. For entities that have adopted the amendments in Update 2016-13, the amendments in this Update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. For entities that have not yet adopted the amendments in Update 2016-13, the effective dates for the amendments in this Update are the same as the effective dates in Update 2016-13.  The Partnership does not anticipate this update having a material impact to its financial statement upon adoption.  For the years ended December 31, 2022 and 2021, Partnership finance lease revenue subject to CECL represented less than 1% of total lease revenue.

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

Cash and cash equivalents

The Partnership considers cash and cash equivalents to be cash on hand and highly liquid investments with an original maturity of 90 days or less.

At December 31, 2022, cash was held in an account maintained at one financial institution with an aggregate balance of approximately $1,000. Bank accounts are federally insured up to $250,000 by the FDIC. At December 31, 2022 and 2021, the cash balance was approximately as follows:

Balance at December 31,	2022	2021
Total bank balance	$1,000	$31,000
FDIC insured	$(1,000)	$(31,000)
Uninsured amount	$-	$-

The Partnership believes it mitigates the risk of holding uninsured deposits by only depositing funds with major financial institutions. The Partnership has not experienced any losses in our accounts, and believes it is not exposed to any significant credit risk. The amounts in such accounts will fluctuate throughout 2023 due to many factors, including cash receipts, equipment acquisitions, interest rates and distributions to limited partners.

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

The Partnership’s share of the cost of the equipment in which it participates with other partnerships at December 31, 2022 was approximately $2,588,000 and is included in the Partnership’s equipment on its balance sheet. The total cost of the equipment shared by the Partnership with other partnerships at December 31, 2022 was approximately $9,175,000. The Partnership’s share of the outstanding debt associated with this equipment at December 31, 2022 was approximately $63,000 and is included in the Partnership’s notes payable on its balance sheet. The total outstanding debt related to the equipment shared by the Partnership at December 31, 2022 was approximately $221,000.

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

As the Partnership and the other programs managed by the General Partner increase their overall portfolio size, opportunities for shared participation are expected to continue. Sharing in the acquisition of a lease portfolio gives the Partnership an opportunity to acquire additional assets and revenue streams, while allowing the Partnership to remain diversified and reducing its overall risk with respect to one portfolio. Thus, total shared equipment and related debt should continue throughout 2023 as the Partnership continues to acquire equipment for its portfolio.

The following is a schedule of approximate future minimum rentals on operating leases at December 31, 2022:

Years Ended December 31,	Amount
2023	$79,000
2024	64,000
2025	22,000
2026	6,000
2027	3,000
$174,000

4. Significant Customers

Lessees equal to or exceeding 10% of lease revenue:

Years Ended December 31,	2022	2021
Alliant Techsystems, Inc.	45%	56%
Cummins, Inc.	**	10%
Automatic Data Processing, Inc.	**	10%

** Represents less than 10% of lease revenue

Lessees equal to or exceeding 10% of net lease income receivable:

At December 31,	2022	2021
Alliant Techsytems, Inc.	76%	56%
L-3 Communications Holdings, Inc.	**	27%

** Represents less than 10% of lease income receivable

 5. Related Party Transactions

Receivables/Payables

As of December 31, 2022, and 2021, the Partnership’s related party receivables and payables are short term, unsecured and non-interest bearing.  Effective April 2, 2020, CCC agreed to convert approximately $128,000 of the December 31, 2019 related party payables from due on demand to long term. Such payables won't be due until sometime after May 23, 2023. The purpose of this was to help the Partnership with preserving liquidity.

ENTITY	TYPE OF COMPENSATION	AMOUNT	AMOUNT
RECEIVING COMPENSATION	OPERATIONAL AND SALE OR LIQUIDATION STAGES	INCURRED DURING 2022	INCURRED DURING 2021
The General Partner	Equipment Acquisition Fee. The General Partner earned an equipment acquisition fee of 4% of the purchase price of each item of equipment purchased as compensation for the negotiation of the acquisition of the equipment and lease thereof or sale under a conditional sales contract. For the year ended December 31, 2022, equipment acquisition fees earned by the General Partner for operating and finance leases were approximately $8,000. For the year ended December 31, 2021, equipment acquisition fees earned by the General Partner for operating and finance leases was approximately $1,000.	$8,000	$1,000
The General Partner and its Affiliates	Reimbursable Expenses. The General Partner and its affiliates are entitled to reimbursement by the Partnership for the cost of goods, supplies or services obtained and used by the general partner in connection with the administration and operation of the partnership from third parties unaffiliated with the General Partner. The amounts set forth on this table do not include expenses incurred in the offering of units. For the years ended December 31, 2022 and 2021, the Partnership was charged approximately $97,000 and $120,000 in other LP expense, respectively.	$182,000	$284,000

The General Partner	Debt Placement Fee. As compensation for arranging term debt to finance the acquisition of equipment to the Partnership, a fee equal to one percent of such indebtedness; provided, however, that such fee shall be reduced to the extent the Partnership incurs such fees to third parties unaffiliated with the General Partner or the lender, with respect to such indebtedness. No such fee will be paid with respect to borrowings from the general partner or its affiliates.	$1,000	$-

The General Partner	Equipment Management Fee. A monthly fee equal to the lesser of (a) the fees which would be charged by an independent third party in the same geographic market for similar services and similar equipment or (b) the sum of (i) two percent of the gross lease revenues attributable to equipment subject to full payout net leases which contain net lease provisions and (ii) five percent of the gross lease revenues attributable to equipment subject to operating leases and (iii) two percent of the gross lease revenues attributable to equipment subject to finance leases.	$5,000	$10,000
The General Partner

Equipment Liquidation Fee. With respect to each item of equipment sold by the general partner, a fee equal to the lesser of (i) 50% of the competitive equipment sale commission or (ii) three percent of the sales price for such equipment. The payment of this fee is subordinated to the receipt by the Limited Partners of (i) a return of their capital contributions and 10% annum cumulative return, compounded daily, on adjusted capital contributions and (ii) the net disposition proceeds from such sale in accordance with the Partnership Agreement. Such fee is reduced to the extent any liquidation or resale fees are paid to unaffiliated parties. During the years ended December 31, 2022 and 2021, the General Partner earned but waived approximately $78 and $1,000 of equipment liquidation fees, respectively.

		$78	$1,000
The General Partner	Partnership Interest and Distribution. The General Partner has a present and continuing one percent interest of $1,000 in the Partnership’s item of income, gain, loss, deduction, credit, and tax preference. In addition, the General Partner receives one percent of Cash Available for Distribution until the Limited Partners have received distributions of Cash Available for Distribution equal to their Capital Contributions plus the 10% Cumulative Return and thereafter, the General Partner will receive 10% of Cash Available for Distribution.	$-	$-

6. Notes Payable

Notes payable consisted approximately of the following:

	December 31, 2022	December 31, 2021
Installment note payable to bank; interest rate of 4.14%, due in monthly installments of $705, including interest, with final payment in August 2024	14,000	21,000
Installment note payable to bank; interest rate of 5.00%, due in monthly installments of $493, including interest, with final payment in November 2024	11,000	16,000
Installment note payable to bank; interest rate of 6.21%, due in monthly installments of $2,213.44, including interest, with final payment in June 2024	38,000	-
Installment note payable to bank; interest rate of 5.50%, due in monthly installments of $531, including interest, with final payment in May 2027	25,000	-
	$88,000	$37,000

The notes are secured by specific equipment with a carrying value of approximately $128,000 and are nonrecourse liabilities of the Partnership. As such, the notes do not contain any financial debt covenants with which we must comply on either an annual or quarterly basis. Aggregate approximate payments of notes payable for each of the periods subsequent to December 31, 2022 are as follows:

Years Ended December 31,	Amount
2023	44,000
2024	29,000
2025	6,000
2026	6,000
2027	3,000
$88,000

7. Supplemental Cash Flow Information

No interest or principal on notes payable was paid by the Partnership during 2022 and 2021 because direct payment was made by lessee to the bank in lieu of collection of lease income and payment of interest and principal by the Partnership.

Other noncash activities included in the determination of net loss are as follows:

Years Ended December 31,	2022	2021
Lease revenue net of interest expense on notes payable realized as a result of direct payment of principal by lessee to bank	$33,425	$31,472

Noncash investing and financing activities approximately include the following:

Years Ended December 31,	2022	2021
Debt assumed in connection with purchase of equipment	$84,000	$-

During the years ended December 31, 2022 and 2021, the Partnership wrote-off fully amortized acquisition and finance fees of approximately $9,000 and $12,000, respectively.

During the years ended December 31, 2022 and 2021 the Partnership wrote-off fully depreciated assets of approximately $0 and $0, respectively.

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

9. Reconciliation of Amounts Reported for Financial Reporting Purposes to Amounts on the Federal Partnership Return (Unaudited)

The tax basis of the Partnership’s net assets and liabilities vary from the amounts presented in these financial statements at December 31, 2022 and 2021 as follows:

Years Ended December 31,	2022	2021
Tax basis of net assets (unaudited)	$(1,296,743)	$(976,517)
Financial statement basis of net assets	(397,359)	(141,561)
Difference (unaudited)	$(899,384)	$(834,329)

The primary differences between the tax basis of net assets and the amounts recorded in the financial statements are the result of differences in accounting for impairment losses, syndication costs and differences between the depreciation methods used in the financial statements and the Partnership’s tax returns (unaudited).

Years ended December 31,	2022	2021
Net loss for financial reporting purposes to loss income	$(199,008)	$(256,995)
Gain (loss) on sale of equipment	(5,564)	1,016
Depreciation	(117,422)	46,574
Amortization	(11,619)	(15,590)
Unearned lease income	13,386	1,653
Penalties	188	294
Bad debt recovery	-	-
*Other	87	54,544
Taxable (loss) income on the Federal Partnership return (unaudited)	$(319,952)	$(168,504)

*Other- includes financial statement adjustments that will be reflected on the tax return in the subsequent year.

