Form 10-Q
period 2023-03-31
Commonwealth Income & Growth Fund VI
filed 2023-06-23
CIK 1351901

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2023

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

FORM 10-Q

March 31, 2023

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Commonwealth Income & Growth Fund VI
Condensed Balance Sheets (unaudited)

	March 31,	December 31,
	2023	2022
ASSETS
Cash and cash equivalents	$-	$-
Lease income receivable, net of reserve of approximately $81,000 and $105,000 at March 31, 2023 and December 31, 2022, respectively	17,548	32,453
Other receivables	25,178	25,178
Prepaid expenses	1,157	4,094
Assets Current	43,883	61,725

Equipment, at cost	3,232,378	3,232,428
Accumulated depreciation	(3,008,298)	(2,985,073)
Property Plant and equipment	224,080	247,355

Equipment acquisition costs and deferred expenses, net of accumulated amortization of approximately $9,000 and $8,000 at March 31, 2023 and December 31, 2022, respectively	9,268	10,517

Total Assets	$277,231	$319,597

LIABILITIES AND PARTNERS' DEFICIT
LIABILITIES
Accounts payable	$78,971	$90,617
Accounts payable, CIGF, Inc., net	434,842	384,658
Accounts Payable - CCC, Inc - related parties, net	15,513	65,517
Unearned lease income	16,950	31,645
Notes payable	77,016	87,730
Total Liabilities	623,292	660,167

COMMITMENTS AND CONTINGENCIES
PARTNERS' DEFICIT
General Partner	1,000	1,000
Limited Partners	(347,061)	(341,570)
Total Partners' Deficit	(346,061)	(340,570)

Total Liabilities and Partners' Deficit	$277,231	$319,597

See accompanying notes to these condensed financial statements

Commonwealth Income & Growth Fund VI
Condensed Statements of Operations
(unaudited)
	Three months ended March 31,
	2023	2022

Revenue
Lease	$53,144	$33,415
Interest and other	22	-
Sales and property taxes	1,877	927
Gain on sale of equipment	-	8,153
Total revenue and gain on sale of equipment	55,043	42,495

Expenses
Operating, excluding depreciation	55,118	49,974
Equipment management fee, General Partner	1,623	-
Interest	1,164	409
Depreciation	23,225	15,913
Amortization of equipment acquisition costs and deferred expenses	1,248	577
Sales and property taxes	1,877	927
Bad debt Expense (Recovery)	(23,721)	-
Total expenses	60,534	67,800

Net loss	$(5,491)	$(25,305)

Net loss allocated to Limited Partners	$(5,491)	$(25,305)

Net loss per equivalent Limited Partnership unit	$(0.00)	$(0.01)

Weighted average number of equivalent Limited Partnership units outstanding during the period	1,732,607	1,732,607

See accompanying notes to these condensed financial statements

Commonwealth Income & Growth Fund VI
Condensed Statement of Partners' Deficit
For the three months ended March 31, 2023 and 2022
(unaudited)

	General	Limited
	Partner	Partner	General	Limited
	Units	Units	Partner	Partners	Total
Balance, January 1, 2023	50	1,732,607	$1,000	$(341,570)	$(340,570)
Net loss	-	-	-	(5,491)	(5,491)
Balance, March 31, 2023	50	1,732,607	$1,000	$(347,061)	$(346,061)

	General	Limited
	Partner	Partner	General	Limited
	Units	Units	Partner	Partners	Total
Balance, January 1, 2022	50	1,732,607	$1,000	$(142,561)	$(141,562)
Net loss	-	-	-	(25,305)	(25,305)
Balance, March 31, 2022	50	1,732,607	$1,000	$(167,866)	$(166,867)

See accompanying notes to these condensed financial statements

Commonwealth Income & Growth Fund VI
Condensed Statements of Cash Flows
(unaudited)

	Three months ended March 31,
	2023	2022

Net cash used in operating activities	$-	$(5,696)

Cash flows from investing activities
Net proceeds from the sale of equipment	-	2,510
Net cash provided by investing activities	-	2,510

Cash flows from financing activities
Redemptions	-	-
Net cash used in financing activities	-	-

Net (decrease) increase in cash and cash equivalents	-	(3,186)

Cash and cash equivalents at beginning of the period	-	25,372

Cash and cash equivalents at end of the period	$-	$22,185

See accompanying notes to these condensed financial statements

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

Liquidity and Going Concern

For the quarter ended March 31, 2023, the Partnership did not generate any cash flow from operations.  At March 31, 2023, the Partnership has a working capital deficit of approximately $579,000. Such factors raise substantial doubt about the Partnership’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The financial information presented as of any date other than December 31, 2022 has been prepared from the books and records without audit. The following unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Financial information as of December 31, 2022 has been derived from the audited financial statements of the Partnership, but does not include all disclosures required by generally accepted accounting principles to be included in audited financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated, have been included. Operating results for the three months ended March 31, 2023 are not necessarily indicative of financial results that may be expected for the full year ended December 31, 2023.

Disclosure of Fair Value Financial Instruments

Estimated fair value was determined by management using available market information and appropriate valuation methodologies. However, judgment was necessary to interpret market data and develop estimated fair value. Receivables, accounts payable and accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values as of March 31, 2023 and December 31, 2022 due to the short-term nature of these financial instruments.

The Partnership’s long-term debt consists of notes payable, which are secured by specific equipment and are nonrecourse liabilities of the Partnership. The estimated fair value of this debt at March 31, 2023 and December 31, 2022 approximates the carrying value of these instruments, due to the interest rates on the debt approximating current market interest rates. The Partnership classifies the fair value of its notes payable within Level 2 of the valuation hierarchy based on the observable inputs used to estimate fair value.

Cash and cash equivalents

At March 31, 2023, cash and cash equivalents were held in one account maintained at one financial institution with an aggregate balance of approximately $400. Bank accounts are federally insured up to $250,000 by the FDIC. At March 31, 2023, the total cash balance was as follows:

At March 31, 2023	Balance
Total bank balance	$400
FDIC insured	(400)
Uninsured amount	$-

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

Reclassification

Certain reclassifications were made to the reported amounts in these condensed financial statements as of December 31, 2022 to conform to the presentation as of March 31, 2023.

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

In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, which amends and clarifies several provisions of Topic 326. In May 2019, the FASB issued ASU 2019-05, Financial Instruments-Credit Losses (Topic 326): Targeted Transition Relief, which amends Topic 326 to allow the fair value option to be elected for certain financial instruments upon adoption. ASU 2019-10 extended the effective date of ASU 2016-13 for the Partnership until fiscal year beginning after December 15, 2022.

In March 2022, the FASB issued ASU No. 2022-02, Financial Instruments – Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures.  The amendments in this Update eliminate the accounting guidance for (Troubled Debt Restructurings (TDRs) by creditors in Subtopic 310-40, Receivables—Troubled Debt Restructurings by Creditors, while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. Specifically, rather than applying the recognition and measurement guidance for TDRs, an entity must apply the loan refinancing and restructuring guidance in paragraphs 310-20-35-9 through 35-11 to determine whether a modification results in a new loan or a continuation of an existing loan. For public business entities, the amendments in this Update require that an entity disclose current-period gross writeoffs by year of origination for financing receivables and net investments in leases within the scope of Subtopic 326-20, Financial Instruments—Credit Losses—Measured at Amortized Cost. For entities that have adopted the amendments in Update 2016-13, the amendments in this Update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. For entities that have not yet adopted the amendments in Update 2016-13, the effective dates for the amendments in this Update are the same as the effective dates in Update 2016-13.  The Partnership adopted this new guidance, including the subsequent updates to Topic 326, on January 1, 2023 and the adoption did not have a material impact to its financial statement.  For the three months ended March 31, 2023, Partnership finance lease revenue subject to CECL represented less than 1% of total lease revenue.

3. Information Technology, Medical Technology, Telecommunications Technology, Inventory Management and Other Business-Essential Capital Equipment (“Equipment”)

The Partnership is the lessor of equipment under leases with periods that generally will range from 12 to 48 months. In general, associated costs such as repairs and maintenance, insurance and property taxes are paid by the lessee.

Gains or losses from the sale of equipment are recognized when the lease is modified and terminated concurrently.  Gain from sale of equipment included in lease revenue for the three months ended March 31, 2023 and 2022 was approximately $0 and $8,000, respectively.

CCC, on behalf of the Partnership and on behalf of other affiliated companies and partnerships (“partnerships”), acquires equipment subject to associated debt obligations and lease agreements and allocates a participation in the cost, debt and lease revenue to the various companies based on certain risk factors.

The Partnership’s share of the cost of the equipment in which it participates with other partnerships at March 31, 2023 was approximately $2,469,000 and is included in the Partnership’s equipment on its balance sheet. The total cost of the equipment shared by the Partnership with other partnerships at March 31, 2023 was approximately $8,936,000. The Partnership’s share of the outstanding debt associated with this equipment at March 31, 2023 was approximately $56,000 and is included in the Partnership’s notes payable on its balance sheet. The total outstanding debt related to the equipment shared by the Partnership at March 31, 2023 was approximately $199,000.

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

The following is a schedule of approximate future minimum rentals on non-cancelable operating leases:

Periods Ended December 31,	Amount
Nine months ended December 31, 2023	$65,000
Year ended December 31, 2024	64,000
Year ended December 31, 2025	22,000
Year ended December 31, 2026	6,000
Year ended December 31, 2027	3,000
$160,000

The Partnership is scheduled to terminate on December 31, 2023.  CCC will assume the rights to the remaining active leases and their related remaining revenue stream through their termination.

4. Related Party Transactions

Receivables/Payables

As of March 31, 2023 and December 31, 2022, the Company’s related party receivables and payables are short term, unsecured and non-interest bearing.

Three months ended March 31,	2023	2022

Reimbursable expenses

The General Partner and its affiliates are entitled to reimbursement by the Partnership for the cost of goods, supplies or services obtained and used by the General Partner in connection with the administration and operation of the Partnership from third parties unaffiliated with the General Partner. In addition, the General Partner and its affiliates are entitled to reimbursement of certain expenses incurred by the General Partner and its affiliates in connection with the administration and operation of the Partnership.  For the three months ended March 31, 2023 and 2022, the Partnership was charged approximately $25,000 and $24,000 in Other LP expense, respectively.

	$38,000	$48,000
Equipment acquisition fee
The General Partner earned an equipment acquisition fee of 4% of the purchase price of each item of equipment purchased as compensation for the negotiation of the acquisition of the equipment and lease thereof or sale under a conditional sales contract.	$-	$-

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

	$2,000	$2,000
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

	$-	$78

5. Notes Payable

Notes payable consisted of the following approximate amounts:

	March 31, 2023	December 31, 2022
Installment note payable to bank; interest rate of 4.14%, due in monthly installments of $705, including interest, with final payment in August 2024	12,000	14,000
Installment note payable to bank; interest rate of 5.00%, due in monthly installments of $493, including interest, with final payment in November 2024	9,000	11,000
Installment note payable to bank; interest rate of 6.21%, due in monthly installments of $2,213.44, including interest, with final payment in June 2024	32,000	38,000
Installment note payable to bank; interest rate of 5.50%, due in monthly installments of $531, including interest, with final payment in May 2027	24,000	25,000
	$77,000	$88,000

The notes are secured by specific equipment with a carrying value of approximately $113,000 and are nonrecourse liabilities of the Partnership. As such, the notes do not contain any financial debt covenants with which the Partnership must comply on either an annual or quarterly basis. Aggregate approximate maturities of notes payable for each of the periods subsequent to March 31, 2023 are as follows:

Amount
Nine months ended December 31, 2023	$33,000
Year ended December 31, 2024	29,000
Year ended December 31, 2025	6,000
Year ended December 31, 2026	6,000
Year ended December 31, 2027	3,000
$77,000

The Partnership is scheduled to terminate on December 31, 2023.  CCC will assume the obligation and rights to the remaining notes payable and its related secured equipment as described above through their termination.

6. Supplemental Cash Flow Information

No interest or principal on notes payable was paid by the Partnership during 2023 and 2022 because direct payment was made by lessee to the bank in lieu of collection of lease income and payment of interest and principal by the Partnership.

Other noncash activities included in the determination of net loss are as follows:

Three months ended March 31,	2023	2022
Lease revenue net of interest expense on notes payable realized as a result of direct payment of principal by lessee to bank	$11,000	$3,000

7. Commitments and Contingencies

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

Readers are also directed to other risks and uncertainties discussed in other documents we file with the SEC, including, without limitation, those discussed in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the SEC. We undertake no obligation to update or revise any forward-looking information, whether as a result of new information, future developments or otherwise.

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

The Equipment Leasing and Finance Association’s (ELFA) Monthly Leasing and Finance Index (MLFI-25), which reports economic activity from 25 companies representing a cross section of the $1 trillion equipment finance sector, showed their overall new business volume for March was $10.4 billion, down 2 percent year-over-year from new business volume in March 2022. Volume was up 32 percent from $7.9 billion in February. Year-to-date, cumulative new business volume was up 4 percent compared to 2022.

Receivables over 30 days were 1.9 percent, up from 1.8 percent the previous month and up from 1.5 percent in the same period in 2022. Charge-offs were 0.32 percent, unchanged from the previous month and up from 0.10 percent in the year-earlier period.

Credit approvals totaled 75.3, down from 75.7 percent in February. Total headcount for equipment finance companies was down 4.6 percent year-over-year.

Separately, the Equipment Leasing & Finance Foundation’s Monthly Confidence Index (MCI-EFI) in April is 47.0, a decrease from the March index of 50.3.

ELFA President and CEO Ralph Petta said, “While originations for the month are strong—in the face of a persistently high interest rate and inflationary environment—the metrics that bear monitoring deal with portfolio quality. Delinquencies and losses are up compared to the same period last year, indicating a potential softness in the economy that is making it more difficult for lessees to honor their lease and financing obligations.”

Linda Redding, Head of Equipment Finance, J.P. Morgan Commercial Banking, said, “Despite continued economic uncertainty, rising interest rates and other challenges, the equipment finance industry remains resilient, as seen in the increase in cumulative new business volume in the first quarter. The industry continues to demonstrate its viability throughout economic cycles, as there is a consistent need for companies of all industries and sizes to invest in equipment. Times of economic uncertainty can even create unique opportunities for the equipment finance industry, as its flexible solutions can allow businesses to preserve strong liquidity and cash positions when they need them most.”

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

Through March 31, 2023, the Partnership’s lease portfolio consisted of operating leases. For operating leases, lease revenue is recognized on a straight-line basis in accordance with the terms of the lease agreement.

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

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash

The Partnership did not have a primary source of cash for the three months ended March 31, 2023.  Our primary source of cash for the three months ended March 31, 2022 was cash provided by net proceeds from the sale of computer equipment of approximately $3,000.

Cash was used in operating activities for the three months ended March 31, 2023 of approximately $0, which includes net loss of approximately $5,500 and depreciation and amortization expenses of approximately $24,000.  Other noncash activities included in the determination of operating activities include direct payments to banks by lessees of approximately $11,000.  Cash was used in operating activities for the three months ended March 31, 2022 of approximately $6,000, which includes net loss of approximately $25,000 and depreciation and amortization expenses of approximately $16,000.  Other noncash activities included in the determination of operating activities include direct payments to banks by lessees of approximately $3,000.

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

At March 31, 2023, cash and cash equivalents were held in one account maintained at one financial institution with an aggregate balance of approximately $400. Bank accounts are federally insured up to $250,000 by the FDIC. At March 31, 2023, the total cash balance was as follows:

At March 31, 2023	Balance
Total bank balance	$400
FDIC insured	(400)
Uninsured amount	$-

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

The Partnership’s investment strategy of acquiring equipment and generally leasing it under triple-net leases to operators who generally meet specified financial standards minimizes our operating expenses.  As of March 31, 2023, the Partnership had future minimum rentals on operating leases of approximately $65,000 for the balance of the year ending December 31, 2023 and approximately $95,000 thereafter.

As of March 31, 2023, our non-recourse debt was approximately $77,000 with interest rates ranging from 4.14% to 6.21% and will be payable through May 2027.  The Partnership is scheduled to terminate on December 31, 2023.  CCC will assume the obligation and rights to the remaining notes payable and its related secured equipment through their termination.

The Partnership was originally scheduled to end its operational phase on December 31, 2018.  During the year ended December 31, 2018, the operational phase was officially extended to December 31, 2021 through an investor proxy vote. The Partnership is expected to terminate on December 31, 2023.

RESULTS OF OPERATIONS

Three months ended March 31, 2023 compared to three months ended March 31, 2022

Lease Revenue

Our lease revenue increased to approximately $53,000 for the three months ended March 31, 2023, from approximately $33,000 for the three months ended March 31, 2022. The Partnership had 14 and 12 active operating leases for the three months ended March 31, 2023 and 2022, respectively.  This increase in lease revenue is primarily due to a lower number of lease agreements ending versus new lease agreements being acquired.  Management expects to add new leases to the Partnership’s portfolio throughout 2023, primarily through debt financing.

Sale of Equipment

For the three months ended March 31, 2023, the Partnership sold fully depreciated equipment with a net book value of approximately $0 for a net gain of approximately $0.  This compares to the three months ended March 31, 2022, when the Partnership sold fully depreciated equipment with a net book value of approximately $0 for a net gain of approximately $8,000.

Operating Expenses

Our operating expenses, excluding depreciation, primarily consist of accounting and legal fees, outside service fees and reimbursement of expenses to CCC for administration and operation of the Partnership.  These expenses increased to approximately $55,000 for the three months ended March 31, 2023, from approximately $50,000 for the three months ended March 31, 2022. This increase is primarily attributable to an increase in accounting fees of approximately $12,000 and a decrease in temporary services expenses of approximately $6,000.

Equipment Management Fees

We pay an equipment management fee to our general partner for managing our equipment portfolio. The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases and approximately 2% of the gross lease revenue attributable to equipment that is subject to direct financing leases. The equipment management fee was approximately $2,000 for the three months ended March 31, 2023 and approximately $2,000 for the three months ended March 31, 2022, which is consistent with the lease revenue.

Depreciation and Amortization Expense

Depreciation and amortization expenses consist of depreciation on equipment and amortization of equipment acquisition fees.  These expenses increased to approximately $24,000 for the three months ended March 31, 2023, from approximately $16,000 for the three months ended March 31, 2022.  This increase was due to the lower frequency in the termination of leases and equipment being fully depreciated as compared to the acquisition of new leases for the three months ended March 31, 2023.

Net Loss

For the three months ended March 31, 2023, we recognized revenue of approximately $55,000 and expenses of approximately $60,500 resulting in net loss of approximately $5,500.  For the three months ended March 31, 2022, we recognized revenue of approximately $42,500 and expenses of approximately $67,800 resulting in net loss of approximately $25,000.   This change in net loss is due to the changes in revenue and expenses as described above.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

N/A

Item 4. Controls and Procedures

The Company’s management, with the participation of the Company’s Principal Executive Officer and Principal Financial and Accounting Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on such evaluation, the Company’s Principal Executive Officer and Principal Financial and Accounting Officer have concluded that, as of the end of such period covered by this Quarterly Report, the Company’s disclosure controls and procedures were temporarily rendered non-effective to provide reasonable assurance that information that it is required to disclose in reports that the Company files with the SEC is recorded, processed, summarized and reported within the time periods specified by the Exchange Act rules and regulations due to the reasons set forth below.

During the period covered by this report, management determined the filing delay of financial information for the period was a result of a contractual dispute with a third-party financial vendor which provides information necessary for completion of audit process for the filing of the 10K, which thereby resulted in the delay of the 10Q.  Specifically, we were unable to conduct a timely reconciliation of all accounts until resolution of the aforesaid dispute.  As a result, we have concluded that our internal control over financial reporting was not effective for this period.  We have taken steps to remediate this issue and improve our internal control over financial reporting.  However, we cannot assure you that these steps will be successful or that we will not identify additional material weaknesses in the future.

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