Form 10-Q
period 2023-09-30
Commonwealth Income & Growth Fund VI
filed 2023-11-14
CIK 1351901

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023 or

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

FORM 10-Q

SEPTEMBER 30, 2023

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Commonwealth Income & Growth Fund VI
Condensed Balance Sheets (unaudited)

	September 30,	December 31,
	2023	2022
ASSETS
Cash and cash equivalents	-	-
Lease income receivable, net of reserve of approximately $61,000 and $105,000 September 30, 2023 and December 31, 2022	27,227	32,453
Accounts receivable, Commonwealth Capital Corp., net of accounts payable of approximately $189,000 and $0 at September 30, 2023 and December 31, 2022, respectively	38,830	-
Other receivables	25,178	25,178
Prepaid expenses	2,083	4,094
	93,317	61,725

Equipment, at cost	3,038,646	3,232,428
Accumulated depreciation	(2,873,910)	(2,985,073)
	164,736	247,355

Equipment acquisition costs and deferred expenses, net of accumulated amortization of approximately $12,000 and $8,000 at September 30, 2023 and December 31, 2022, respectively	6,730	10,517

Total Assets	$264,783	$319,597

LIABILITIES AND PARTNERS' Deficit
LIABILITIES
Accounts payable	134,084	90,617
Accounts payable, CIGF, Inc., related party, net	501,386	384,658
Accounts Payable - CCC, Inc - related party, net	-	65,517
Unearned lease income	16,950	31,645
Notes payable	55,238	87,730
Total Liabilities	707,659	660,167

COMMITMENTS AND CONTINGENCIES
PARTNERS' Deficit
General Partner	1,000	1,000
Limited Partners	(443,876)	(341,570)
Total Partners' Deficit	(442,876)	(340,570)

Total Liabilities and Partners' Deficit	$264,783	$319,597

See accompanying notes to these condensed financial statements

Commonwealth Income & Growth Fund VI
Condensed Statements of Operations
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022

Revenue
Lease	$29,449	$38,129	$126,213	$96,547
Interest and other	4,445	31	8,368	199
Sales and property taxes	2,563	3,317	6,644	5,532
Gain on sale of equipment	7,500	-	18,792	10,996
Total revenue and gain on sale of equipment	43,957	41,477	160,017	113,274

Expenses
Operating, excluding depreciation	73,619	60,696	201,361	188,032
Equipment management fee, General Partner	1,859	1,976	8,964	3,561
Interest	863	1,084	3,042	1,866
Depreciation	26,407	19,500	82,568	52,467
Amortization of equipment acquisition costs and deferred expenses	1,270	799	3,787	1,855
Sales and property taxes	2,563	3,317	6,644	5,532
Bad Debt Recovery	-	-	(43,721)	-
Loss on sale of equipment	-	2,800	-	-
Total expenses	106,580	90,172	262,644	253,313

Net loss	$(62,623)	$(48,695)	$(102,627)	$(140,039)

Net loss allocated to Limited Partners	$(62,623)	$(48,695)	$(102,627)	$(140,039)

Net loss per equivalent Limited Partnership unit	$(0.04)	$(0.03)	$(0.06)	$(0.08)

Weighted average number of equivalent Limited Partnership units outstanding during the period	1,731,358	1,732,607	1,731,985	1,732,607

See accompanying notes to these condensed financial statements

Commonwealth Income & Growth Fund VI
Condensed Statement of Partners' Capital
For the nine months ended September 30, 2023 and 2022
(unaudited)

	General	Limited
	Partner	Partner	General	Limited
	Units	Units	Partner	Partners	Total
Balance, January 1, 2023	50	1,732,607	$1,000	$(341,570)	$(340,570)
Net loss	-	-	-	(5,491)	(5,491)
Balance, March 31, 2023	50	1,732,607	$1,000	$(347,061)	$(346,061)
Net loss	-	-	-	(34,514)	(34,514)
Redemptions	-	(1,250)	-	-	-
Balance, June 30, 2023	50	1,731,357	$1,000	$(381,253)	$(380,253)
Net loss	-	-	-	(62,623)	(62,623)
Balance, September 30, 2023	50	1,731,357	$1,000	$(443,876)	$(442,876)

	General	Limited
	Partner	Partner	General	Limited
	Units	Units	Partner	Partners	Total
Balance, January 1, 2022	50	1,732,607	$1,000	$(142,562)	$(141,562)
Net loss	-	-	-	(25,305)	(25,305)
Balance, March 31, 2022	50	1,732,607	$1,000	$(167,867)	$(166,867)
Net loss	-	-	-	(66,039)	(66,039)
Balance, June 30, 2022	50	1,732,607	$1,000	$(233,906)	$(232,906)
Net loss	-	-	-	(48,695)	(48,695)
Balance, September 30, 2022	50	1,732,607	$1,000	$(282,601)	$(281,601)

See accompanying notes to these condensed financial statements

Commonwealth Income & Growth Fund VI
Condensed Statements of Cash Flows
(unaudited)

	Nine months ended September 30,
	2023	2022

Net cash (used in) provided by operating activities	$(18,793)	$9,745

Cash flows from investing activities
Capital expenditures	-	(36,505)
Equipment acquisition fees paid to General Partner	-	(3,464)
Net proceeds from the sale of equipment	18,793	5,353
Net cash provided by (used in) investing activities	18,793	(34,616)

Cash flows from financing activities
Equipment acquisition finance fee	-	(501)
Net cash used in financing activities	-	(501)

Net decrease in cash and cash equivalents	-	(25,372)

Cash and cash equivalents at beginning of the period	-	25,372

Cash and cash equivalents at end of the period	$-	$-

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

The Partnership’s General Partner is Commonwealth Income & Growth Fund, Inc. (the “General Partner”), a Pennsylvania corporation which is an indirect wholly owned subsidiary of CCC.  CCC is a member of the Institute for Portfolio Alternatives (“IPA”) and the Equipment Leasing and Finance Association (“ELFA”).  The General Partner anticipates the dissolution depending on circumstances to be December 31, 2024.

Liquidity and Going Concern

For the quarter ended September 30, 2023, the Partnership incurred a negative cash flow.  At September 30, 2023, the Partnership has a working capital deficit of approximately $614,000. Such factors raise substantial doubt about the Partnership’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The financial information presented as of any date other than December 31, 2022 has been prepared from the books and records without audit. The following unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Financial information as of December 31, 2022 has been derived from the audited financial statements of the Partnership, but does not include all disclosures required by generally accepted accounting principles to be included in audited financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated, have been included. Operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of financial results that may be expected for the full year ended December 31, 2023.

Disclosure of Fair Value Financial Instruments

Estimated fair value was determined by management using available market information and appropriate valuation methodologies. However, judgment was necessary to interpret market data and develop estimated fair value. Receivables, accounts payable and accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values as of September 30, 2023 and December 31, 2022 due to the short-term nature of these financial instruments.

The Partnership’s long-term debt consists of notes payable, which are secured by specific equipment and are nonrecourse liabilities of the Partnership. The estimated fair value of this debt at September 30, 2023 and December 31, 2022 approximates the carrying value of these instruments, due to the interest rates on the debt approximating current market interest rates. The Partnership classifies the fair value of its notes payable within Level 2 of the valuation hierarchy based on the observable inputs used to estimate fair value.

Cash and cash equivalents

At September 30, 2023, cash and cash equivalents were held in one account maintained at one financial institution with an aggregate balance of approximately $300. Bank accounts are federally insured up to $250,000 by the FDIC. At September 30, 2023, the total cash balance was as follows:

At September 30, 2023	Balance
Total bank balance	$300
FDIC insured	(300)
Uninsured amount	$-

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

In March 2022, the FASB issued ASU No. 2022-02, Financial Instruments – Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures.  The amendments in this Update eliminate the accounting guidance for (Troubled Debt Restructurings (TDRs) by creditors in Subtopic 310-40, Receivables—Troubled Debt Restructurings by Creditors, while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. Specifically, rather than applying the recognition and measurement guidance for TDRs, an entity must apply the loan refinancing and restructuring guidance in paragraphs 310-20-35-9 through 35-11 to determine whether a modification results in a new loan or a continuation of an existing loan. For public business entities, the amendments in this Update require that an entity disclose current-period gross writeoffs by year of origination for financing receivables and net investments in leases within the scope of Subtopic 326-20, Financial Instruments—Credit Losses—Measured at Amortized Cost. For entities that have adopted the amendments in Update 2016-13, the amendments in this Update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. For entities that have not yet adopted the amendments in Update 2016-13, the effective dates for the amendments in this Update are the same as the effective dates in Update 2016-13.  The Partnership adopted this new guidance, including the subsequent updates to Topic 326, on January 1, 2023 and the adoption did not have a material impact to its financial statement.  For the three and nine months ended September 30, 2023, Partnership finance lease revenue subject to CECL represented less than 1% of total lease revenue.

3. Information Technology, Medical Technology, Telecommunications Technology, Inventory Management and Other Business-Essential Capital Equipment (“Equipment”)

The Partnership is the lessor of equipment under leases with periods that generally will range from 12 to 48 months. In general, associated costs such as repairs and maintenance, insurance and property taxes are paid by the lessee.

Gains or losses from the sale of equipment are recognized when the lease is modified and terminated concurrently.  Gain (loss) from sale of equipment included in revenue for the three months ended September 30, 2023 and 2022 was approximately $7,500 and $(3,000), respectively.  Gain from sale of equipment included in revenue for the nine months ended September 30, 2023 and 2022, was approximately $19,000 and $11,000, respectively.

CCC, on behalf of the Partnership and on behalf of other affiliated companies and partnerships (“partnerships”), acquires equipment subject to associated debt obligations and lease agreements and allocates a participation in the cost, debt and lease revenue to the various companies based on certain risk factors.

The Partnership’s share of the cost of the equipment in which it participates with other partnerships at September 30, 2023 was approximately $2,588,000 and is included in the Partnership’s equipment on its balance sheet. The total cost of the equipment shared by the Partnership with other partnerships at September 30, 2023 was approximately $9,175,000. The Partnership’s share of the outstanding debt associated with this equipment at September 30, 2023 was approximately $41,000 and is included in the Partnership’s notes payable on its balance sheet. The total outstanding debt related to the equipment shared by the Partnership at September 30, 2023 was approximately $156,000.

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

The following is a schedule of approximate future minimum rentals on non-cancellable operating leases:

Periods Ended December 31,	Amount
Three months ended December 31, 2023	$21,000
Year Ended December 31, 2024	64,000
Year Ended December 31, 2025	22,000
Year Ended December 31, 2026	6,000
Year Ended December 31, 2027	3,000
$116,000

The General Partner anticipates the dissolution depending on circumstances to be December 31, 2024. CCC will assume the rights to the remaining active leases and their related remaining revenue stream through their termination.

4. Related Party Transactions

 Receivables/Payables

As of September 30, 2023, and December 31, 2022, the Company’s related party receivables and payables are short term, unsecured and non-interest bearing.

Nine months ended September 30,	2023	2022

Reimbursable expenses

The General Partner and its affiliates are entitled to reimbursement by the Partnership for the cost of goods, supplies or services obtained and used by the General Partner in connection with the administration and operation of the Partnership from third parties unaffiliated with the General Partner. In addition, the General Partner and its affiliates are entitled to reimbursement of certain expenses incurred by the General Partner and its affiliates in connection with the administration and operation of the Partnership.  For the nine months ended September 30, 2023 and 2022, the Partnership was charged approximately $84,000 and $75,000 in Other LP expense, respectively.

	$132,000	$136,000
Equipment acquisition fee
The General Partner earned an equipment acquisition fee of 4% of the purchase price of each item of equipment purchased as compensation for the negotiation of the acquisition of the equipment and lease thereof or sale under a conditional sales contract.	$-	$3,000
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

	$9,000	$3,600
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

	$564	$163

5. Notes Payable

Notes payable consisted of the following approximate amounts:

	September 30, 2023	December 31, 2022
Installment note payable to bank; interest rate of 4.14%, due in monthly installments of $705, including interest, with final payment in August 2024	7,500	14,000
Installment note payable to bank; interest rate of 5.00%, due in monthly installments of $493, including interest, with final payment in November 2024	7,000	11,000
Installment note payable to bank; interest rate of 6.21%, due in monthly installments of $2,213, including interest, with final payment in June 2024	20,000	38,000
Installment note payable to bank; interest rate of 5.50%, due in monthly installments of $531, including interest, with final payment in May 2027	20,500	25,000
	$55,000	$88,000

The notes are secured by specific equipment with a carrying value of approximately $84,000 and are nonrecourse liabilities of the Partnership. As such, the notes do not contain any financial debt covenants with which the Partnership must comply on either an annual or quarterly basis.  Aggregate approximate maturities of notes payable for each of the periods subsequent to September 30, 2023 are as follows:

Amount
Three months ended December 31, 2023	$11,000
Year ended December 31, 2024	29,000
Year ended December 31, 2025	6,000
Year ended December 31, 2026	6,000
Year ended December 31, 2027	3,000
$55,000

The General Partner anticipates the dissolution depending on circumstances to be December 31, 2024. CCC will assume the obligation and rights to the remaining notes payable and its related secured equipment as described above through their termination.

6. Supplemental Cash Flow Information

No interest or principal on notes payable was paid by the Partnership during 2023 and 2022 because direct payment was made by lessee to the bank in lieu of collection of lease income and payment of interest and principal by the Partnership.

Other noncash activities included in the determination of net loss are as follows:

Nine months ended September 30,	2023	2022
Lease revenue net of interest expense on notes payable realized as a result of direct payment of principal by lessee to bank	$32,000	$16,000

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

The Equipment Leasing and Finance Association’s (ELFA) Monthly Leasing and Finance Index (MLFI-25), which reports economic activity from 25 companies representing a cross section of the $1 trillion equipment finance sector, showed their overall new business volume for September was $9.7 billion, down 5 percent year-over-year from new business volume in September 2022. Volume was down 4 percent from $10.1 billion in August. Year-to-date, cumulative new business volume was up 1.9 percent compared to 2022.

Receivables over 30 days were 2.3 percent, unchanged for the second consecutive month and up from 1.5 percent in the same period in 2022. Charge-offs were 0.36 percent, up from 0.34 percent the previous month and up from 0.17 percent in the year-earlier period.

Credit approvals totaled 73.6 percent, down from 75.1 percent in August. Total headcount for equipment finance companies was down 2.7 percent year-over-year.

Separately, the Equipment Leasing & Finance Foundation’s Monthly Confidence Index (MCI-EFI) in October is 40.1, a decrease from the September index of 50.3.

ELFA President and CEO Ralph Petta said, “Respondents to the September survey show a slight decline in new business volume, providing fresh evidence that liquidity issues brought about, in part, by high interest rates and stubborn inflation are having a somewhat negative impact on demand for business equipment in select sectors. Of equal or greater concern is the quality of equipment finance company portfolios, as losses and delinquencies continue to edge up slightly. Both bear monitoring as we enter the fourth quarter of the year.”

Bill Stephenson, Global Chief Executive Officer, PEAC Solutions, said, “After the positive growth of recent months, the September survey results underscore the near-term challenges being faced by the U.S. economy. With monetary policy remaining restrictive and the cloud of further rate hikes still hanging in the air, business confidence has continued to soften and curtail investment activity. Our industry has demonstrated its resilience, having successfully navigated these economic headwinds for most of 2023 and delivering year-over-year growth. However, recent adverse events, such as the escalation of hostilities in the Middle East, will weigh on market sentiment and could further slow activity in the final months of the year.”

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

Through September 30, 2023, the Partnership’s lease portfolio consisted of operating leases. For operating leases, lease revenue is recognized on a straight-line basis in accordance with the terms of the lease agreement.

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

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash

Our primary source of cash for the nine months ended September 30, 2023, was net proceeds from the sale of equipment of approximately $19,000.  Our primary sources of cash for the nine months ended September 30, 2022, was net proceeds from the sale of equipment of approximately $5,000 and net cash provided by operating activities of approximately $60,000.

Our primary uses of cash for the nine months ended September 30, 2023 was cash used in operating activities of approximately $19,000.  For the nine months ended September 30, 2022, our primary uses of cash was capital expenditures in investing activities of approximately $87,000 and equipment acquisition fees paid to the GP of approximately $3,000 and finance fees of approximately $500.

Cash was used in operating activities for the nine months ended September 30, 2023 of approximately $19,000, which includes net loss of approximately $103,000 and depreciation and amortization expenses of approximately $86,000.  Other noncash activities included in the determination of net income include direct payments to banks by lessees of approximately $32,000.  Cash was provided by operating activities for the nine months ended September 30, 2022 of approximately $60,000, which includes net loss of approximately $140,000 and depreciation and amortization expenses of approximately $54,000.  Other noncash activities included in the determination of net income include direct payments to banks by lessees of approximately $35,000.

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

At September 30, 2023, cash and cash equivalents were held in one account maintained at one financial institution with an aggregate balance of approximately $300. Bank accounts are federally insured up to $250,000 by the FDIC. At September 30, 2023, the total cash balance was as follows:

At September 30, 2023	Balance
Total bank balance	$300
FDIC insured	(300)
Uninsured amount	$-

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

The Partnership’s investment strategy of acquiring equipment and generally leasing it under triple-net leases to operators who generally meet specified financial standards minimizes our operating expenses. As of September 30, 2023, the Partnership had future minimum rentals on non-cancelable operating leases of approximately $21,000 for the balance of the year ending December 31, 2023 and approximately $95,000 thereafter.

As of September 30, 2023, our non-recourse debt was approximately $55,000 with interest rates ranging from 4.14% to 6.21% and will be payable through May 2027. The General Partner anticipates the dissolution depending on circumstances to be December 31, 2024. CCC will assume the obligation and rights to the remaining notes payable and its related secured equipment through their termination.

The Partnership was originally scheduled to end its operational phase on December 31, 2018.  During the year ended December 31, 2018, the operational phase was officially extended to December 31, 2021 through an investor proxy vote. The General Partner anticipates the dissolution depending on circumstances to be December 31, 2024.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2023 compared to Three Months Ended September 30, 2022

Lease Revenue

Our lease revenue decreased to approximately $29,000 for the three months ended September 30, 2023, from approximately $38,000 for the three months ended September 30, 2022.  The Partnership had 13 and 11 active operating leases for the three months ended September 30, 2023 and 2022, respectively.  This decrease in lease revenue is primarily due to the termination of existing lease agreements with higher rental rates.  Management expects to add new leases to the Partnership’s portfolio throughout 2023, primarily through debt financing.

Sale of Equipment

For the three months ended September 30, 2023, the Partnership sold fully depreciated equipment with a net book value of approximately $0 for a net gain of approximately $7,500.  This compares to the three months ended September 30, 2022, when the Partnership sold fully depreciated equipment with a net book value of approximately $0 for a net loss of approximately $3,000.

Operating Expenses

Our operating expenses, excluding depreciation, primarily consist of accounting and legal fees, outside service fees and reimbursement of expenses to CCC for administration and operation of the Partnership. These expenses increased to approximately $74,000 for the three months ended September 30, 2023, from approximately $61,000 for the three months ended September 30, 2022.  This increase is primarily attributable to an increase in “Other LP” expenses charged by CCC for the administration of the Partnership of approximately $13,000, an increase in accounting fees of approximately $4,000, an increase in postage/shipping expenses of approximately $2,000 and an increase in outside office services expenses of approximately $1,000, partially offset by a decrease in temporary services expenses of approximately $7,000.

Equipment Management Fees

We pay an equipment management fee to our general partner for managing our equipment portfolio. The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases and approximately 2% of the gross lease revenue attributable to equipment that is subject to direct financing leases. The equipment management fee remained constant at approximately $2,000 for the three months ended September 30, 2023 and the three months ended September 30, 2022.

Depreciation and Amortization Expense

Depreciation and amortization expenses consist of depreciation on equipment and amortization of equipment acquisition fees. These expenses increased to approximately $28,000 for the three months ended September 30, 2023, from approximately $20,000 for the three months ended September 30, 2022. This increase was due to the lower frequency in the termination of leases and equipment being fully depreciated as compared to the acquisition of new leases for the three months ended September 30, 2023.

Net Loss

For the three months ended September 30, 2023, we recognized revenue of approximately $44,000 and expenses of approximately $107,000, resulting in net loss of approximately $63,000.  For the three months ended September 30, 2022, we recognized revenue of approximately $41,000 and expenses of approximately $90,000, resulting in net loss of approximately $49,000.  This change in net loss is due to the changes in revenue and expenses as described above.

Nine Months Ended September 30, 2023 compared to Nine Months Ended September 30, 2022

Lease Revenue

Our lease revenue increased to approximately $126,000 for the nine months ended September 30, 2023, from approximately $97,000 for the nine months ended September 30, 2022.  The Partnership had 13 and 11 active operating leases for the nine months ended September 30, 2023 and 2022.  This increase in lease revenue is primarily due to a lower number of lease agreements ending versus new lease agreements being acquired.  Management expects to add new leases to the Partnership’s portfolio throughout 2023, primarily through debt financing.

Sale of Equipment

For the nine months ended September 30, 2023, the Partnership sold equipment with net book value of approximately $0 and net gain of approximately $19,000.  This compared to the nine months ended September 30, 2022, the Partnership sold equipment with net book value of approximately $0 for a net gain of approximately $10,000.

Operating Expenses

Our operating expenses, excluding depreciation, primarily consist of accounting and legal fees, outside service fees and reimbursement of expenses to CCC for administration and operation of the Partnership. These expenses increased to approximately $201,000 for the nine months ended September 30, 2023, from approximately $188,000 for the nine months ended September 30, 2022.  This increase is primarily attributable to an increase in accounting fees of approximately $14,000 and in increase in “Other LP” expenses charged by CCC for the administration of the Partnership of approximately $10,000, partially offset by a decrease in temporary services expenses of approximately $12,000.

Equipment Management Fees

We pay an equipment management fee to our general partner for managing our equipment portfolio. The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases and approximately 2% of the gross lease revenue attributable to equipment that is subject to direct financing leases. The equipment management fee increased to approximately $9,000 for the nine months ended September 30, 2023 from approximately $4,000 for the nine months ended September 30, 2022.  This increase is consistent with the overall increase in lease revenue.

Depreciation and Amortization Expense

Depreciation and amortization expenses consist of depreciation on equipment and amortization of equipment acquisition fees. These expenses increased to approximately $86,000 for the nine months ended September 30, 2023, from approximately $54,000 for the nine months ended September 30, 2022. This increase was due to the lower frequency in the termination of leases and equipment being fully depreciated as compared to the acquisition of new leases for the nine months ended September 30, 2023.

Net Loss

For the nine months ended September 30, 2023, we recognized revenue of approximately $160,000 and expenses of approximately $263,000, resulting in net loss of approximately $103,000.  For the nine months ended September 30, 2022, we recognized revenue of approximately $113,000 and expenses of approximately $253,000, resulting in net loss of approximately $140,000.  This change in net loss is due to the changes in revenue and expenses as described above.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

N/A

Item 4. Controls and Procedures

Our management, under the supervision and with the participation of the General Partner’s Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures related to our reporting and disclosure obligations as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, the General Partner’s Chief Executive Officer and Principal Financial Officer have concluded that, as of September 30, 2023, our disclosure controls and procedures are effective in ensuring that information relating to us which is required to be disclosed in our periodic reports filed or submitted under the Securities Exchange Act of 1934 is (a) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (b) accumulated and communicated to management, including the General Partner’s Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended September 30, 2023 that have materially affected or are reasonably likely to materially affect its internal control over financial reporting.

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

COMMONWEALTH INCOME & GROWTH FUND VI
BY: COMMONWEALTH INCOME & GROWTH FUND, INC., General Partner

November 14, 2023	By:	/s/ Kimberly A. Springsteen-Abbott
Date		Kimberly A. Springsteen-Abbott
Chief Executive Officer Commonwealth Income & Growth Fund, Inc.

